Form 10-Q
period 1996-03-31
LAWYERS TITLE CORP
filed 1996-05-13
CIK 877355

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



          For Quarter Ended March 31, 1996 Commission File No. 0-13990



                            LAWYERS TITLE CORPORATION
             (Exact name of registrant as specified in its charter)



           Virginia                                       54-1589611
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


6630 West Broad Street, Richmond, Virginia                 23230
(Address of principal executive offices)                 (Zip Code)



        Registrant's telephone number, including area code (804) 281-6700



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock           8,887,316                April 30, 1996
                      ------------------        ------------------
    No Par Value

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES


                                      INDEX



                                                                        Page No.


                          PART I. FINANCIAL INFORMATION


Item 1.         Consolidated Financial Statements:

                Consolidated Balance Sheets............................... 3

                Consolidated Statements of Operations
                    and Retained Earnings ................................ 5

                Consolidated Statements of
                    Cash Flows............................................ 6

                Notes to Consolidated
                    Financial Statements.................................. 7


Item 2.         Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations............................. 8



                           PART II. OTHER INFORMATION


Item 1.         Legal Proceedings ...................................... 10

Item 6.         Exhibits and Reports on Form 8-K........................ 11

                Signatures.............................................. 12




                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                     March 31,      December 31,
ASSETS                                                                                 1996              1995
- ------                                                                                 ----              ----
INVESTMENTS:
    Fixed maturities:
        Available-for-sale - at fair value (amortized
           cost: 1996 - $182,877; 1995 - $179,182)                               $    185,290       $   187,270
    Equity securities - at fair value (cost: 1996 -
        $44,290; 1995 - $43,327)                                                       58,881            56,540
    Mortgage loans (less allowance for doubtful
        accounts: 1996 and 1995 - $150)                                                 1,005             1,015
    Invested cash                                                                      19,585            21,805
                                                                                 ------------       -----------

        Total investments                                                             264,761           266,630

CASH                                                                                   16,902            18,842

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts:
        1996 - $765; 1995  - $365)                                                      7,047             7,565
    Premiums (less allowance for doubtful accounts:
        1996 - $1,981; 1995 - $1,898)                                                  17,330            17,242
    Income tax benefits                                                                   -                 301
                                                                                 ------------       -----------

        Total notes and accounts receivable                                            24,377            25,108


PROPERTY  AND   EQUIPMENT  -  at  cost  (less   accumulated   depreciation   and
    amortization:
    1996 - $38,527; 1995 - $36,581)                                                    21,254            20,850

TITLE PLANTS                                                                           48,814            48,731

GOODWILL (less accumulated amortization:
    1996 - $10,548; 1995 - $10,174)                                                    53,086            53,645

DEFERRED INCOME TAXES                                                                  16,701            16,127

OTHER ASSETS                                                                           28,308            25,910
                                                                                 ------------       -----------

                                                                                 $    474,203       $   475,843
                                                                                 ============       ===========

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)



                                                                                     March 31,       December 31,
LIABILITIES                                                                            1996              1995
- -----------                                                                            ----              ----

POLICY AND CONTRACT CLAIMS                                                       $    192,815       $   193,791

ACCOUNTS PAYABLE AND
    ACCRUED EXPENSES                                                                   33,617            34,933

INCOME TAXES PAYABLE                                                                      651               -

OTHER                                                                                   7,312             8,734
                                                                                 ------------       -----------

        Total liabilities                                                             234,395           237,458
                                                                                 ------------       -----------



COMMITMENTS AND CONTINGENCIES



SHAREHOLDERS' EQUITY

Preferred stock, no par value, authorized
    5,000,000 shares, none issued or outstanding                                          -                 -

Common stock, no par value, authorized 45,000,000
    shares, issued and outstanding, 8,887,316 in
    1996 and 8,885,991 in 1995                                                        167,020           167,006

Unrealized investment gains  (less related
    deferred income tax expense  of $5,951
    in 1996 and $7,456 in 1995)                                                        11,053            13,845

Retained earnings                                                                      61,766            57,689

Receivable from employee benefit plan                                                     (31)             (155)
                                                                                 ------------       -----------

    Total shareholders' equity                                                        239,808           238,385
                                                                                 ------------       -----------


                                                                                 $    474,203       $   475,843
                                                                                 ============       ===========

                             See accompanying notes.

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
               (In thousands of dollars except per share amounts)
                                   (Unaudited)


                                                                                        1996             1995
                                                                                        ----             ----
REVENUES
    Premiums                                                                     $     94,720       $    88,086
    Title search and escrow                                                            22,749            16,752
    Investment income, net                                                              5,345             3,301
                                                                                 ------------       -----------

                                                                                      122,814           108,139
                                                                                 ------------       -----------
EXPENSES
    Salaries and employee benefits                                                     43,287            38,084
    Agents' commissions                                                                37,133            40,453
    Provision for policy and contract claims                                            6,286             4,965
    Other                                                                              29,391            23,242
                                                                                 ------------       -----------

                                                                                      116,097           106,744
                                                                                 ------------       -----------

OPERATING INCOME BEFORE INCOME TAXES                                                    6,717             1,395

INCOME TAX EXPENSE
    Current                                                                             1,264              (872)
    Deferred                                                                              932             1,252
                                                                                 ------------       -----------

                                                                                        2,196               380
                                                                                 ------------       -----------

NET INCOME                                                                              4,521             1,015

DIVIDENDS                                                                                (444)             (267)

RETAINED EARNINGS BEGINNING OF PERIOD                                                  57,689            42,237
                                                                                 ------------       -----------

RETAINED EARNINGS END OF PERIOD                                                  $     61,766       $    42,985
                                                                                 ============       ===========

EARNINGS PER COMMON SHARE                                                             $0.51             $0.11
                                                                                      =====             =====

AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                                                         8,887             8,884

                             See accompanying notes.

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                        1996              1995
                                                                                        ----              ----
Cash flows from operating activities:
    Net income                                                                   $      4,521       $     1,015
        Depreciation & amortization                                                     2,072             1,919
        Amortization of bond premium                                                      217               377
        Realized investment gains                                                      (2,171)             (216)
        Deferred income tax                                                               932             1,252
        Change in assets & liabilities:
           Notes receivable                                                               518                83
           Premiums receivable                                                            (88)            1,396
           Income taxes receivable/payable                                                952            (2,117)
           Policy & contract claims                                                      (976)           (2,683)
           Accounts payable and accrued expenses                                       (1,316)           (7,201)
           Cash surrender value of life insurance                                        (996)             (574)
           Other                                                                         (954)             (511)
                                                                                 ------------       -----------

               Net cash provided by (used in) operating activities                      2,711            (7,260)
                                                                                 ------------       -----------

Cash flows from investing activities:
    Purchase of property & equipment - net                                             (2,185)           (1,018)
    Purchases of businesses, net of cash acquired                                         -              (3,511)
    Cost of investments acquired:
        Fixed maturities                                                              (29,687)          (18,441)
        Equity securities                                                             (11,235)           (7,985)
    Proceeds from investment sales or maturities:
        Fixed maturities                                                               26,020            19,902
        Equity securities                                                              12,197             5,744
        Mortgage loans                                                                     10               111
                                                                                 ------------       -----------

               Net cash used in investing activities                                   (4,880)           (5,198)
                                                                                 ------------       -----------

Cash flows from financing activities:
    Dividends paid                                                                       (444)             (267)
    Change in notes payable                                                            (1,547)           10,338
                                                                                 ------------       -----------

               Net cash (used in) provided by financing activities                     (1,991)           10,071
                                                                                 ------------       -----------

               Net decrease in cash and invested cash                                  (4,160)           (2,387)

Cash & invested cash at beginning of period                                            40,647            31,989
                                                                                 ------------       -----------

Cash & invested cash at end of period                                            $     36,487       $    29,602
                                                                                 ============       ===========

                             See accompanying notes.

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars except per share amounts)



1.   Interim Financial Information

     The unaudited consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the Form 10-K for the year ended December 31, 1995 filed with the Commission under the Securities Exchange Act of 1934. This report should be read in conjunction with the aforementioned Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of this information have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.


2.   Pending Legal Proceedings

     For additional information, see Pending Legal Proceedings on page F-26 and Legal Proceedings on page 14 of the December 31, 1995 Form 10-K and Part II, Item 1 of this report.



Item 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.



                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES



Results of Operations

Operating Revenues

Operating revenues for the first quarter of 1996 were $117.5 million, compared to $104.8 million for the first quarter of 1995. This year-over-year revenue gain of more than 12.1 %, which was attributable to strength in the Company's direct operations, reflects the continuation of a modest recovery started in residential real estate markets earlier this year, as well as heavier residential refinancing activity resulting from the lower interest rate environment seen in the latter part of 1995 and early 1996.

For the first quarter of 1996, new orders opened in Company offices were almost 107,000, an increase of over 45% from the first quarter of 1995 and the best quarter the Company has ever seen for new open orders. While there is no assurance that these open orders will close, and the recent increases in mortgage rates will likely dampen refinancing activity, the open order count seen in the first quarter sets a strong platform for the Company to move into the second quarter of 1996.

Investment Income

Investment income totaled $5.3 million in the first quarter of 1996 compared to $3.3 million in the comparable 1995 period. The change was primarily due to an increase in capital gains in the 1996 period compared to the 1995 period.

Expenses

The operating margin, before claims and investment income, showed strong improvement to 6.5% during the first quarter of 1996 as compared with 2.9% in the first quarter of 1995 when salary reductions were in place throughout much of the Company. Claims experience continued to show the positive effects of favorable development patterns seen throughout 1995 as claims were only 5.4% of title revenues. This compared to the 4.7% posted in the first quarter of 1995, which was benefited by favorable developments in two previously reserved large claims.

The rate used for discounting loss reserves on current issues is determined at the beginning of each year. The rate established at the beginning of 1996 for the year was 6.0%.

Net Income

Net earnings for the first quarter of 1996 were $4.5 million or $.51 per share compared to $1.0 million or $.11 per share in the first quarter of 1995.

Liquidity and Capital Resources

Management believes that the Company holds adequate resources to meet its short and long-term capital needs at March 31, 1996. At that date cash and invested cash balances of $36.5 million and fixed maturity and equity security balances totaling $245.2 million were held by the Company. Additionally, the Company maintained an unused $20.0 million line of credit at March 31, 1996.

                           PART II. OTHER INFORMATION




Item 1.  Legal Proceedings

With respect to the Brown and Segall litigation as reported on pages 14, 15 and 16 of the Registrant's December 31, 1995 Form 10-K (1995 Form 10-K), on May 3, 1996, the District Court in Arizona approved the settlement as described in the 1995 Form 10-K and authorized notice to the class. The Court still has pending before it petitions for attorneys' fees and costs.





Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     None

b.   Reports on Form 8-K

     None

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           LAWYERS TITLE CORPORATION
                                            (Registrant)





Date:       May 13, 1996                   /s/ Charles Henry Foster, Jr.
                                           Charles Henry Foster, Jr.
                                           Chairman and Chief Executive Officer





Date:       May 13, 1996                   /s/ George William Evans
                                           George William Evans
                                           Vice President and Treasurer