Form 10-Q
period 1996-06-30
LAWYERS TITLE CORP
filed 1996-08-14
CIK 877355

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For Quarter Ended June 30, 1996 Commission File No. 0-13990

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

                                               Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock         8,889,791               August 1, 1996
                     No Par Value

                          LAWYERS TITLE CORPORATION AND SUBSIDIARIES

                                             INDEX

                                                              Page No.

                           PART I. FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements:

             Consolidated Balance Sheets............................3

             Consolidated Statements of Operations
                and Retained Earnings ..............................5

             Consolidated Statements of
                Cash Flows..........................................6

             Notes to Consolidated
                Financial Statements................................7

Item 2.      Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations...........................8

                                  PART II.  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K......................10

             Signatures............................................11

                                PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                          LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                   (In thousands of dollars)
                                          (Unaudited)

                                                                     June 30,     December 31,
ASSETS                                                                1996           1995
- ------                                                                ----           ----
INVESTMENTS:
   Fixed maturities:

      Available-for-sale - at fair value (amortized
         cost: 1996 - $191,224; 1995 - $179,182)                   $ 191,840      $ 187,270
   Equity securities - at fair value (cost: 1996 -
      $43,635; 1995 - $43,327)                                        58,373         56,540
   Mortgage loans (less allowance for doubtful
      accounts: 1996 and 1995 - $150)                                    922          1,015
   Invested cash                                                      20,739         21,805
                                                                   ---------      ---------

      Total investments                                              271,874        266,630

CASH                                                                  21,137         18,842

NOTES AND ACCOUNTS RECEIVABLE:
   Notes (less allowance for doubtful accounts:
      1996 - $1,008; 1995  - $365)                                     7,221          7,565
   Premiums (less allowance for doubtful accounts:
      1996 - $2,172; 1995 - $1,898)                                   17,651         17,242
   Income tax benefits                                                   -              301
                                                                   ---------      ---------

      Total notes and accounts receivable                             24,872         25,108


PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation and amortization:
   1996 - $40,428; 1995 - $36,581)                                    21,458         20,850

TITLE PLANTS                                                          48,909         48,731

GOODWILL (less accumulated amortization:
   1996 - $10,922; 1995 - $10,174)                                    57,421         53,645

DEFERRED INCOME TAXES                                                 18,796         16,127

OTHER ASSETS                                                           31,179        25,910
                                                                   ----------     ---------

                                                                   $ 495,646      $ 475,843
                                                                   =========      =========






                          LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                   (In thousands of dollars)

                                          (Unaudited)


                                                                     June 30,     December 31,
LIABILITIES                                                           1996           1995
- -----------                                                           ----           ----
POLICY AND CONTRACT CLAIMS                                         $ 193,824      $ 193,791

ACCOUNTS PAYABLE AND

   ACCRUED EXPENSES                                                   40,375         34,933

INCOME TAXES PAYABLE                                                   4,379            -

OTHER                                                                  9,721          8,734

      Total liabilities                                              248,299        237,458
                                                                   ---------      ---------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Preferred stock, no par value, authorized
   5,000,000 shares, none issued or outstanding                          -              -

Common stock, no par value, authorized 45,000,000
   shares, issued and outstanding, 8,887,316 in
   1996 and 8,885,991 in 1995                                        167,033        167,006

Unrealized investment gains  (less related
   deferred income tax expense of $5,374
   in 1996 and $7,456 in 1995)                                         9,980         13,845

Retained earnings                                                     70,365         57,689

Receivable from employee benefit plan                                    (31)          (155)
                                                                   ---------      ---------

    Total shareholders' equity                                       247,347        238,385
                                                                   ---------      ---------

                                                                   $ 495,646      $ 475,843
                                                                   =========      =========

                                    See accompanying notes.

                          LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS AND

                                     ACCUMULATED SURPLUS
                   SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                      (In thousands of dollars except per share amounts)
                                          (Unaudited)

                                                         Six Months Ended            Three Months Ended
                                                               June 30,                      June 30,
                                                        1996          1995           1996         1995
                                                        ----          ----           ----         ----
REVENUES
   Premiums                                          $213,187      $179,385        $118,467    $ 91,299
   Title search, escrow and other                      48,075        37,776         25,326       21,024
   Investment income                                   10,845         5,999          5,500        2,698
                                                     --------      --------       --------     --------

                                                      272,107       223,160        149,293      115,021
                                                     --------      --------       --------     --------
EXPENSES

   Salaries and employee benefits                      89,768        74,875         46,481       36,791
   Agents' commissions                                 86,385        79,206         49,252       38,753
   Provision for policy and contract claims            13,584        12,158          7,298        7,193
   Other                                               61,855        50,977         32,464       27,735
                                                     --------         -------     --------     -------

                                                      251,592       217,216        135,495      110,472
                                                     --------      --------       --------     --------

OPERATING INCOME BEFORE

   INCOME TAXES                                        20,515         5,944         13,798        4,549

INCOME TAX EXPENSE
   Current                                               7,535       (3,375)         6,271       (2,503)
   Deferred                                              (585)        5,108         (1,517)       3,856
                                                     --------      --------       --------     --------

                                                        6,950         1,733          4,754        1,353
                                                     --------      --------       --------     --------

NET INCOME                                             13,565         4,211          9,044        3,196
DIVIDENDS                                                (889)         (711)          (445)        (444)
RETAINED EARNINGS BEGINNING OF PERIOD                  57,689         42,237        61,766        42,985
                                                     --------      ---------      --------     ---------
RETAINED EARNINGS END OF PERIOD                      $ 70,365      $ 45.737       $ 70,365     $ 45,737
                                                     ========      ========       ========     ========
EARNINGS PER COMMON SHARE                            $   1.53      $    .47       $   1.02     $    .36
                                                     ========      ========       ========     ========

AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                   8,887         8,885          8,887        8,885

                                    See accompanying notes.

                          LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (In thousands of dollars)

                                          (Unaudited)

                                                                          Six Months Ended
                                                                            June 30,
                                                                          1996          1995
                                                                          ----          ----
Cash flows from operating activities:
   Net income                                                         $  13,565     $   4,211
      Depreciation & amortization                                         4,180         3,837
      Amortization of bond premium                                          408           640
      Realized investment gains                                          (4,437)         (413)
      Deferred income tax                                                  (585)        5,108
      Change in assets & liabilities:

         Notes receivable                                                   344          (348)
         Premiums receivable                                               (409)         (149)
         Current income taxes                                             4,719        (4,484)
         Policy & contract claims                                            33        (4,251)
         Accounts payable and accrued expenses                            1,513        (7,781)
         Other                                                           (3,560)         (183)
                                                                      ---------     ---------

            Net cash provided by (used in) operating activities          15,771        (3,813)
                                                                      ---------    -------------
Cash flows from investing activities:
   Purchase of property & equipment - net                                 (4,202)      (1,355)
   Purchase of businesses, net of cash acquired                          (2,320)       (7,827)
   Cost of investments acquired:
      Fixed maturities                                                  (53,219)      (30,624)
      Equity securities                                                 (19,907)      (17,587)
      Mortgage loans                                                        -             (66)
   Proceeds from investment sales or maturities:
      Fixed maturities                                                   40,789        35,953
      Equity securities                                                  24,018        14,530
      Mortgage loans                                                         93           147
                                                                      ---------     ---------

            Net cash used in investing activities                       (14,748)       (6,829)
                                                                      ---------      --------

Cash flows from financing activities:
   Dividends paid                                                          (889)         (711)
   Change in notes payable                                                1,095         6,354
                                                                      ---------     ---------

            Net cash provided by financing activities                       206         5,643
                                                                      ---------     ---------

            Net increase (decrease) in cash and invested cash             1,229        (4,999)

Cash & invested cash at beginning of period                              40,647        31,989
                                                                      ---------     ---------

Cash & invested cash at end of period                                 $  41,876     $  26,990
                                                                      =========     =========


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

2.  Pending Legal Proceedings

    For additional information, see Pending Legal Proceedings on page F-26 and Legal Proceedings on page 14 of the December 31, 1995 Form 10-K and the March 31, 1996 Form 10-Q.

Item 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

                          LAWYERS TITLE CORPORATION AND SUBSIDIARIES

Results of Operations

Net Income

The Company reported net income of $9.0 million or $1.02 per share for the quarter ended June 30, 1996, or almost triple the net income of $3.2 million or $.36 per share for the comparable 1995 period. Net income for the six months ended June 30, 1996 improved to $13.6 million or $1.53 per share from $4.2 million or $.47 per share reported in the comparable period of 1995.

Operating Revenues

Operating revenues improved 20% in the first six months and 28% in the second quarter of 1996 compared to the same periods of 1995. This improvement was to $261.3 million from $217.2 million in the first six months and to $143.8 million from $112.3 million in the second quarter of 1996 compared to 1995. The 1996 periods reflect strength in the new home and housing resale markets as well as refinancing activity which was in response to the lower interest rate environment seen in the year's first quarter.

The Company opened over 209,000 new orders for title insurance during the first six months of 1996 compared to 161,000 for the comparable period of 1995. During the second quarter of 1996 order volume was 102,000 compared to 88,000 in the same period of 1995. While there is no assurance that opened orders will close, this level of activity has set a solid platform for the start of the third quarter of 1996. The month of June 1996 did show a reduction in counts compared to prior months and to June of 1995.

Investment Income

Investment income increased $4.8 million in the first six months and $2.8 million in the second quarter of 1996 compared to the 1995 periods. These increases were primarily attributable to increased capital gains activity which accounted for increases of $4.0 million in the six month period and $2.1 million in the quarter.

Expenses

Operating expenses increased in response to increases in business volume in the first six months and second quarter of 1996 compared to the same periods of 1995. The operating margin, before claims and investment income showed strong improvement to 10.8% during the second quarter of 1996 compared to 8.0% in the second quarter of 1995 and improvement to 8.9% in the first six months of 1996 compared to 5.6% in the same period of 1995. The 1995 periods had benefitted from a salary reduction program that was in place throughout much of the Company. Management continues to monitor business volumes and is committed to closely managing staffing and other cost levels to adjust them as activity levels change.

Also, agents commissions increased in direct proportion to the levels of agency premium reported in the first six months and second quarter of 1996 compared to the same periods of 1995.

Claims experience continued to show the positive effects of favorable development patterns seen for the last two years as they were only 5.1% of title revenues for the second quarter of 1996 compared to 6.4% reported in the second quarter of 1995. In the first six months of 1996 claims were 5.2% of title revenues compared to 5.6% in the comparable 1995 period.

Liquidity and Capital Resources

The Company generated $15.8 million of cash from operations in the first six months of 1996 compared to using $3.8 million in the same period of 1995. At June 30, 1996 the Company held cash and invested cash of $41.9 million and combined fixed maturity and equity securities investments of $250.2 million. Additionally, the Company had unutilized lines of credit totaling $32.5 million at June 30, 1996. Management believes the Company can meet both its short and long-term capital needs as of June 30, 1996.

                                  PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

    10.1 Lawyers Title Corporation 1991 Stock Incentive Plan (as amended May 16, 1995 and May 21, 1996).*

    10.5 Lawyers Title Corporation 1992 Stock Option Plan for Non-Employee Directors (as amended May 21, 1996).*

    * Filed Herewith

b.  Reports on Form 8-K

    None

                                           Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LAWYERS TITLE CORPORATION
                                          (Registrant)

Date:       August 12, 1996                /s/ Charles Henry Foster
       ------------------------          --------------------------
                                           Charles Henry Foster, Jr.
                                           Chairman and Chief Executive Officer





Date:       August 12, 1996              /s/ George William Evans
       ------------------------        --------------------------
                                         George William Evans
                                         Vice President and Treasurer