Form 10-Q
period 1996-09-30
LAWYERS TITLE CORP
filed 1996-11-14
CIK 877355

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




        For Quarter Ended September 30, 1996 Commission File No. 0-13990



                            LAWYERS TITLE CORPORATION
             (Exact name of registrant as specified in its charter)



                      Virginia                            54-1589611
            (State or other jurisdiction               (I.R.S. Employer
          of incorporation or organization)           Identification No.)



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

                                    Yes X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Common Stock        8,889,791            October 31, 1996
                 No Par Value      -------------        --------------------

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES



                                      INDEX



                                                                       Page No.


                          PART I. FINANCIAL INFORMATION


Item 1.         Consolidated Financial Statements:

                Consolidated Balance Sheets.................................3

                Consolidated Statements of Operations
                    and Retained Earnings ..................................5

                Consolidated Statements of
                    Cash Flows..............................................6

                Notes to Consolidated
                    Financial Statements....................................7


Item 2.         Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations...............................8



                           PART II. OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K...........................10

                Signatures.................................................11

                                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
                                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                            (In thousands of dollars)
                                                   (Unaudited)

                                                                                    September 30,  December 31,
ASSETS                                                                                 1996             1995
------                                                                                 ----             ----
INVESTMENTS:
    Fixed maturities:
        Available-for-sale - at fair value (amortized
           cost: 1996 - $195,706; 1995 - $179,182)                               $    196,880       $   187,270
    Equity securities - at fair value (cost: 1996 -
        $42,697; 1995 - $43,327)                                                       58,364            56,540
    Mortgage loans (less allowance for doubtful
        accounts: 1996 and 1995 - $150)                                                   674             1,015
    Invested cash                                                                      25,464            21,805
                                                                                 ------------       -----------

        Total investments                                                             281,382           266,630

CASH                                                                                   18,506            18,842

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts:
        1996 - $1,008; 1995 - $365)                                                     6,765             7,565
    Premiums (less allowance for doubtful accounts:
        1996 - $2,330 - $1,898)                                                        17,293            17,242
    Income tax benefits                                                                   -                 301
                                                                                 ------------       -----------

        Total notes and accounts receivable                                            24,058            25,108


PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation and amortization:
    1996 - $42,269; 1995 - $36,581)                                                    21,874            20,850

TITLE PLANTS                                                                           49,105            48,731

GOODWILL (less accumulated amortization:
    1996 - $11,297; 1995 - $10,174)                                                    56,930            53,645

DEFERRED INCOME TAXES                                                                  20,285            16,127

OTHER ASSETS                                                                           29,761            25,910
                                                                                 ------------       -----------

                                                                                 $    501,901       $   475,843
                                                                                 ============       ===========


                                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                            (In thousands of dollars)
                                                   (Unaudited)




                                                                                    September 30,  December 31,
LIABILITIES                                                                            1996             1995
-----------                                                                            ----             ----
POLICY AND CONTRACT CLAIMS                                                       $    194,764       $   193,791

ACCOUNTS PAYABLE AND
    ACCRUED EXPENSES                                                                   40,216            34,933

INCOME TAXES PAYABLE                                                                    4,525                -

OTHER                                                                                   8,440             8,734
                                                                                 ------------       -----------

        Total liabilities                                                             247,945           237,458
                                                                                 ------------       -----------



COMMITMENTS AND CONTINGENCIES




SHAREHOLDERS' EQUITY

Preferred stock, no par value, authorized
    5,000,000 shares, none issued or outstanding                                           -                 -

Common stock, no par value, authorized 45,000,000
    shares, issued and outstanding, 8,889,791 in
    1996 and 8,885,991 in 1995                                                        167,034           167,006

Unrealized investment gains  (less related
    deferred income tax expense of $5,894
    in 1996 and $7,456 in 1995)                                                        10,947            13,845

Retained earnings                                                                      75,975            57,689

Receivable from employee benefit plan                                                      -               (155)
                                                                                 ------------       -----------

    Total shareholders' equity                                                        253,956           238,385
                                                                                 ------------       -----------

                                                                                 $    501,901       $   475,843
                                                                                 ============       ===========


                                             See accompanying notes.
                                                       4



                                           LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                                       RETAINED EARNINGS
                                 NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                      (In thousands of dollars except per share amounts)
                                                          (Unaudited)


                                                                      Nine Months Ended                  Three Months Ended
                                                                          September 30,                      September 30,
                                                                      1996            1995               1996            1995
                                                                      ----            ----               ----            ----
REVENUES
    Premiums                                                     $  328,438      $  275,990         $  115,251      $   96,605
    Title search, escrow and other                                   74,503          59,069             26,428          21,874
     Investment income                                               15,438          11,146              4,593           4,566
                                                                 ----------      ----------         ----------      ----------

                                                                    418,379         346,205            146,272         123,045
                                                                 ----------      ----------         ----------      ----------
EXPENSES
    Salaries and employee benefits                                  137,127         114,763             47,359          39,888
    Agents' commissions                                             134,116         118,382             47,731          39,176
    Provision for policy and contract claims                         21,075          18,295              7,491           6,137
    Other                                                            96,396          80,256             34,541          29,279
                                                                -----------      ----------         ----------      ----------

                                                                    388,714         331,696            137,122         114,480
                                                                -----------      ----------         ----------      ----------
OPERATING INCOME BEFORE
    INCOME TAXES                                                     29,665          14,509              9,150           8,565

INCOME TAX EXPENSE
    Current                                                          12,642           1,071              5,107           4,446
    Deferred                                                         (2,596)          2,990             (2,011)         (2,118)
                                                                -----------      ----------         ----------      ----------
                                                                     10,046           4,061              3,096           2,328
                                                                -----------      ----------         ----------      ----------

NET INCOME                                                           19,619          10,448              6,054           6,237

DIVIDENDS                                                            (1,333)         (1,155)              (444)           (444)

RETAINED EARNINGS BEGINNING
    OF PERIOD                                                        57,689          42,237             70,365          45,737
                                                                -----------      ----------         ----------      ----------

RETAINED EARNINGS END OF PERIOD                                  $   75,975      $   51,530         $   75,975      $   51,530
                                                                 ==========      ==========         ==========      ==========

EARNINGS PER COMMON SHARE                                        $     2.21      $     1.18         $     0.68      $     0.70
                                                                 ==========      ==========         ==========      ==========

AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                8,888           8,885              8,889           8,885



                                                    See accompanying notes.
                                                               5


                                    LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                            (In thousands of dollars)
                                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                           1996             1995
                                                                                           ----             ----
Cash flows from operating activities:
    Net income                                                                          $ 19,619       $   10,448
        Depreciation & amortization                                                        6,517            6,322
Amortization of bond premium                                                                 568              887
        Realized investment gains                                                         (5,399)          (1,841)
        Deferred income tax                                                               (2,596)           2,884
        Change in assets & liabilities:
           Notes receivable                                                                  800              289
           Premiums receivable                                                               (51)             749
           Current income taxes                                                            4,865            2,169
Policy & contract claims                                                                     973           (5,971)
           Accounts payable and accrued expenses                                           1,354           (8,612)
Other                                                                                     (2,393)            (491)
                                                                                      ----------       ----------
               Net cash provided by operating activities                                  24,257            6,833
                                                                                      ----------       ----------
Cash flows from investing activities:
    Purchase of property & equipment - net                                                (6,600)          (3,364)
    Purchase of businesses, net of cash acquired                                          (2,320)          (8,026)
    Cost of investments acquired:
        Fixed maturities                                                                 (77,093)         (55,394)
        Equity securities                                                                (27,780)         (25,127)
        Mortgage loans                                                                        -                (5)
    Proceeds from investment sales or maturities:
        Fixed maturities                                                                  59,938           54,842
        Equity securities                                                                 33,961           30,536
        Mortgage loans                                                                       341               40
                                                                                      ----------       ----------
               Net cash used in investing activities                                     (19,553)          (6,498)
                                                                                      ----------       ----------
Cash flows from financing activities:
    Dividends paid                                                                        (1,333)          (1,155)
    Change in notes payable                                                                  (48)          (3,176)
                                                                                      ----------       ----------
               Net cash provided by financing activities                                  (1,381)          (4,331)
                                                                                      ----------       ----------
               Net increase (decrease) in cash and invested cash                           3,323           (3,996)
Cash & invested cash at beginning of period                                               40,647           31,989
                                                                                      ----------       ----------
Cash & invested cash at end of period                                                 $   43,970       $   27,993
                                                                                      ==========       ==========

                                             See accompanying notes.
                                                        6

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

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations


                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES



Results of Operations

Net Income

The Company reported net income of $6.1 million, or $.68 per share, for the quarter ended September 30, 1996, compared to net income of $6.2 million, or $.70 per share, for the quarter ended September 30, 1995. The 1996 quarter included $0.9 million of capital gains compared to $1.4 million of capital gains recognized in the third quarter of 1995. Net income per share exclusive of capital gains was $.61 in the third quarter of 1996 versus $.60 in the year earlier period. Net income for the first nine months of 1996 was $19.6 million, or $2.21 per share, compared to $10.4 million, or $1.18 per share, in the first nine months of 1995.

Operating Revenues

Operating revenues for the third quarter of 1996 increased by 19.6 percent over the prior year comparable period to $141.7 million on the continued resilience in the new home and housing resale markets. This year-over-year revenue gain reflected improvement in business from both direct operations and the agency network. For the nine months ended September 30, 1996, operating revenues totaled $402.9 million, 20.3 percent ahead of 1995.

Investment Income

Investment income was $4.6 million in the third quarter of both 1995 and 1996. Exclusive of capital gains, investment income improved to $3.7 million in the third quarter of 1996 compared to $3.1 million in the third quarter of 1995. Investment income improved $4.3 million, including a $3.5 million increase in capital gains, in the first nine months of 1996 compared to the same period of 1995.

On November 11, 1996, the Pension and Portfolio Committee of the Board of Directors approved a change in the Company's investment strategy for its insurance company portfolios. This change will result in a shift out of equity securities. This shift will take place before the end of 1996 and will result in after tax capital gains of approximately $10.5 million. Proceeds from the sale of equities will be moved into fixed income securities. The effect on future operations will be to replace the lower dividend yields and variable capital gains experience of the equity securities with the more steady and predictable stream of interest income from fixed maturity securities.

Expenses

The operating margin, before claims and investment income, was 8.5 percent in the third quarter of 1996, roughly flat with the third quarter of 1995. The margin comparison was adversely impacted by an increase of 0.75 percent in the average effective agency commission rate as these rates were realigned in some markets to improve the Company's competitive posture. Additionally, during the third quarter, the Company opened offices which are not yet at full production and increased its sales and product development efforts particularly in the allied services area. It also increased its investment in technology, beginning the development of a wide area network and enhancing electronic data interchange capabilities. While these measures have put some pressure on the quarterly margin comparison, they are part of the long-term strategy for earnings growth in specific markets and for new product development. The operating margin for the first three quarters of 1996 was 8.8 percent, solidly ahead of the 6.5 percent posted for the first three quarters of 1995.


Claims experience continued to show the effects of favorable development patterns seen for the last two years; they were 5.3 percent of title revenues in the third quarter of 1996, compared to the 5.2 percent posted in the third quarter of 1995. For the first nine months of 1996 claims were 5.2 percent of title revenues compared to 5.5 percent in the comparable 1995 period.

Liquidity and Capital Resources

The Company generated $24.3 million of cash from operations in the first nine months of 1996 compared to $6.8 million in the same period of 1995. At September 30, 1996 the Company held cash and invested cash of $44.0 million and combined fixed maturity and equity securities investments of $255.2 million. Additionally, the Company had unutilized lines of credit totaling $32.5 million at September 30, 1996. Management believes the Company can meet both its short and long-term capital needs as of September 30, 1996.

                           PART II. OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     10.1 Lawyers Title Corporation 1991 Stock Incentive Plan (as amended May 26, 1995, May 21, 1996 and November 1, 1996).*

     * Filed Herewith

b.   Reports on Form 8-K

          None

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LAWYERS TITLE CORPORATION
                                            (Registrant)





Date:       November 12, 1996                /s/ Charles Henry Foster, Jr.
       --------------------------         --------------------------------
                                            Charles Henry Foster, Jr.
                                            Chairman and Chief Executive Officer





Date:       November 12, 1996                /s/ George William Evans
       --------------------------         ---------------------------
                                            George William Evans
                                            Vice President and Treasurer