Form 10-K405
period 1996-12-31
LAWYERS TITLE CORP
filed 1997-03-26
CIK 877355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                  For the Fiscal Year Ended December 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                          COMMISSION FILE NO. 1-13990

                           LAWYERS TITLE CORPORATION
             (Exact name of registrant as specified in its charter)

            Virginia                               54-1589611
 (State or other jurisdiction of                 (IRS Employer
  incorporation or organization)               Identification No.)

              6630 West Broad Street
               Richmond, Virginia                     23230
     (Address of principal executive offices)      (Zip Code)

                                 (804) 281-6700
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                           Common Stock, no par value
                        Preferred Stock Purchase Rights

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ___

The aggregate market value of voting stock held by non-affiliates of the registrant on March 3, 1997 was approximately $198,745,000. Directors of registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

The number of shares of Common Stock, no par value, outstanding on March 3, 1997, was 8,908,991.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 1997 Annual Meeting of Shareholders (to be filed) are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

The Company

Lawyers Title Corporation (the "Company") is a holding company organized under the laws of the Commonwealth of Virginia on June 24, 1991. The Company's principal subsidiary, Lawyers Title Insurance Corporation ("Lawyers Title"), has been engaged since 1925 primarily in the title insurance business through its network of branches, service offices, subsidiaries and agencies. As a holding company, the Company has greater flexibility in conducting certain operations, especially with regard to capital transactions, while the operating title insurance subsidiaries remain subject to regulation by the various states. See "Regulation" below.


Lawyers Title

Lawyers Title was founded in 1925 in Richmond, Virginia. It soon expanded into other southeast states and by 1934 had become the largest title insurance company in the South, with over 3,000 approved attorneys and agents. Branches and agents were added gradually in other states, and the post-World War II years promoted substantial growth of Lawyers Title. The business continued to expand nationally and into U.S. possessions and Canada. By the early 1960s, Lawyers Title's operations covered the entire country (with the exception of Iowa, which does not recognize title insurance).

In the 1970s, Lawyers Title purchased two title underwriters, Mid-South Title Insurance Corporation ("Mid-South Title"), headquartered in Memphis, Tennessee, and Land Title Insurance Company ("Land Title"), headquartered in California. In the 1980s, Lawyers Title combined its California operations, improving its service and operations in the state which provides the single largest source of premium revenue for the title insurance industry. California World Financial Corporation and its wholly owned subsidiary, California - World Title Company, merged into an entity then known as Continental Land Title Company, which ultimately became a subsidiary of Lawyers Title, with operations in California, Oregon and Arizona. In 1989, the California subsidiary's name became Continental Lawyers Title Company ("Continental Lawyers"), to emphasize its relationship with the national company.

In 1994, Lawyers Title purchased two additional title underwriters, Oregon Title Insurance Company ("Oregon Title"), headquartered in Portland, Oregon, and Title Insurance Company of America ("TICA"), headquartered in Dallas, Texas. Effective December 1, 1995, TICA was merged into Mid-South Title, whose name was changed to Title Insurance Company of America (hereinafter "TICA" refers to such surviving corporation).

Lawyers Title has its National Headquarters offices at 6630 West Broad Street, Richmond, Virginia 23230. Its telephone number is (804) 281-6700. Unless the context otherwise requires, Lawyers Title, as used herein, refers to Lawyers Title and each of its branches, service offices, subsidiaries and agencies.


General

Lawyers Title is engaged in the business of providing title insurance and related services. In addition to writing title insurance, in some states Lawyers Title furnishes certificates of title and abstracts of title. As an incident to the issuance of title insurance, Lawyers Title also offers a closing protection letter to lenders and owners who purchase title insurance, and in some areas it also serves as an escrow agent in closing real estate transactions.

Most title insurance policies sold by Lawyers Title and its subsidiaries are underwritten by Lawyers Title; however, title insurance policies are also underwritten by Oregon Title in Oregon, and TICA is licensed and qualified to underwrite policies in Texas, Tennessee, Florida, Ohio, Georgia, Louisiana, Alabama, Arkansas, Virginia, Michigan, Illinois and Kentucky. Land Title only reissues policies it has previously issued. Policies previously issued by Mid-South Title remain in effect in Tennessee, Mississippi, Arkansas, Alabama, Florida, Georgia and Louisiana.

Lawyers Title's business is conducted in 49 states and in the District of Columbia, the territories of Puerto Rico and the U.S. Virgin Islands, the Bahamas and a number of Canadian provinces. Geographical coverage is provided by Lawyers Title's nationwide network of 14 National Division offices, 10 regional offices and approximately 260 branch and closing/escrow offices. In addition, Lawyers Title has approximately 3,800 independent agents and 36,000 approved attorneys.

Title insurance policies are written through and issued by branch offices of Lawyers Title and its underwriting subsidiaries, by title insurance agents or by some combination thereof. Agencies may be either independently owned or subsidiaries of Lawyers Title. In the western states, Lawyers Title operates primarily through independent agents and subsidiaries (Continental Lawyers, American Title Group, Inc., Lawyers Title of Arizona, Inc. and Oregon Title), while its eastern operations are conducted through branch offices, agents and approved attorneys. In the fiscal year ended December 31, 1996, approximately 53.5% of total title insurance revenues were derived from direct operations (company branches and wholly owned subsidiary agencies) and 46.5% came from independent agents. As of December 31, 1996, no single independent agent was the source of more than 5% of the title insurance revenues of Lawyers Title.

Lawyers Title and its subsidiaries also provide escrow services to customers in various areas of the country. Primarily in the western states, it is a general practice, incident to the issuance of title insurance policies, to hold funds and documents in escrow for delivery in real estate transactions upon fulfillment of the conditions to such delivery. In the mid-western states, Florida and some eastern cities, it is customary for the title company to close the transaction and disburse the sale or loan proceeds. Fees for such escrow and closing services are generally separate and distinct from the title insurance premiums.

Lawyers Title has two wholly owned subsidiaries devoted to computer automation of various aspects of the title insurance business, including on-line title plants, policy issuance and closing documentation and support functions. These are Datatrace Information Services Company, Inc. and Genesis Data Systems, Inc. Another subsidiary, Lawyers Title Exchange Company, facilitates tax-free property exchanges pursuant to Section 1031 of the Internal Revenue Code by holding the sale proceeds from one transaction until a second acquisition occurs, thereby assisting customers in deferring the recognition of taxable income.

In 1994, the Company formed a new subsidiary, Lawyers Title Environmental Insurance Service Agency, Inc., to market environmental insurance products for commercial properties under a marketing agreement with Environmental Warranty, Inc. ("EWI"), a Connecticut corporation. EWI was previously a program administrator for SAFECO Corporation. EWI is currently a managing general agent for American International Group, one of the largest and most active underwriters in the environmental insurance field. Lawyers Title has a minority interest in EWI.

In 1996, Lawyers Title formed a new subsidiary, Lawyers Title Services Company, Inc. ("LTSC") to coordinate residential real estate transactions for national lenders and to provide other real estate related products and services (such as appraisals, tax services, flood certification, surveys, and document preparation) through a single source. LTSC is currently qualified in 22 states. Also in 1996, Lawyers Title, through a newly formed subsidiary, Global Corporate Services, Inc. acquired a 50% ownership interest in Argonaut Relocation Services, LLC ("Argonaut") a Michigan limited liability company. Argonaut, which employs approximately 120 individuals, offers a full line of employee relocation services to companies moving employees anywhere in the world.


Title Insurance

In general, title insurance policies indemnify the insured from losses resulting from certain outstanding liens, encumbrances and other defects in title to real property that appear as matters of public record, and from certain other matters not of public record. Many of the principal customers of title insurance companies buy insurance for the accuracy and reliability of the title search as well as for the indemnity features of the policy. The beneficiaries of title insurance policies are generally owners or buyers of real property or parties who make loans on the security of real property. An owner's policy protects the named insured against title defects, liens and encumbrances existing as of the date of the policy and not specifically excluded or excepted from its provisions, while a lender's policy, in addition to the foregoing, insures against the invalidity of the lien of the insured mortgage and insures the priority of the lien as stated in the title policy.

Lawyers Title issues title insurance policies on the basis of a title report, which is prepared pursuant to underwriting guidelines prescribed in manuals published by Lawyers Title, after a search of the public records, maps and documents to ascertain the existence of easements, restrictions, rights of way, conditions, encumbrances, liens or other matters affecting the title to, or use of, real property. In certain instances, a visual inspection of the property is also made. Title examinations may be made by branch employees, agency personnel or approved attorneys, whose reports are utilized by or rendered to a branch or agent and are the basis for the issuance of policies by such branch or agent.

In the case of difficult or unusual legal or underwriting issues involving potential title risks, the branch office or agent is instructed to consult with a supervising Lawyers Title office. Contracts with agencies require that the agent seek prior approval of Lawyers Title in order to commit Lawyers Title to assume a risk over a stated dollar limit. Pursuant to agency agreements, Lawyers Title assumes all of the risks to the insured, in the absence of certain types of misconduct by the agent, in return for a portion of the premium received.

Lawyers Title owns a number of title plants and in some areas leases or participates with other title insurance companies or agents in the cooperative operating of such plants. Title plants are compilations of copies of public records, maps and documents that are indexed to specific properties in an area, and they serve to facilitate the preparation of title reports. In many of the larger markets, the title plant and search procedures have been automated. To maintain the value of the title plants, Lawyers Title continually updates its records by regularly adding current information from the public records and other sources. In this way, Lawyers Title maintains the ability to produce quickly and at a reduced expense a statement of the instruments which constitute the chain of title to a particular property.

The premium for title insurance is due in full when the title transaction is closed, and the policy amount is usually based upon the purchase price of the property or the amount of the loan secured by the property. While most other forms of insurance provide for the assumption of risk of loss arising out of unforeseen future events, title insurance serves to protect the policyholder from the risk of loss from events that predate the issuance of the policy. This distinction underlies the low claims loss experience of title insurers as compared to other insurance underwriters. Losses generally result either from judgment errors or mistakes made in the title search and examination process or the escrow process or from hidden defects such as fraud, forgery, incapacity or missing heirs. Operating expenses, on the other hand, are higher for title insurance companies than for other companies in the insurance industry. Most title insurers incur considerable costs relating to the personnel required to process forms, search titles, collect information on specific properties and prepare title insurance commitments and policies.

A title policy can be issued directly by a title insurer or indirectly on behalf of a title insurer through agents which are not themselves licensed as insurers. Where the policy is issued by a title insurer, the search is performed by or at the direction of the title insurer, and the premium is collected and retained by the title insurer. Where the policy is issued through an agent, the agent generally performs the search (in some areas searches are performed by approved attorneys), examines the title, collects the premium and retains a portion of the premium. The remainder of the premium is remitted to the title insurer as compensation for bearing the risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies from region to region and is sometimes regulated by the states. A title insurer is obligated to pay title claims in accordance with the terms of its policies, regardless of whether it issued its policy directly or indirectly through an agent.


Insured Risk on Policies in Force

The amount of the insured risk or "face amount" of insurance under a title insurance policy is generally equal to either the purchase price of the property or the amount of the loan secured by the property. The insurer is also responsible for the cost of defending the insured title against covered claims. The insurer's actual exposure at any time is significantly less than the total face amount of policies in force because the risk on an owner's policy is often reduced over time as a result of subsequent transfers of the property and the reissuance of title insurance by other title insurance underwriters, and the coverage of a lender's policy is reduced and eventually terminated as a result of payment of the mortgage loan. Because of these factors, the total contingent liability of a title underwriter on outstanding policies cannot be precisely ascertained.

In the ordinary course of business, Lawyers Title and its underwriting subsidiaries represent and defend the interests of their insureds, and provide on the Company books for estimated losses and loss adjustment expenses. Title insurers are sometimes subject to unusual claims (such as claims of Indian tribes to land formerly inhabited by them) and to claims arising outside the insurance contract, such as for alleged negligence in search, examination or closing, alleged improper claims handling and alleged bad faith. The damages alleged in such claims arising outside the insurance contract may often exceed the stated liability limits of the policies involved. While Lawyers Title in the ordinary course of its business has been subject from time to time to these types of claims, Lawyers Title's losses to date on such claims have not been significant in number or material in dollar amount to the Company's financial condition. In recent years, Lawyers Title has also experienced several large claims resulting from agent escrow defalcations, and as a result of experience in those cases, has put in place more stringent agent qualification and audit procedures.

Liabilities for estimated losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 1996. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the reserves for losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. The provision for policy and contract claims as a percentage of operating revenues for 1996 was 5.2%, for 1995 was 5.2%, and for 1994 was 9.6%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

Lawyers Title generally pays losses in cash; however, it sometimes settles claims by purchasing the interest of the insured in the real property or the interest of the claimant adverse to the insured. Assets acquired in this manner are carried at the lower of cost or estimated realizable value, net of any indebtedness thereon.

Lawyers Title places a high priority on maintaining effective quality assurance and claims administration programs. Lawyers Title's quality assurance program focuses on quality control, claims prevention and product risk assessment in its branches, subsidiaries and independent agencies. The claims administration program focuses on improving liability analysis, prompt, fair and effective handling of claims, prompt evaluation of settlement or litigation with first and third-party claimants and appropriate use of ADR (Alternative Dispute Resolution) in claims processing. In addition, to reduce the incidence of agency defalcations, Lawyers Title has strengthened its procedures for renewing existing agents, has expanded its due diligence requirements in acquiring new agents and has intensified its Agency Audit Program. The Company continues to refine its systems for maintaining effective quality assurance and claims administration programs.

Reinsurance and Coinsurance

Lawyers Title distributes large title insurance risks through the mechanisms of reinsurance and coinsurance. In reinsurance agreements, the reinsurer accepts that part of the risk which the primary insurer (the "ceding company" or "ceder") decides not to retain, in consideration for a portion of the premium. A number of factors may enter into a company's decision to reinsure, including retention limits imposed by state law, customer demands and the risk retention philosophy of the company. The ceder, however, remains liable to the insured for the total risk, whether or not the reinsurer meets its obligation. As a general rule, when Lawyers Title purchases reinsurance on a particular risk it will retain a primary risk of 5% of the total risk with a minimum primary risk of $5 million and may participate with reinsurers on liability amounts above the primary level on a secondary level. In the absence of specific approval by management, reinsurance generally is purchased if the risk is greater than $35 million.

Lawyers Title also assumes reinsurance from other title insurance underwriters pursuant to a standard reinsurance agreement concerning specific title insurance risks for properties on which it assumes a portion of the liability. Lawyers Title has entered into numerous reinsurance agreements with other title insurance underwriters on specific transactions. Lawyers Title's exposure on all reinsurance assumed is reduced due to retention by the ceding company of a substantial primary risk level. In addition, exposure under these agreements generally ceases upon a transfer of the insured properties and, with respect to insured loans, is decreased by reductions in mortgage loan balances. Because of this, the actual exposure is much less than the total reinsurance which Lawyers Title has assumed. Lawyers Title provides loss reserves on assumed reinsurance business on a basis consistent with reserves for direct business.

Lawyers Title also utilizes coinsurance to enable it to provide coverage in amounts greater than it would be willing or able to undertake individually. Under coinsurance transactions, each individual underwriting company issues its individual policy and assumes a fraction of the overall total risk. There is liability for each participating company for the particular fraction of the risk it assumes.

Lawyers Title enters into reinsurance and coinsurance arrangements with most of the larger participants in the title insurance market and such arrangements are not materially concentrated with any single title insurance company. Revenues and claims from reinsurance are not material to Lawyers Title's business as a whole.

Title Insurance Premium Revenues

In the years ended December 31, 1996, 1995 and 1994, premiums from the issuance of title policies represented 76.8%, 79.9% and 82.6%, respectively, of the Company's consolidated revenues.

The table below sets forth, for the years ended December 31, 1996, 1995 and 1994, the approximate dollars and percentages of the Company's title insurance premium revenues for the ten states representing the largest percentages of such revenues and for all other states combined:

                            Year Ended December 31,
                             (Amounts in thousands)

                                   1996                          1995                           1994

                           Amount            %          Amount             %            Amount           %
                           ------          -----        ------           -----          ------         -----
Texas                     $ 98,762          21.6%      $ 82,604          21.4%        $ 63,487         15.3%
California                  48,841          10.7         28,530           7.4           33,984          8.2
Florida                     33,340           7.3         26,852           7.0           29,173          7.1
Pennsylvania                30,223           6.6         29,468           7.6           28,929          7.0
New York                    24,318           5.3         17,396           4.5           23,268          5.6
Michigan                    23,067           5.1         20,625           5.3           24,304          5.9
Virginia                    20,613           4.5         19,968           5.2           21,958          5.3
Ohio                        18,130           4.0         14,503           3.8           20,001          4.8
New Jersey                  15,391           3.4         14,123           3.7           18,364          4.5
Massachusetts               13,356           2.9         11,187           2.9           13,716          3.3
All Others                 130,336          28.6        120,615          31.2          136,673         33.0
                          --------         -----       --------         -----         --------        -----
Totals                    $456,377         100.0%      $385,871         100.0%        $413,857        100.0%
                          ========         =====       ========         =====         ========        =====

Sales and Marketing

Although Lawyers Title enhances its business development through general advertising, it believes its primary source of business is from the real estate community, such as attorneys, real estate brokers and developers, financial institutions, mortgage brokers and independent escrow agents. Lawyers Title's business results from construction and sale of new housing, resales and refinancings of residential real estate and from commercial real estate activity. In the 1990s Lawyers Title has placed a renewed emphasis on residential real estate activity while maintaining a leadership position in insuring commercial real estate transactions. Although precise data are not available to compare the percentage of total premium revenues of Lawyers Title derived from commercial versus residential real estate activities, 83% of such revenues in 1996 resulted from policies providing coverage of $1 million or less (which tend to be residential) and 17% of such revenues resulted from policies providing coverage in excess of $1 million.

Regional differences exist in Lawyers Title's sales and marketing emphasis. In eastern metropolitan areas, for instance, Lawyers Title has emphasized the marketing of title insurance for commercial real estate transactions. In the western states, primarily California, the principal source of business has been resales and refinancings of residential real estate and construction and sales of new housing.

To increase profits and improve margins, Lawyers Title is expanding its direct operations in markets with projected growth, attractive title insurance rates and favorable claims experience. Since 1992, Lawyers Title has acquired title operations in Texas, North Carolina, Oregon, Florida, Virginia, Maryland, District of Columbia, Ohio, Maine, Michigan, New Mexico, New Jersey, Pennsylvania and Wisconsin. See "Recent Acquisitions." In addition, within the last three years Lawyers Title has added closing/escrow offices and sales representatives in many markets.

Lawyers Title has gained a favorable reputation for its National Division offices which specialize in the sale and servicing of title insurance for complex commercial and multi-property transactions. Lawyers Title has 14 such offices located in strategic metropolitan areas throughout the country. Each of these National Division offices markets title insurance products and services to large commercial customers in its areas and serves the customer's title insurance needs throughout the country.

LTSC, located at Lawyers Title's National Headquarters, also services national lenders which seek to obtain title insurance products and services as well as a variety of other real estate related products and services such as appraisals, tax services, flood certifications, surveys and document preparation through a single source. LTSC is able to offer lenders one stop shopping for such products and services based on the internal capabilities of Lawyers Title and strategic alliances with other providers.


Customers

Lawyers Title is not dependent upon any single customer or any single group of customers. The loss of any one customer would not have a material adverse effect on Lawyers Title.


Competition

The title insurance business is very competitive. Competition is based primarily on price, service and expertise. The size and financial strength of the insurer are also important factors, particularly for larger commercial customers. Title insurance underwriters also compete for agents on the basis of service and commission levels.

Lawyers Title is one of the largest title insurance underwriters in the United States based on gross title revenues. Its principal competitors are other major title insurance underwriters and their agency networks. These include Chicago Title Insurance Company, First American Title Insurance Company, Commonwealth Land Title Insurance Company, Stewart Title Guaranty Company, Old Republic National Title Insurance Company and Fidelity National Title Insurance Company. Of the more than one hundred title insurance underwriting companies licensed in the United States, the top seven companies account for approximately 90% of the title insurance market.

Lawyers Title and its title insurance subsidiaries are subject to regulation by the insurance authorities of the states in which they do business. See "Regulation." Within this regulatory framework, Lawyers Title competes with respect to premium rates, coverage, risk evaluation, service and business development.

State regulatory authorities impose underwriting limits on title insurers based primarily on levels of available capital and surplus. While such limits may theoretically hinder Lawyers Title's assumption of a particular large underwriting liability, in practice Lawyers Title has established its own internal risk limits at levels substantially lower than those allowed by state law. Therefore, statutory capital-based risk limits are not considered by Lawyers Title to be a significant factor in the amount or size of underwriting it may undertake. However, some of Lawyers Title's competitors, within their family of underwriters, have much greater available capital resources and are able to assume greater levels of individual policy risk without distributing such risk through reinsurance. Therefore, such companies may have a certain competitive advantage in bidding for larger policies over Lawyers Title, which may have to arrange reinsurance or coinsurance coverage.


Regulation

The title insurance business is regulated by state regulatory authorities who possess broad powers relating to the granting and revoking of licenses, and the type and amount of investments which Lawyers Title and its insurance subsidiaries may make. These state authorities also regulate insurance rates, forms of policies and the form and content of required annual statements, and have the power to audit and examine the financial records of these companies. Under state laws, certain levels of capital and surplus must be maintained and certain amounts of portfolio securities must be segregated or deposited with appropriate state officials. State regulatory policies also restrict the amount of dividends which insurance companies may pay without prior regulatory approval.

The National Association of Insurance Commissioners has adopted model legislation which if enacted would regulate title insurers and agents nationally and change certain statutory reporting requirements. The proposed legislation also would require title insurers to audit agents periodically and require licensed agents to maintain professional liability insurance. The Company cannot predict whether the proposed legislation or any provision thereof will be adopted in Virginia or any other state. In 1996, Virginia enacted legislation requiring an annual certification of reserve adequacy by a qualified actuary to comply with the new statutory reporting requirements.

A substantial portion of the assets of Lawyers Title and its underwriting subsidiaries consists of their portfolios of investment securities. As a title insurance company domiciled in Virginia, Lawyers Title is required by state statute to maintain assets of a statutorily defined quality in an amount equal to its total liabilities determined on a statutory basis plus 50% of statutory equity. For statutory purposes, the insurer's total liabilities include a statutory premium reserve, reserves established for losses in the course of settlement ("case reserves") and other liabilities related to operations.

The statutorily required assets are maintained by Lawyers Title in investment-grade corporate securities and United States, state and local obligations. In addition to these investments, Lawyers Title maintains portfolios of cash and cash-equivalents. The investment portfolios are managed by professional investment advisors whose work is reviewed by the Pension and Portfolio Committee of the Company's Board of Directors.

Land Title, TICA and Oregon Title, domiciled in California, Tennessee and Oregon, respectively, are similarly required to maintain certain levels and qualities of assets.

Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by state agencies of any change in control of an insurance company or insurance holding company that is domiciled (or, in some cases, doing business) in that state. Under such current laws, any future transaction that would constitute a change in control of the Company would generally require approval by the state insurance departments of Virginia, California, Tennessee, Texas, Ohio and Oregon. Such requirement may have the effect of delaying or preventing certain transactions affecting the control of the Company or the ownership of the Company's Common Stock, including transactions that could be advantageous to the shareholders of the Company.


Investment Policies

The Company earns investment income from its portfolio of securities. Historically, as a general policy, Lawyers Title limited its investments in equity securities to approximately 50% of its statutory surplus. In 1996, the Company changed its strategy for insurance company portfolios by shifting away from investments in equity securities and into fixed-maturity securities. The Company believes that the effect on future operations will be to replace the lower dividend yields and variable capital gains experience of the equity securities with the more steady and predictable stream of interest income from fixed-maturity securities. The fixed-maturity portfolio consists of investment grade securities and is designed to comply with the various state regulatory requirements while maximizing yield. The Company regularly re-examines its portfolio strategies in light of changing earnings or tax situations. See Note 3 to the Consolidated Financial Statements and the General section of Management's Discussion and Analysis for the major categories of investments, contractual maturities and income received.


Seasonality; Backlog

The title insurance business is closely related to overall levels of real estate activity. Historically, real estate activity has been generally slower in the winter months with volumes showing significant improvements in the spring and summer months. The percentage of title orders closed to title orders opened is typically lower in the first six months than at year end because of this seasonal variance. In addition, the title insurance business is cyclical due to the effect of interest rate fluctuations on the level of real estate activity. Periods of high interest rates adversely affect real estate activity and therefore premium revenues.


Employees

As of December 31, 1996, the Company had 3,757 employees. The Company's relationship with its employees is good. No employees are currently covered by any collective bargaining agreements, and the Company is not aware of any union organizing activity relating to its employees.


Recent Acquisitions

The strategic focus of the Company is on growth through carefully selected acquisitions. Primarily, this focus is centered on the acquisition of small to medium-size title insurance agencies and underwriters. Although the Company generally does not expect any single acquisition will be material, it believes that such acquisitions in the aggregate over time will enhance profitability. The Company continually assesses the growth potential for its business in its existing markets as well as those markets in which it is not currently participating. Through acquisitions of independent agencies with a track record of profitability and the prospect of growth in the future, the Company can expand revenues while increasing its profit margins and control over the acquired agencies. In assessing the acquisition of an underwriter, the Company reviews, among other factors, the underwriter's profitability, location, growth potential in its existing market, claims experience and adequacy of its reserves.

Since 1992, the Company has made several acquisitions in furtherance of its acquisition strategy. In 1992, it acquired an agency in Medina, Ohio. In 1993, the Company acquired agencies in Houston, Texas; El Paso, Texas; Madison, Wisconsin; Jackson, Michigan; and an agency with five branch offices located in Charlotte, Winston-Salem, Raleigh, Greensboro and Wilmington, North Carolina. In 1994, the Company acquired an agency in Rio Rancho, New Mexico; a full service title agency operation with approximately 17 offices (including closing offices) in the Orlando, Florida area; an underwriter headquartered in Portland, Oregon with approximately 15 offices (including escrow offices); and a full service title agency operation in Texas with offices in Dallas, Fort Worth, Austin and San Antonio, along with numerous closing offices. In 1995, the Company acquired a full service title agency operation with offices in Maryland, the District of Columbia and Northern Virginia; an agency in Grand Blanc, Michigan; and agency operations in Maryland, Pennsylvania and New Jersey which have been converted to branch offices. In 1996, the Company acquired full service title agency operations in Cuyahoga Falls, Ohio and in Portland, Maine; entered into joint venture arrangements which resulted in the Company acquiring controlling interests in two title agencies, one located in Columbus, Ohio and the other in Nashville, Tennessee; acquired an interest in a relocation company in a joint venture with General Motors Corporation; and acquired an interest in a flood certification company located in Bristol, Pennsylvania. In most of these instances, the existing management of the acquired company has remained in place to supervise the day-to-day operations of the business.


Environmental Matters

Recent title insurance policies specifically exclude any liability for environmental risks or contamination. Older policies, while not specifically addressing environmental risks, are not considered to provide any coverage for such matters, and the Company does not expect any significant expenses related to environmental claims.

Lawyers Title sometimes acts as a temporary title holder to real estate under a nominee holding agreement and Lawyers Title, through its subsidiaries, sometimes participates in holding agreements involving tax-deferred exchanges. Lawyers Title's customers in such situations generally are financially strong entities from whom it secures indemnification for potential environmental and other claims. In other situations where Lawyers Title might acquire title to real estate, it will generally require that an appropriate environmental assessment be made to evaluate and avoid any potential liability.


ITEM 2.  PROPERTIES

The Company conducts its business operations primarily in leased office space. Lawyers Title leases approximately 83,300 square feet of office space for its corporate headquarters in Richmond, Virginia. This lease expires on September 30, 2000. The Company has numerous other leases for its branch offices and subsidiaries throughout the states in which it operates. In addition, it owns several properties which in aggregate are not material to its business taken as a whole.

The Company's title plants constitute a principal asset. Such plants comprise copies of public records, maps, documents, previous reports and policies which are indexed to specific properties in an area. The plants are generally located at the office which serves a particular locality. They enable title personnel to examine title matters relating to a specific parcel of real property as reflected in the title plant, and eliminate or reduce the need for a separate search of the public records. They contain material dating back a number of years and are kept current on a daily or other frequent basis by the addition of copies of documents filed of record which affect real property. The Company maintains title plants covering many of the areas in which it operates, although certain offices utilize jointly owned and maintained plants. The Company capitalizes only the initial cost of title plants. The cost of maintaining such plants is charged to expense as incurred.

The title plants and title examination procedures have been automated and computerized to a large extent in many areas. To protect against casualty loss, the Company's offices maintain duplicate files and backups of all title plants.

The Company believes that its properties are maintained in good operating condition and are suitable and adequate for its purposes at current sales levels.


ITEM 3. LEGAL PROCEEDINGS

Brown and Segall Litigation. On July 15, 1993, the United States Court of Appeals for the Third Circuit in a case entitled Ticor Title Insurance Co. v. Federal Trade Commission (No. 89-3787) (the "FTC Proceeding"), issued a ruling against the five title insurance company defendants (including Lawyers Title) holding that the state action doctrine and the McCarran-Ferguson Act did not provide antitrust protection for the filing of rates for title search and examination services through rating bureaus in Connecticut and Arizona. The Supreme Court on March 21, 1994, denied a petition for certiorari, and the FTC Proceeding was terminated on May 10, 1994.

Following the initiation of the FTC Proceeding in 1985, at least 12 different private antitrust class actions were filed against various title insurance companies, including Lawyers Title, in federal district courts in Pennsylvania, New York, California and Oregon. These cases were all consolidated as In Re Real Estate Title and Settlement Services Antitrust Litigation, MDL Docket No. 633 ("MDL 633"), in the United States District Court for the Eastern District of Pennsylvania. The consolidated cases were resolved by a settlement that did not entail the payment of direct monetary damages that was approved by the District Court in 1986 and affirmed by the Third Circuit in 1987.

Subsequent to the MDL 633 settlement, additional private class action suits were filed against the title insurance companies (including Lawyers Title) that were defendants in MDL 633. One of these was dismissed by the trial court and affirmed on appeal. Another case, Walter F. Brown, et al. v. Ticor Title Insurance Co., et al. (Civ. 90-0577) ("Brown"), was filed on April 13, 1990, in the United States District Court for the District of Arizona. The complaint alleged that the plaintiffs are members of a class consisting of all persons who purchased title search and examination services in Arizona and Wisconsin since January 1981. The plaintiffs claimed that the defendants' participation in title insurance rating bureaus in those states violated the federal antitrust laws. The complaint requested injunctive relief, treble damages in an unspecified amount, and costs and attorneys' fees. Summary judgment for the defendants was granted by the District Court, but in December 1992, the United States Court of Appeals for the Ninth Circuit reversed and remanded the case to the District Court for further proceedings. (Brown v. Ticor Title Insurance Co., 982 F.2d
386). In June 1993, the defendants filed a petition for certiorari with the Supreme Court, and that petition was granted on October 4, 1993. On April 4, 1994, the Supreme Court dismissed the writ of certiorari as improvidently granted.

A case entitled Segall v. Stewart Title Company Co., et al., Civil Action No. 94-C-0441 ("Segall"), a putative class action on behalf of Wisconsin purchasers of title search and examination services, was filed on April 20, 1994, in the United States District Court for the Eastern District of Wisconsin and has been consolidated with Brown in the United States District Court for the District of Arizona. The claims presented in Segall on behalf of Wisconsin purchasers are essentially identical to those presented on behalf of the class of Wisconsin purchasers covered by the Brown case.

On May 3, 1996, the District Court in Arizona approved the settlement of the consolidated Brown and Segall litigation. The settlement permits class members who purchased title search and examination services from any of the defendants
(1) to elect a cash benefit (equal to 7.7% of the amount paid for title search and examination services) if the purchase occurred during certain time periods (1981-1982 in Arizona and 1981-1984 in Wisconsin), and (2) so long as the purchase occurred during the class period (January 1, 1981 through June 10, 1986), to receive an additional $5,000 of coverage without charge on any title insurance policy purchased from any of the defendants within a year following final approval of the settlement. A class member who purchased title search and examination services from any of the defendants during the class period and who does not elect to receive the cash benefit receives without additional charge an inflation enhancement of the original title insurance policy. Class members who did not purchase title search and examination services from any of the defendants but who became insured by one of them receives the policy enhancement benefit. Class members who purchased title insurance from an insurer other than one of the defendants receives the additional $5,000 of coverage in connection with the purchase of a new title insurance policy within one year following final approval of the settlement.

Although the amount of attorneys' fees and costs to be awarded to the plaintiffs' attorneys has not been finally determined, the Company believes that the portion of any such award payable by Lawyers Title will not have a material effect on the Company's financial condition. Accordingly, for purposes of the Company's financial reports, the Arizona District Court's approval of the settlement has terminated the Brown and Segall litigation.

General. Lawyers Title and its title insurance subsidiaries represent and defend the interests of their insureds in connection with various other litigation and claims relating to title insurance policies in the ordinary course of business. See
"Business - Insured Risk on Policies in Force."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the persons who serve as executive officers of the registrant, their ages and positions as of December 31, 1996, and their business experience during the prior five years. There are no family relationships between any of such persons and any Director, executive officer, or person nominated to become a Director or executive officer.

       Name                                 Age    Office and Experience
Charles H. Foster, Jr.                      53       Chairman and Chief Executive
                                                     Officer.  Also serves as Chairman
                                                     and Chief Executive Officer of
                                                     Lawyers Title.

Janet A. Alpert                             50       President and Chief Operating
                                                     Officer.  Also serves as President
                                                     and Chief Operating Officer of
                                                     Lawyers Title.  Served as Executive
                                                     Vice President of the Company from
                                                     October 1991 to December 1992 and
                                                     as Executive Vice President --
                                                     Eastern Operations of Lawyers Title
                                                     from January 1989 to December 1992.

Kenneth Astheimer                           48       Executive Vice President.  Also
                                                     serves as Executive Vice President
                                                     -- Western Operations of Lawyers
                                                     Title.

Charles W. Keith                            59       Executive Vice President.  Also
                                                     serves as Executive Vice President
                                                     -- Eastern Operations of Lawyers
                                                     Title.

George William Evans                        42       Vice President and Treasurer.  Also
                                                     serves as Senior Vice President --
                                                     Treasurer and Chief Financial
                                                     Officer of Lawyers Title.

Russell W. Jordan, III                      56       Secretary and General Counsel.
                                                     Also serves as Senior Vice
                                                     President and General Counsel of
                                                     Lawyers Title.

John R. Blanchard                           48       Controller.  Also serves as Senior
                                                     Vice President - Controller of
                                                     Lawyers Title.








John M. Carter                              41       Assistant Secretary.  Also serves
                                                     as Vice President, General
                                                     Corporate Counsel and Secretary of
                                                     Lawyers Title.  Served as Vice
                                                     President, Corporate Counsel and
                                                     Secretary of Lawyers Title from
                                                     1992 to 1994.

H. Randolph Farmer                          57       Senior Vice President - Corporate
                                                     Communications and Advertising of
                                                     Lawyers Title.

William H. Goodwyn, Jr.                     61       Executive Vice President -
                                                     Marketing of Lawyers Title.

Robert J. Palmer                            41       Senior Vice President and Chief
                                                     Information Officer of Lawyers
                                                     Title.  Served as Vice President
                                                     and Director of Systems Development
                                                     and Support of Lawyers Title from
                                                     February 1994 to October 1994, as
                                                     Director of Systems Development and
                                                     Support of Lawyers Title from
                                                     February 1993 to February 1994, and
                                                     as Senior Consultant of Lawyers
                                                     Title from 1990 to February 1993.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS


Market Information and Dividend Policy

                          Dividends                   Common Stock
                           Declared                    Price Range
                          Per Share                High               Low
                          ---------                ----               ---
1996
  Fourth Quarter            $0.05                 $21.75            $17.63
    Third Quarter            0.05                  22.38             17.38
    Second Quarter           0.05                  19.88             16.00
    First Quarter            0.05                  19.13             16.63

1995
  Fourth Quarter            $0.05                 $19.25            $14.63
    Third Quarter            0.05                  16.63             13.50
    Second Quarter           0.05                  15.88             12.38
    First Quarter            0.03                  13.25             10.50

As of March 3, 1997, there were 2,734 shareholders of record of the Company's common stock.

The Company's current dividend policy anticipates the payment of quarterly dividends in the future. Future dividends will be dependent on the future earnings, financial condition and capital requirements of the Company and other factors. The payment of dividends is subject to the restrictions described in
Note 7 of the Notes to the Consolidated Financial Statements. As of December 31, 1996, approximately $14.1 million was available for the payment of dividends.


ITEM 6.  SELECTED FINANCIAL DATA

On February 25, 1993 the Company's Board of Directors declared a three-for-two split of its common stock to all shareholders of record on April 15, 1993. Accordingly, all common share, per common share and stock option data have been restated to reflect the stock split.

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

                (In thousands of dollars except per common share amounts)

                                                       1996             1995            1994            1993             1992
                                                       ----             ----            ----            ----             ----
For the year ended December 31:

             Revenues                               $594,182         $482,832        $501,200        $504,109         $471,161
             Net income                               36,519           17,051           6,814          28,965           11,864
             Earnings per
               common share                             4.11             1.92            0.80            4.31             1.88

             Dividends per
               common share                             0.20             0.18            0.12             .06                -

At December 31:

             Total assets                            520,968          475,843         453,259         438,140          363,673

             Shareholders'
               equity                                262,168          238,385         203,323         201,161          143,978


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

Overview -Lawyers Title Corporation reported improved earnings in 1996 compared to 1995 which had been a significant improvement over 1994. The Company's primary business is the insurance of titles to real property which is greatly influenced by the real estate economy. Underlying economic factors adversely affected 1994 results due to upward pressures on mortgage loan interest rates as the Federal Reserve responded to inflationary fears. Mortgage interest rates averaged 7.8% in 1996, 8.0% in 1995 and 8.4% in 1994. Housing starts were 1.5 million, 1.35 million and 1.4 million in 1996, 1995 and 1994, respectively. Resales of existing homes were at 4.1 million, 3.8 million and 4.0 million in 1996, 1995 and 1994, respectively.

During the three year period from 1994 to 1996, the Company benefited from three distinct portions of its business strategy. Operations were expanded through the acquisition of title insurance agents and underwriters, expenses were tightly monitored and controlled, and claims experience improved due to quality control efforts and an improved claims environment.

Revenues - The Company's operating revenues are dependent on overall levels of real estate activity which are influenced by a number of factors including interest rates, access to capital, housing starts, housing resales, and the general state of the economy. In addition, the Company's revenues are affected by the Company's sales and marketing efforts, its acquisition program and its strategic decisions based on the rate structure and claims environment in particular markets.

Premiums and related fees are determined both by competition and by state regulation. Operating revenues from direct title operations are recognized at the time real estate transactions close, which is generally 60 to 90 days after the opening of a title order. Operating revenues from agents are recognized when the issuance of a policy is reported to the Company by an agent. Although agents generally report the issuance of policies on a monthly basis, heightened levels of real estate activity may slow this reporting process. This typically results in delays of 30 to 60 days from the closing of real estate transactions until the recognition of revenues from agents.

In addition to the premiums and related fees, the Company has historically earned investment income from its portfolio of fixed- maturity and equity securities. Investment income includes dividends and interest as well as realized capital gains or losses on the portfolio. The Company regularly reexamines its portfolio strategies in light of changing earnings or tax situations. In the fourth quarter of 1996 the Company shifted its investment strategy, eliminating its investment in equity securities and beginning to move all of its investment portfolio into fixed-maturity securities. The repositioning of the portfolio will eliminate the exposure of the regulated surplus of the Company's insurance subsidiaries to market fluctuations inherent in equity portfolios. Additionally, the commensurate increase in fixed-maturity securities will increase the level of more stable, predictable interest income earned.

Factors Affecting Profit Margins and Pre-Tax Profits - The Company's profit margins are affected by several factors, including volume, policy amount and type of real estate activity. Volume is an important determinant of profitability because Lawyers Title, like any other title insurance company, has a significant level of fixed costs arising from personnel, occupancy costs and maintenance of title plants. Because a premium is based on the face amount of the policy, larger policies generate higher premiums although expenses of issuance do not necessarily increase in proportion to policy size. Profit margins are lower on refinancings than on sales due to premium discounts and higher cancellation rates generally experienced on refinancings. Cancellations affect profitability because costs are incurred both in opening and in processing orders.

The Company's principal variable expense is commissions paid to independent agents. The Company regularly reviews the profitability of its agency revenues; contracting in unprofitable markets and expanding where acceptable levels of profitability are available. The Company continually monitors its operating margin, which is the percentage of operating revenues less salaries and employee benefits, agency commissions and other expenses to operating revenues.

Claims - Generally, title insurance claim rates are lower than for other types of insurance because title insurance policies insure against prior events affecting the quality of real estate titles, rather than against unforeseen, and therefore less predictable, future events. A provision is made for estimated future claim payments at the time revenue is recognized. Both the Company's experience and industry data indicate that claims activity continues through 20 years after the policy is issued. Management uses actuarial techniques to estimate future claims by analyzing past claim payment patterns. Management has continued to emphasize and strengthen claims prevention and product quality programs.

In the fourth quarter of 1996 the Company made a change from reporting policy and contract claims on a discounted to an undiscounted basis. This change was made to conform with industry practice and because it is considered preferable by rating agencies and investment analysts. The effect of the change for 1996 was to increase the provision for policy and contract claims by $76 million and decrease net income by $49 million and net income per share by $5.51.

In addition, during the fourth quarter of 1996 the Company determined that the trend of favorable loss experience which has emerged over the past few years could be relied upon and the Company changed its estimate of the ultimate net cost of all reported and unreported losses incurred through September 30, 1996 to reflect this favorable experience. The effect of the change in estimate was to decrease the provision for policy and contract claims by $78 million and to increase net income by $50.7 million and net income per share by $5.70.

Because the change in accounting principle to no longer discount policy and contract claims is inseparable from the change in estimate, both have been accounted for as a change in estimate. Accordingly, the net effect of the two changes, a decrease of $2 million in the provision for policy and contract claims, has been included in operations for the fourth quarter. The above changes were both made to conform with general industry practice. The changes are included in the provision for policy and contract claims and no prior amounts have been restated.

Contingencies - Refer to "Legal Proceedings" for a discussion of pending legal proceedings. Management believes that amounts, if any, recovered by plaintiffs in these actions will not have a material adverse effect on the Company's financial position or operating results.

Other Expenses - The most significant components of other expenses are rent for office space, outside costs of title production, travel, communications and taxes levied by states on premiums.

Seasonality - Historically, real estate activity has been generally slower in the winter months with volumes showing significant improvements in the spring and summer months. The percentage of title orders closed to title orders opened is typically lower in the first six months than at year end because of this seasonal variance. See "Business-Seasonality; Backlog." In recent years low levels of mortgage interest rates have caused fluctuations in real estate activity levels outside of the usual, seasonal pattern. The Company cannot predict whether or when the historical seasonal pattern of real estate activity will resume.

Results of Operations

                  Comparison of Years Ended December 31, 1996,
                    December 31, 1995 and December 31, 1994

Operating Revenues - Revenues from operations improved 19.3% to $557.8 million in 1996 compared to $467.4 million in 1995. This 1995 level was a 4.0% reduction from the 1994 amount.

The 1996 year benefited from a favorable economic environment. Average mortgage rates were 7.0% in January 1996 and, although fluctuating, never exceeded 8.3% for any month in 1996. The favorable economic environment led to increased levels of housing starts and housing resales in 1996 compared to 1995. Business volumes for direct and agency business improved approximately 18% from 670,000 transactions in 1995 to 790,000 in 1996.

Conversely, revenue fell for the full year of 1995 compared to 1994 as a result of interest rate pressures. Average mortgage rates stood at 9.2% at the beginning of 1995, fell gradually to 7.6% by the end of the first half of 1995, averaged 7.5% in the second half of the year and stood at 7.2% at year end. Interest rate related business volume reductions were offset in part by revenue from acquisitions of $68 million.

The volume of orders for title insurance opened in Company offices increased 14.2% in 1996 compared to 1995 after improving 16.2% between 1994 and 1995. Exclusive of recent acquisitions, orders in 1995 would have fallen 9.9% compared to 1994.

Investment Income - Investment income increased significantly to $36.4 million in 1996 compared to $15.5 million in 1995 after increasing from $14.1 million in 1994. The increase was due principally to increased levels of capital gains which were $23.4 million in 1996, $3.0 million in 1995 and $1.7 million in 1994.

In the fourth quarter of 1996 the Company changed its investment strategy, selling all of its equity portfolio and beginning to move the proceeds into fixed-maturity securities. This sale resulted in capital gains of $17.4 million. The remaining components of investment income, dividends and interest, amounted to $14.2 million, $14.0 million and $13.2 million in 1996, 1995 and 1994, respectively.

Expenses - Salaries and Employee Benefits: Personnel related expenses are a significant portion of total operating expenses in the title insurance industry. These expenses require management through the often rapidly changing conditions in the real estate economy. Salaries and employee benefits increased 18.2% in 1996 compared to 1995. This increase was largely tied to higher business volumes which necessitated increased staffing levels to meet customer service demands, incentive increases and normal merit raises. Salaries and employee benefits increased 8.4% in 1995 over 1994. In the fourth quarter of 1994, in response to a severe fall in order counts, a special staff and salary reduction program was implemented that lasted through the second quarter of 1995. As an offset to these reductions, staffing levels increased between 1994 and 1995 due to the Company's acquisition program. Operating revenue net of agents' commissions improved on a per employee basis in both 1996 and 1995 compared to the prior year.

Agents' Commissions: Commissions paid to title insurance agents are the largest single expense incurred by the Company. The commission rate varies by geographic area in which the commission was earned. Commissions as a percentage of agency revenue were 74.2%, 73.9% and 75.4% in 1996, 1995 and 1994, respectively.

General, Administrative and Other Expenses: The most significant components of other expenses are rent for office space, outside costs of title production, travel, communications and taxes levied by states on premiums. Portions of these expenses vary with the volume of business transacted by the Company.

Provision for Policy and Contract Claims: The Company's claims experience has shown improvement in recent years. As a percentage of its operating revenues, the provision for policy and contract claims was 5.2%, 5.2% and 9.6% in 1996, 1995 and 1994, respectively. As previously discussed, the Company changed its method of reporting policy and contract claims in the fourth quarter of 1996.

Income Taxes - The Company pays U.S. federal and state income taxes based on laws in the jurisdictions in which it operates. The effective tax rates reflected in the income statement for 1996, 1995 and 1994 differ from the U.S. federal statutory rate principally due to non-taxable interest, dividend deductions, travel and entertainment and company-owned life insurance.

At December 31, 1996 the Company had recorded deferred tax assets of $32.2 million related primarily to policy and contract claims and employee benefit plans. Substantially all of this deferred tax asset balance could be realized in the future through the reversal of existing temporary taxable differences. Accordingly, it is more likely than not that the income tax benefits will be realized for all the temporary deductible differences existing at December 31, 1996.

The Company reassesses the realization of deferred assets quarterly and, if necessary, adjusts its valuation allowance accordingly.

Net Income - Net income was $36.5 million in 1996, $17.1 million in 1995 and $6.8 million in 1994. Earnings per share were $4.11, $1.92 and $0.80 in 1996, 1995 and 1994, respectively. The increase in 1996 over 1995 was due to favorable results from operations and capital gains attributable to a shift in the Company's investment portfolio discussed under Investment Income.

Liquidity and Capital Resources - Cash provided by operating activities was $33.2 million for 1996, $22.0 million for 1995 and $6.4 million for 1994. The Company believes that it can meet both its short- and long-term capital needs. In addition to $95.6 million of cash and invested cash on hand at December 31, 1996, the Company has no long-term debt and maintains a $35.0 million working capital line of credit of which $34.0 million was unused at December 31, 1996.

Forward-Looking and Cautionary Statements - The Company and its representatives may from time to time make written or oral forward- looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to shareholders. In connection with the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company; any such statement is qualified by reference to the following cautionary statements.

The title insurance business is characterized by low profit margins due to the high cost of producing title evidence whereas premium revenues are subject to regulatory and competitive restraints. The amount of title insurance business available is influenced by housing starts, housing resales and commercial real estate transactions. Real estate activity levels have historically been cyclical and are influenced by such factors as interest rates and the health of the overall economy. The value of the Company's investment portfolio is subject to fluctuation based on similar factors. The title insurance industry may be exposed to substantial claims, such as claims of Indian tribes. The industry is regulated by state laws which require the maintenance of minimum levels of capital and surplus and which restrict the amount of dividends which may be paid without prior regulatory approval. Developments in any of these areas, which are more fully described elsewhere in Parts I and II hereof, each of which is incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in the Company's independent accountants or disagreements on accounting and financial disclosure required to be reported hereunder have taken place.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as to certain information regarding executive officers included in Part I, the definitive proxy statement for the 1997 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.


ITEM 11.          EXECUTIVE COMPENSATION

The definitive proxy statement for the 1997 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The definitive proxy statement for the 1997 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The definitive proxy statement for the 1997 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.


                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

(a) (1), (2) and (3). The response to this portion of Item 14 is submitted as a separate section of this report.

(b)      Reports on Form 8-K

         Item 5

         On November 15, 1996, the Registrant filed a Current Report on Form 8-K reporting its public announcement involving a change in the investment strategy for the investment portfolios of its title insurance subsidiaries resulting in a shift away from equity investments to fixed-maturity securities.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             LAWYERS TITLE CORPORATION



                                             By /s/ Charles H. Foster, Jr.
                                              ----------------------------------
                                                Charles H. Foster, Jr., Chairman
                                                and Chief Executive Officer

March 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Charles H. Foster, Jr.       Chairman and Chief Executive                                     March 24, 1997
-------------------------       Officer and Director                                             --------------
Charles H. Foster, Jr.          (Principal Executive Officer)                                          Date

/s/George William Evans         Vice President and Treasurer                                     March 24, 1997
-------------------------       (Principal Financial Officer)                                    --------------
George William Evans            (Principal Financial Officer)                                          Date


/s/John R. Blanchard                     Controller                                              March 24, 1997
-------------------------                                                                        --------------
John R. Blanchard                                                                                      Date

/s/Janet A. Alpert              President and Chief Operating                                    March 24, 1997
-------------------------         Officer and Director                                           --------------
Janet A. Alpert                                                                                        Date

/s/Theodore L. Chandler, Jr.              Director                                               March 24, 1997
--------------------------                                                                       --------------
Theodore L. Chandler, Jr.                                                                              Date

/s/Wallace L. Chandler                    Director                                               March 24, 1997
--------------------------                                                                       --------------
Wallace L. Chandler                                                                                    Date

/s/James Ermer                            Director                                               March 24, 1997
--------------------------                                                                       --------------
James Ermer                                                                                            Date


/s/Robert H. Hilb                         Director                                               March 24, 1997
--------------------------                                                                       --------------
Robert H. Hilb                                                                                         Date

/s/John Garnett Nelson                    Director                                               March 24, 1997
--------------------------                                                                       --------------
John Garnett Nelson                                                                                    Date


/s/Robert F. Norfleet, Jr.                Director                                               March 24, 1997
--------------------------                                                                       --------------
Robert F. Norfleet, Jr.                                                                                Date

/s/Eugene P. Trani                        Director                                               March 24, 1997
--------------------------                                                                       --------------
Eugene P. Trani                                                                                        Date

/s/Marshall B. Wishnack                   Director                                               March 24, 1997
--------------------------                                                                       --------------
Marshall B. Wishnack                                                                                   Date

                           ANNUAL REPORT ON FORM 10-K

               ITEM 8, ITEMS 14 (a)(1), (2) AND (3), (c) AND (d)

                       INDEX OF FINANCIAL STATEMENTS AND

                         FINANCIAL STATEMENT SCHEDULES

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1996

                           LAWYERS TITLE CORPORATION

                               RICHMOND, VIRGINIA

FORM 10-K ITEM 14 (a)(1), (2) AND (3)

LAWYERS TITLE CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Lawyers Title Corporation and subsidiaries are included in Item 8:


                                                                                                                Page
                                                                                                                ----
Report of Independent Auditors...................................................................................F-1
Consolidated Balance Sheets, December 31, 1996 and 1995..........................................................F-2
Consolidated Statements of Operations,
  Years Ended December 31, 1996, 1995 and 1994...................................................................F-4
Consolidated Statements of Cash Flows,
  Years Ended December 31, 1996, 1995 and 1994...................................................................F-5
Consolidated Statements of Changes in Shareholders'
  Equity, Years Ended December 31, 1996, 1995
  and 1994.......................................................................................................F-6
Notes to Consolidated Financial Statements
  December 31, 1996, 1995 and 1994...............................................................................F-7

The following consolidated financial statement schedules of Lawyers Title Corporation and subsidiaries are included in Item 14(d):

  Schedule I                             Summary of Investments.................................................F-31
  Schedule II                            Condensed Financial Information of
                                           Registrant ..........................................................F-32


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Lawyers Title Corporation


We have audited the accompanying consolidated balance sheets of Lawyers Title Corporation and subsidiaries as of December 31, 1996, and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lawyers Title Corporation and subsidiaries at December 31, 1996, and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 1996 the Company changed its method of accounting for policy and contract claims and in 1994 the Company changed its method of accounting for certain debt and equity securities.



                                                          /s/  ERNST & YOUNG LLP
                                                         -----------------------
                                                               ERNST & YOUND LLP

Richmond, Virginia
February 19, 1997

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31

(In thousands of dollars)

ASSETS                                                          1996                  1995
------                                                          ----                  ----
INVESTMENTS (Notes 2 and 3):
  Fixed maturities available-for-sale
                - at fair value (amortized cost:
                1996 - $214,875; 1995 - $179,182)               $218,224             $187,270
             Equity securities - at fair value
                (cost: 1996 - $930; 1995 - $43,327)                1,725               56,540
  Mortgage loans (less allowance for
                doubtful accounts: 1996 and
                1995 - $150)                                         480                1,015
  Invested cash                                                   71,626               21,805
                                                                --------             --------

                Total investments                                292,055              266,630

CASH                                                              23,997               18,842

NOTES AND ACCOUNTS RECEIVABLE:
  Notes (less allowance for
                doubtful accounts: 1996 - $1,008;
                1995 - $365)                                       6,657                7,565
  Premiums (less allowance for
                doubtful accounts: 1996 - $2,197;
                1995 - $1,898)                                    16,429               17,242
             Income tax benefits                                      -                   301
                                                                --------             --------

                Total notes and accounts receivable               23,086               25,108

PROPERTY AND EQUIPMENT - at cost (less
  accumulated depreciation and amortiza-
             tion: 1996 - $44,670; 1995 - $36,581)                21,959               20,850

TITLE PLANTS                                                      48,536               48,731

GOODWILL (less accumulated amortiza-
             tion: 1996 - $12,393; 1995 - $10,174)                59,669               53,645

DEFERRED INCOME TAXES (Note 8)                                    23,435               16,127

OTHER ASSETS                                                      28,231               25,910
                                                                --------             --------

                                                                $520,968             $475,843
                                                                ========             ========

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31

(In thousands of dollars)

LIABILITIES                                                                                   1996                 1995
                                                                                              ----                 ----
POLICY AND CONTRACT CLAIMS
  (Notes 2 and 4)                                                                           $196,285             $193,791

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                         47,211               34,933

FEDERAL INCOME TAXES                                                                           5,721                    -

OTHER                                                                                          9,583                8,734
                                                                                            --------             --------

                Total liabilities                                                            258,800              237,458
                                                                                            --------             --------

COMMITMENTS AND CONTINGENCIES
  (Notes 10, 11 and 12)

SHAREHOLDERS' EQUITY (Notes 6 and 7)

Preferred stock, no par value,
  authorized 5,000,000 shares, none
  issued or outstanding                                                                            -                    -

Common stock, no par value, authorized
  45,000,000 shares, issued and
  outstanding, 8,889,791 in 1996
  and 8,885,991 in 1995                                                                      167,044              167,006

Unrealized investment gains (less
  related deferred income tax
  expense  of $1,450 in 1996 and
  $7,456 in 1995)                                                                              2,694               13,845

Retained earnings                                                                             92,430               57,689

Receivable from employee benefit plan                                                              -                 (155)
                                                                                            --------             --------

    Total shareholders' equity                                                               262,168              238,385
                                                                                            --------             --------

                                                                                            $520,968             $475,843
                                                                                            ========             ========


See Notes to Consolidated Financial Statements.

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31

(In thousands of dollars except per common share amounts)

                                                                            1996               1995                1994
                                                                            ----               ----                ----
REVENUES
  Premiums (Note 5)                                                       $456,377           $385,871            $413,857
  Title search and escrow                                                  101,381             81,490              73,200
  Investment income - net
    (Note 3)                                                                36,424             15,471              14,143
                                                                          --------           --------            --------

                                                                           594,182            482,832             501,200
                                                                          --------           --------            --------
EXPENSES (Notes 4, 9 and 10)
  Salaries and employee
    benefits                                                               184,274            155,920             143,817
  Agents' commissions                                                      192,590            167,031             205,147
  Provision for policy and
    contract claims                                                         29,211             24,297              46,775
  General, administrative and
    other                                                                  132,567            111,724              96,492
                                                                          --------           --------            --------

                                                                           538,642            458,972             492,231
                                                                          --------           --------            --------

INCOME BEFORE INCOME TAXES                                                  55,540             23,860               8,969

INCOME TAX EXPENSE (BENEFIT)
             (Note 8)
  Current                                                                   20,320              3,628               2,729
  Deferred                                                                  (1,299)             3,181                (574)
                                                                          --------           --------            --------

                                                                            19,021              6,809               2,155
                                                                          --------           --------            --------

NET INCOME                                                                $ 36,519           $ 17,051            $  6,814
                                                                          ========           ========            ========

EARNINGS PER COMMON SHARE                                                    $4.11              $1.92               $0.80
                                                                             =====              =====               =====

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                     8,888,310          8,885,191           8,494,067
                                                                         =========          =========           =========

See Notes to Consolidated Financial Statements.

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31

(In thousands of dollars)


                                                                                    1996              1995             1994
                                                                                    ----              ----             ----
Cash flows from operating activities:
    Net income                                                                   $ 36,519           $17,051          $ 6,814
        Depreciation & amortization                                                 9,927             8,108            6,460
        Amortization of bond premium                                                  722             1,087            1,610
        Realized investment gains                                                 (23,430)           (2,966)          (1,681)
        Deferred income tax                                                        (1,299)            3,181             (574)
        Change in assets & liabilities, net
          of businesses acquired:
           Premiums receivable                                                        813              (168)           3,833
           Income taxes receivable/payable                                          6,061             3,810           (8,219)
           Policy & contract claims                                                 2,494            (5,905)          11,062
           Accounts payable and accrued
               expenses                                                             5,772            (3,043)          (7,925)
           Cash surrender value of life
               insurance                                                           (3,148)           (3,231)          (3,061)
           Other                                                                   (1,219)              359           (1,901)
                                                                                 --------           -------          -------
    Net cash provided by
        operating activities                                                       33,212            18,283            6,418
                                                                                 --------           -------          -------

Cash flows from investing activities:
    Purchase of property & equipment, net                                          (8,612)           (5,369)          (5,689)
    Purchase of businesses, net of
        cash acquired                                                              (2,320)           (8,026)         (20,802)
    Cost of investments acquired:
        Fixed maturities - available-for-sale                                    (115,731)          (76,131)         (99,430)
        Equity securities                                                         (34,815)          (40,103)         (47,362)
    Proceeds from investment sales or maturities:
        Fixed maturities - available-for-sale                                      79,324            75,985           96,758
        Equity securities                                                         100,533            45,975           33,492
    Other                                                                           1,443               206             (157)
                                                                                 --------           -------          -------
    Net cash provided by (used in) investing
        activities                                                                 19,822            (7,463)         (43,190)
                                                                                 --------           -------          -------

Cash flows from financing activities:
    Proceeds of cash surrender value loan                                           3,891             3,673           16,023
    Dividends paid                                                                 (1,778)           (1,599)          (1,025)
    Decrease in notes payable                                                        (171)           (4,236)          (1,793)
                                                                                 --------           -------          -------
    Net cash provided by (used in)
        financing activities                                                        1,942            (2,162)          13,205
                                                                                 --------           -------          -------
    Net increase (decrease) in cash and
        invested cash                                                              54,976             8,658          (23,567)
Cash & invested cash at beginning of year                                          40,647            31,989           55,556
                                                                                 --------           -------          -------
Cash & invested cash at end of year                                              $ 95,623           $40,647          $31,989
                                                                                 ========           =======          =======

See Notes to Consolidated Financial Statements.

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(In thousands of dollars)

                                                                                                    Receivable
                                                                          Net                          from          Total
                                                                       Unrealized      Retained      Employee        Share-
                                                Common Stock              Gains        Earnings      Benefit        holders'
                                             Shares      Amount         (Losses)      (Deficit)        Plan          Equity

BALANCE - December 31, 1993                8,418,209     $162,879        $ 3,513       $36,448        $(1,679)     $201,161

Net Income                                        -            -              -          6,814             -          6,814
Issuance of common stock                     425,020        3,883             -             -              -          3,883
Adjustment to beginning balance
  for change in accounting method,
  net of income taxes of $2,055                   -            -           3,816            -              -          3,816
Exercise of stock options                     41,282          229             -             -              -            229
Repayment from employee benefit plan              -            -              -             -             672           672
Net unrealized losses                             -            -         (12,227)           -              -        (12,227)
Dividends ($.12/share)                            -            -              -         (1,025)            -         (1,025)
                                           ---------     --------        -------       -------        -------      --------
BALANCE - December 31, 1994                8,884,511      166,991         (4,898)       42,237         (1,007)      203,323

Net Income                                        -            -              -         17,051             -         17,051

Exercise of stock options                      1,500           15             -             -              -             15
Repayment from employee benefit plan              -            -              -             -             852           852
Net unrealized gains                              -            -          18,743            -              -         18,743
Dividends ($.18/share)                            -            -              -         (1,599)            -         (1,599)
Other                                            (20)          -              -             -              -             -
                                           ---------     --------        -------       -------        -------      -------
BALANCE - December 31, 1995                8,885,991      167,006         13,845        57,689           (155)      238,385

Net Income                                        -            -              -         36,519             -         36,519

Exercise of stock options                      3,800          38              -             -              -             38
Repayment from employee benefit plan              -            -              -             -             155           155
Net unrealized losses                             -            -         (11,151)           -              -        (11,151)
Dividends ($.20/share)                            -            -              -         (1,778)            -         (1,778)
                                           ---------     --------        -------       -------        -------      --------
BALANCE - December 31, 1996                8,889,791     $167,044        $ 2,694       $92,430        $    -       $262,168
                                           =========     ========        =======       =======        =======      ========

See Notes to Consolidated Financial Statements.

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(In thousands of dollars except per common share amounts)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying consolidated financial statements of Lawyers Title Corporation (the Company) and its wholly owned subsidiaries have been prepared in conformity with generally accepted accounting principles ("GAAP") which, as to the insurance company subsidiaries, differ from statutory accounting practices prescribed or permitted by regulatory authorities.

         Organization

         The Company is engaged principally in the title insurance business. Title insurance policies are insured statements of the condition of title to real property, showing ownership as indicated by public records, as well as outstanding liens, encumbrances and other matters of record and certain other matters not of public record. Lawyers Title's business results from commercial real estate activity, resales and refinancings of residential real estate and construction and sale of new housing. The Company conducts its business on a national basis through a network of branch and agency offices with approximately 46.2% of consolidated premium revenue generated in the states of Texas, California, Florida and Pennsylvania.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts and operations, after intercompany eliminations, of Lawyers Title Corporation, and its wholly owned subsidiaries, principally Lawyers Title Insurance Corporation.

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(In thousands of dollars except per common share amounts)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Investments

         The Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994.

         As required by SFAS No. 115, the Company records its fixed-maturity investments which are classified as available-for-sale at fair value and reports the change in the unrealized appreciation and depreciation as a separate component of shareholders' equity. The amortized cost of fixed-maturity investments classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts. That amortization or accretion is included in net investment income.

         Realized gains and losses on sales of investments, and declines in value considered to be other than temporary, are recognized in operations on the specific identification basis.

         Title Plants

         Title plants consist of title records relating to a particular region and are generally stated at cost. Expenses associated with current maintenance such as salaries and supplies are charged to expense in the year incurred. The costs of acquired title plants and the building of new title plants, prior to the time that a plant is put into operation, are capitalized. Properly maintained title plants are not amortized because there is no indication of diminution in their value.

         Goodwill

         The excess of cost over fair value of net assets of businesses acquired (goodwill) is amortized on a straight-line basis over 40 years.

         Depreciation

         Property and equipment is depreciated principally on the straight-line method over the useful lives of the various assets, which range from three to 40 years.

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(In thousands of dollars except per common share amounts)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Revenue Recognition

         Premiums on title insurance written by the Company's employees are recognized as revenue when the Company is legally or contractually entitled to collect the premium. Premiums on insurance written by agents are generally recognized when reported by the agent and recorded on a "gross" versus "net" basis. Title search and escrow fees are recorded as revenue when an order is closed.

         Policy and Contract Claims

         Liabilities for estimated losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31,1996. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the reserves for losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

         Income Taxes

         Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits are more likely than not.

         Escrow and Trust Deposits

         As a service to its customers, the Company administers escrow and trust deposits which amounted to approximately $444,000 at December 31, 1996, representing undisbursed amounts received for settlements of mortgage loans and indemnities against specific title risks. These funds are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets.

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(In thousands of dollars except per common share amounts)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Deferred Land Exchanges

         Through several non-insurance subsidiaries the Company facilitates tax-free property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. Acting as a qualified intermediary, the Company holds the sale proceeds from sales transactions until a qualifying acquisition occurs, thereby assisting its customers in deferring the recognition of taxable income. At December 31, 1996 and 1995, the Company was holding $261,000 and $234,000, respectively, of such proceeds which are not considered assets of the Company and are, therefore, excluded from the accompanying consolidated balance sheets.

         Statement of Cash Flows

         For purposes of the statement of cash flows, invested cash is considered a cash equivalent. Invested cash includes all highly liquid investments with a maturity of three months or less when purchased.

         Earnings per Common Share

         Earnings per common share is based on the weighted average number of common shares outstanding during each year. Potential dilution that could result from the exercise of stock options is not material.

         Fair Values of Financial Instruments

         The carrying amounts reported in the balance sheet for invested cash and short-term investments approximate those assets' fair values. Fair values for investment securities are based on quoted market prices. The Company has no other material financial instruments.

         Stock Based Compensation

         The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock option grants.

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(In thousands of dollars except per common share amounts)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Reclassifications

         Certain 1995 amounts have been reclassified to conform to the 1996 presentation.


2.       ACCOUNTING CHANGE

         In the fourth quarter of 1996 the Company made a change from reporting policy and contract claims on a discounted to an undiscounted basis. This change was made to conform with industry practice and because it is considered preferable by rating agencies and analysts. The effect of the change for 1996 was to increase the provision for policy and contract claims by $76 million and decrease net income by $49 million and net income per share by $5.51.

         In addition, during the fourth quarter of 1996 the Company determined that the trend of favorable loss experience which has emerged over the past few years could be relied upon and the Company changed its estimate of the ultimate net cost of all reported and unreported losses incurred through September 30, 1996 to reflect this favorable experience. The effect of the change in estimate was to decrease the provision for policy and contract claims by $78 million and to increase net income by $50.7 million and net income per share by $5.70.

         Because the change in accounting principal to no longer discount policy and contract claims is inseparable from the change in estimate, both have been accounted for as a change in estimate. Accordingly, the net effect of the two changes, a decrease of $2 million in the provision for policy and contract claims, has been included in operations for the fourth quarter and no prior amounts have been restated. The above changes were both made to conform with general industry practice.

         In May 1993 the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994.

         In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. The adoption of SFAS No. 115 as of January 1, 1994 had no effect on net income. The opening

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(In thousands of dollars except per common share amounts)


2.       ACCOUNTING CHANGE (Continued)

         balance of shareholders' equity was increased $3,816 (net of $2,055 in deferred income taxes) to reflect the recognition in shareholders' equity of unrealized appreciation for the Company's investment in debt securities determined to be available-for-sale, previously carried at amortized cost.


3.       INVESTMENTS

         The amortized cost and estimated fair value of investments in fixed maturities at December 31, 1996, and 1995 were as follows:

                                                                  1996
                                             ----------------------------------------------
                                                            Gross       Gross    Estimated
                                             Amortized   Unrealized  Unrealized     Fair
                                                Cost        Gains      Losses      Value
                                             ----------   ---------   ----------  ---------
U.S. Treasury
 securities and
 obligations of
 U.S. Government
 corporations
 and agencies                                  $ 62,206    $1,709       $547      $ 63,368

Obligations of
 states and
 political
 subdivisions                                    76,203     1,065        143        77,125

Fixed maturities
 issued by foreign
 governments                                        345        38          -           383

Public utilities                                  4,550        24         17         4,557

Corporate
  securities                                     61,195     1,364        147        62,412

Mortgage backed
  securities                                     10,376        79         76        10,379
                                               --------    ------       ----      --------

Fixed maturities
  available-for-sale                           $214,875    $4,279       $930      $218,224
                                               ========    ======       ====      ========

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(In thousands of dollars except per common share amounts)


3.       INVESTMENTS (Continued)

                                                                     1995
                                             ---------------------------------------------------
                                                             Gross          Gross      Estimated
                                             Amortized    Unrealized     Unrealized      Fair
                                                Cost         Gains         Losses       Value
                                             ---------    ----------     ----------    ---------
U.S. Treasury
 securities and
 obligations of
 U.S. Government
 corporations
 and agencies                                $ 51,569       $3,881            $ 8        $ 55,442

Obligations of
 states and
 political
 subdivisions                                  57,783        1,286             13          59,056

Fixed maturities
 issued by foreign
 governments                                      344           24              2             366

Public utilities                                1,997           58              -           2,055

Corporate
  securities                                   67,489        2,865              3          70,351
                                             --------       ------            ---        --------

Fixed maturities
  available-for-sale                         $179,182       $8,114            $26        $187,270
                                             ========       ======            ===        ========


The amortized cost and estimated fair value of fixed-maturity securities at December 31, 1996 by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(In thousands of dollars except per common share amounts)


3.       INVESTMENTS (Continued)

                                                              Estimated
                                            Amortized           Fair
                                               Cost             Value
                                          ------------       -----------
Due in one year or less
                                             $  7,797           $  7,840
Due after one year through
  five years                                   63,499             64,315

Due after five years through
  ten years                                    72,090             73,423

Due after ten years                            61,113             62,268

Mortgage backed securities                     10,376             10,378
                                             --------           --------

                                             $214,875           $218,224
                                            =========           ========

         Earnings on investments and net realized gains for the three years ended December 31, follow:

                                               1996             1995              1994
                                               ----             ----              ----
         Fixed maturities                    $12,453          $11,283           $11,052
         Equity securities                       692              916               809
         Invested cash and other
           short-term investments                979            1,587             1,235
         Mortgage loans                           88              170                75
         Net realized gains                   23,371            2,970             1,665
                                             -------          -------           -------

         Total investment income              37,583           16,926            14,836

         Investment expenses                  (1,159)          (1,455)             (693)
                                              -------          -------           -------

             Net investment income           $36,424          $15,471           $14,143
                                             =======          =======           =======

         Realized and unrealized gains (losses) representing the change in difference between fair value and cost (principally amortized cost for fixed maturities) on fixed maturities and equity securities for the three years ended December 31, are summarized below:

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(In thousands of dollars except per common share amounts)


3.       INVESTMENTS (Continued)

                                                                                                   Change in
                                                                           Realized               Unrealized
                                                                          ----------              -----------
                  1996
                      Fixed maturities                                     $   (50)                $( 4,739)
                      Equity securities                                     23,421                  (12,418)
                                                                           -------                 --------

                                                                           $23,371                 $(17,157)
                                                                           =======                 ========

                  1995
                      Fixed maturities                                     $  (120)                 $16,920
                      Equity securities                                      3,090                   11,916
                                                                           -------                  -------

                                                                           $ 2,970                  $28,836
                                                                           =======                  =======

                  1994
                      Fixed maturities                                     $(1,063)                 $(5,741)
                      Equity securities                                      2,728                   (2,670)
                                                                           -------                  --------

                                                                           $ 1,665                  $(8,411)
                                                                           =======                  =======

         Gross unrealized gains and (losses) relating to investments in equity securities were $960 and $(165) at December 31, 1996.

         Proceeds from sales of investments in fixed maturities, net of calls or maturities during 1996, 1995 and 1994 were $67,425, $73,339 and
         $93,286, respectively. Gross gains of $502, $422 and $788 in 1996, 1995 and 1994, respectively, and gross losses of $552, $542 and $1,843 in 1996, 1995 and 1994, respectively, were realized on those sales.


4.       POLICY AND CONTRACT CLAIMS

         The Company's estimate of net costs to settle reported claims and claims incurred but not reported has not been discounted at December 31, 1996. Such estimates were discounted at a weighted-average rate of 7.5% at December 31, 1995 and 1994. The rates used for discounting loss reserves on 1995 and 1994 issues were determined at the beginning of those years. The discount rate established for 1995 issues was 7.5% and for 1994 issues was 6.5%. If these estimates had not been discounted at December 31, 1995 and 1994, reserves would have been increased by $80,000 and $78,000, respectively.

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

4.       POLICY AND CONTRACT CLAIMS (Continued)

         Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

                                     1996               1995             1994
                                     ----               ----             ----

         Balance at January 1      $193,791           $198,906         $187,619

         Incurred related to:
             Current year            28,930             44,322           56,765
             Prior years                281            (20,025)          (9,990)
                                   --------           --------         --------

         Total incurred              29,211             24,297           46,775
                                   --------           --------         --------

         Paid related to:
             Current year             1,549              1,797            7,465
             Prior years             25,168             28,562           29,761
                                   --------           --------         --------

         Total paid                  26,717             30,359           37,226
                                   --------           --------         --------

         Amounts related to
             purchase of
             subsidiaries                -                 947            1,738
                                   --------           --------         --------

         Balance at December 31    $196,285           $193,791         $198,906
                                   ========           ========         ========


         Balances at January 1, 1996, 1995 and 1994 and balances at December 31, 1995 and 1994 are reported on a discounted basis. The balance at December 31, 1996 is reported on an undiscounted basis. Losses incurred in 1996 include the effects of the accounting changes discussed in Note 2.

         The favorable development on 1994 and prior year loss reserves during 1995 was attributable to successful recovery efforts, development on previously reserved large claims and lower than expected payment levels on the 1992 and 1993 issue years which included a high proportion of refinance business.


5.       REINSURANCE

         The Company cedes and assumes title policy risks to and from other insurance companies in order to limit and diversify its risk. The Company cedes insurance on risks in excess of certain underwriting limits which provides for recovery of a

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(In thousands of dollars except per common share amounts)


5.       REINSURANCE (Continued)

         portion of losses. The Company remains contingently liable to the extent that reinsuring companies cannot meet their obligations under reinsurance agreements.

         The Company has not paid or recovered any reinsured losses during the three years ended December 31, 1996. The total amount of premiums for assumed and ceded risks was less than 1.0% of title premiums in each of the last three years.


6.       SHAREHOLDERS' EQUITY

         Rights Agreement

         The Company has issued one preferred share purchase right (a "Right") with each share of Common Stock issued. As adjusted for the three-for-two split of the Common Stock in May 1993, each Right entitles the holder to buy two-thirds of one-hundredth of a share of Series A Junior Participating Preferred Stock ("Junior Preferred Stock"). The purchase price for each one-hundredth of a share of Junior Preferred Stock is $60, subject to adjustment. The Rights will become exercisable only if a person or group acquires or announces a tender offer for 20.0% or more of the outstanding Common Stock. At any time before the rights become exercisable, the Board of Directors may reduce this threshold percentage to not less than 10.0%. If a person or group acquires the threshold percentage of Common Stock, each Right will entitle the holder, other than the acquiring person, to buy shares of Common Stock or Junior Preferred Stock having a market value of twice the exercise price. If the Company is acquired in a merger or other business combination, each Right will entitle the holder, other than the acquiring person, to purchase securities of the surviving company having a market value equal to twice the purchase price of the Rights. The Rights will expire on October 1, 2001, and may be redeemed by the Company at a price of one cent per Right at any time before they become exercisable. Until the Rights become exercisable, they are evidenced by the Common Stock certificates and are transferred with and only with such certificates.

         Stock Options

         The Company has elected to follow Accounting Principles
         Board Opinion No. 25, "Accounting  for Stock  Issued to
         Employees"

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(In thousands of dollars except per common share amounts)


6.       SHAREHOLDERS' EQUITY (Continued)

         ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Under the Company's 1991 Stock Incentive Plan, as amended (the "Incentive Plan"), officers, directors and key employees of the Company and its subsidiaries may receive grants and/or awards of common stock, restricted stock, phantom stock, incentive stock options, non-qualified stock options and stock appreciation rights. As amended in 1995, commencing January 1, 1996, the maximum number of shares of common stock available for grants and awards under the Incentive Plan in each calendar year is equal to 1.5% of the shares of common stock outstanding as of the first business day of that year, plus the number of shares available for grants and awards in prior years but not covered by grants and awards in those years and any shares of common stock as to which grants and awards have been terminated or forfeited.

         Pursuant to the 1992 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"), each non-employee director is granted an option to purchase 1,500 shares of common stock of the Company on the first business day following the annual meeting of shareholders. Up to 60,000 shares of the Company's common stock may be issued under the Directors' Plan.

         All options which have been granted under the Incentive Plan and the Directors' Plan are non-qualified stock options with an exercise price equal to the fair market value of a share of the Company's common stock on the date of grant. Options granted in 1992 under the Incentive Plan and all options granted under the Directors' Plan expire ten years from the date of grant. All other options which have been granted under the Incentive Plan expire seven years from the date of grant. Options generally vest ratably over a four-year period.

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(In thousands of dollars except per common share amounts)



6.       SHAREHOLDERS' EQUITY   (Continued)

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996: risk-free interest rate of 7.50%, dividend yield of 1.00%, volatility factor of the expected market price of the Company's common stock of .34 and a weighted-average expected life of the options of 5 years. The effects of applying Statement 123 on a pro forma basis for 1995 and 1996 options are not likely to be representative of the effects on reported pro forma net income in future years.

         The Black-Scholes option valuation method was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):


                                                       1996           1995
                                                       ----           ----

                  Pro forma net income               $36,187        $16,922

                  Pro forma earnings
                     per share                         $4.07          $1.90

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(In thousands of dollars except per common share amounts)


6.       SHAREHOLDERS' EQUITY (Continued)

         A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                               1996                        1995
                                      -------------------------   -------------------------
                                                  Weighted-                   Weighted-
                                                   Average                     Average
                                      Options  Exercise Price     Options  Exercise Price
                                      -------  --------------   ---------  ---------------
         Outstanding -
           beginning of year          523,576     $11            421,576          $12
         Granted                      178,000      19            112,000           11
         Exercised                      3,800      10              1,500           10
         Forfeited                      6,050      16              8,500           22
                                     ---------                   --------
         Outstanding -
           end of year                691,726     $13            523,576          $11
                                      =======                    =======

         Available for
             future grant              55,856                    103,018

         Exercisable at
           end of year                366,356     $11            278,651          $10

         Weighted-average fair
           value of options
           granted during the year      $7.38                      $4.77

         Exercise prices for options outstanding as of December 31, 1996 ranged from $3 to $22. The weighted-average remaining contractual life of those options is 5 years.

         Savings and Stock Ownership Plan

         The Company has registered 600,000 shares of common stock for use in connection with the Lawyers Title Insurance Corporation Savings and Stock Ownership Plan. Substantially all of the employees of the Company are eligible to participate in the Plan. On July 1, 1992, the Company issued 323,400 shares of such stock to the Plan in exchange for a $2,156 promissory note bearing interest at 8.0%. These shares were used for matching contributions for plan participants through June of 1996 and were allocated to participants quarterly in the same proportion that the quarterly principal and interest payments on the note bore to the total principal and interest payments over the life of the note. Subsequent to June 1996, the Plan Trustee purchased shares on the open market to use in matching

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(In thousands of dollars except per common share amounts)


6.       SHAREHOLDERS' EQUITY (Continued)

         employee contributions. The level of contributions to the Plan is discretionary and set by the Board of Directors annually. In 1996, 1995 and 1994, 38,997, 94,096 and 115,990 shares were allocated to participants at a cost of $143, $631 and $832, respectively, to the Company. Additionally, 100,502 shares were purchased at a cost of $1,851 and allocated to employees in 1996.


7.       STATUTORY FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities. Unconsolidated statutory equity of Lawyers Title was $140,973 and $116,016 at December 31, 1996 and 1995, respectively. The difference between statutory equity and equity determined on the basis of GAAP is primarily due to differences between the provision for policy and contract claims included in the accompanying financial statements and the statutory unearned premium reserve, which is calculated in accordance with statutory requirements, and statutory regulations that preclude the recognition of certain assets including goodwill and deferred income tax assets. Unconsolidated statutory net income of Lawyers Title was $38,473, $18,516 and $13,993 for the years ended December 31, 1996,
         1995 and 1994, respectively.

         In a number of states, Lawyers Title is subject to regulations which require minimum amounts of statutory equity and which require that the payment of any extraordinary dividends receive prior approval of the Insurance Commissioners of these states. An extraordinary dividend is generally defined as one which, when added to other dividends paid in the preceding twelve months, would exceed the lesser of 10.0% of statutory equity accounts as of the preceding year end or statutory net income excluding realized capital gains for the preceding year. Under such statutory regulations, net assets of consolidated subsidiaries aggregating $248,071 were not available for dividends, loans or advances to the Company at December 31, 1996.

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(In thousands of dollars except per common share amounts)


8.       INCOME TAXES

         The Company files a consolidated federal income tax return with its subsidiaries. Significant components of the Company's deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                                                     1996                1995
                                                                                     ----                ----

                Deferred tax assets:
                    Policy and contract claims                                     $24,430             $23,021
                    Employee benefit plans                                           6,235               7,195
                    Other                                                            1,499               1,382
                                                                                   -------             -------
                                                                                    32,164              31,598
                                                                                   -------             -------
                Deferred tax liabilities:
                    Pension benefits                                                   530                 885
                    Title plant basis differences                                    4,961               4,961
                    Unrealized gains                                                 1,451               7,455
                    Other                                                            1,787               2,170
                                                                                   -------             -------
                                                                                     8,729              15,471
                                                                                   -------             -------
                Net deferred tax asset                                             $23,435             $16,127
                                                                                   =======             =======

         The Company is required to establish a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the net deferred tax asset, and, therefore, no such valuation allowance has been established at December 31, 1996 and 1995.

         The provision for income tax is less than the amount of income tax determined by applying the applicable U.S. statutory income tax rate (35%) to pre-tax income as a result of the following differences:

                                                                    1996              1995             1994
                                                                    ----              ----             ----
         Computed expected expense
           at statutory rate                                       $19,439            $8,351           $3,139
         Non-taxable interest                                         (932)             (828)            (734)
         Dividend deductions                                          (146)             (187)            (170)
         Company-owned life insurance                                 (575)             (645)            (532)
         Travel and entertainment                                      709               421              357
         Other                                                         526              (303)              95
                                                                   -------             ------          ------
         Income tax expense                                        $19,021            $6,809           $2,155
                                                                   =======            ======           ======


LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(In thousands of dollars except per common share amounts)


8.       INCOME TAXES (Continued)

         Taxes (recovered) paid were $14,542 in 1996,  $(252) in 1995 and $9,207 in 1994.


9.       PENSION PLAN AND POSTRETIREMENT BENEFITS

         The Company has a noncontributory defined benefit retirement plan which covers substantially all employees. Benefits are based on salary and years of service. The Company's funding policy is to annually contribute the statutory required minimum. Plan assets include marketable equity securities, U.S. government and corporate obligations and cash equivalents. Prior service costs are amortized equally over the average remaining service period of employees.

         The following table sets forth the plan's funded status as of the September 30 measurement dates:

                                                                                 1996                    1995
                                                                                 ----                    ----
         Actuarial present value of benefit obligations:

                Vested                                                         $ 93,545                 $ 85,297
                Nonvested                                                         6,743                    5,728
                                                                               --------                 --------

         Total accumulated benefit
             obligations                                                       $100,288                 $ 91,025
                                                                               ========                 ========


         Plan assets at fair value                                             $112,684                 $104,190

         Projected benefit obligations                                          115,606                  104,043
                                                                               --------                 --------

         Plan assets (less than) in excess
             of projected benefit obligations                                    (2,922)                     147

         Unrecognized net asset from
             transition                                                            (162)                  (1,982)

         Unrecognized prior service costs                                           172                      245

         Unrecognized net gain                                                    6,156                    5,621
                                                                               --------                 --------

         Prepaid pension asset at
             December 31                                                       $  3,244                 $  4,031
                                                                               ========                 ========

                                      F-23

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(In thousands of dollars except per common share amounts)


9.       PENSION PLAN AND POSTRETIREMENT BENEFITS (Continued)

         The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligations was 7.75% in 1996 and 1995. The average rate of increase in future compensation levels used was 4.3% in 1996 and 1995. The expected long-term rate of return on plan assets was 8.75% for 1996, 1995 and 1994.

         The components of pension cost include the following:

                                                                        1996             1995              1994
                                                                        ----             ----              ----
         Benefits earned during
             the year                                                 $ 3,124          $ 2,795           $ 3,000

         Interest cost on projected
           benefit obligations                                          7,834            6,985             6,676

         Actual return on plan assets                                 (13,854)         (16,125)             (562)

         Net amortization and
             deferral                                                   3,684            6,337            (9,003)
                                                                      -------          -------           -------

         Pension cost                                                 $   788          $    (8)          $   111
                                                                      =======          =======           =======

         The Company sponsors defined benefit life and health care plans that provide postretirement medical, dental and life insurance benefits to fulltime employees who have attained age 55 and have ten years of service after age 40. The plans are contributory, with contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. Currently, the Company does not require contributions from employees who retired prior to 1991. Medical benefits are funded as claims are incurred. Contributions are made to a premium deposit fund with a life insurance company for retired participants upon reaching age 65.

         The following table presents the plan's funded status reconciled with amounts recog nized in the Company's consolidated balance sheet:

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(In thousands of dollars except per common share amounts)


9.       PENSION PLAN AND POSTRETIREMENT BENEFITS (Continued)

                                                            December 31, 1996             December 31, 1995
                                                            Medical/                      Medical/
                                                            Dental           Life         Dental          Life
                                                           --------         ------        -------         ------
             Accumulated postretirement benefit obligation:
                Retirees                                      $11,878       $5,414        $11,335        $5,280
                Fully eligible active
                   plan participants                            2,448          980          2,162           908
                Other active plan
                   participants                                 3,340        1,079          2,945         1,089
                                                              -------       ------        -------        ------

                                                               17,666        7,473         16,442         7,277
                Plan assets invested in
                a premium deposit fund,
                at fair value                                      -         2,244             -          2,288
                                                              -------       ------        -------        ------

             Accumulated postretirement
                benefit obligation in
                excess of plan assets                          17,666        5,229         16,442         4,989

             Unrecognized net (gain)
                or loss                                        (5,961)       1,582         (6,353)        1,704
             Unrecognized transition
                obligation                                     16,305        2,471         17,324         2,625
                                                              -------       ------        -------        ------
             Accrued postretirement
                benefit cost                                  $ 7,322       $1,176        $ 5,471        $  660
                                                              =======       ======        =======        ======

         Net periodic postretirement benefit cost included the following components:

                                             December 31, 1996        December 31, 1995         December 31, 1994
                                             Medical/                 Medical/                  Medical/
                                             Dental      Life         Dental      Life          Dental     Life
                                          -----------  --------     --------      -----         ------     -----
               Service cost                  $  532      $170         $  476     $ 168          $  520      $ 148
               Interest                       1,238       548          1,795       535           1,597        375
               Actual return on
                 plan assets                      -      (200)            -       (183)             -        (167)
               Amortization of net
                 (gain) loss                   (256)       52             -         -               -          -
               Amortization of
                 transition obliga-
                 tion  over 20 years          1,019       155          1,019       155           1,019        155
                                             ------      ----         ------      ----          ------      -----
               Net periodic post-
                 retirement benefit
                 cost                        $2,533      $725         $3,290      $675          $3,136      $ 511
                                             ======      ====         ======      ====          ======      =====


LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(In thousands of dollars except per common share amounts)


9.       PENSION PLAN AND POSTRETIREMENT BENEFITS (Continued)

         The assumed health care cost trend rate used to measure the expected cost of benefits covered by the plan is 10.0% for 1997 and 9.5% for 1998, and is assumed to decrease 0.5% per year until 2004 and remain level at 6.25% thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a 1.0% increase in the annual health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1996 and 1995 by $854 and $1,731, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by $67.

         The weighted-average discount rate used to estimate the accumulated postretirement benefit was 7.75% at December 31, 1996 and 1995. The average rate of increase in future compensation levels used was 4.3% in 1996 and 1995.


10.      LEASE COMMITMENTS

         The Company conducts a major portion of its operations from leased office facilities under operating leases that expire over the next 10 years. Additionally, the Company leases data processing and other equipment under operating leases expiring over the next five years.

         Following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1996.

                   1997                                          $18,593
                   1998                                           15,104
                   1999                                           11,521
                   2000                                            6,440
                   2001                                            2,732
                   2002 and subsequent                             1,365
                                                                  -------

                                                                 $55,755
                                                                 =======

         Rent expense was $22,551, $22,649 and $19,124 for the years ended December 31, 1996, 1995 and 1994, respectively.

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(In thousands of dollars except per common share amounts)


11.      CREDIT ARRANGEMENTS

         At December 31, 1996, the Company had working capital lines of credit with three banks totaling $35,000 that may be drawn on as needed, with interest at LIBOR plus 1.5% or the prime rate at the Company's choice. At that date $1,000 was drawn against these lines. These credit lines require a commitment fee of 0.16% and expire May 31,1997, although they may be extended beyond that date at the sole discretion of the banks.


12.      PENDING LEGAL PROCEEDINGS

         Lawyers Title, in the ordinary course of its title insurance business, is sometimes named as a defendant in litigation involving claims arising outside of the title insurance contract, such as for alleged negligence in title examination, improper claims administration or bad faith. While it is the Company's policy to handle all claims promptly, efficiently, fairly, and in accordance with the provisions of the policy and all applicable laws, the Company may, nevertheless, be subjected to plaintiffs' allegations seeking extracontractual or punitive damages.


13.      ACQUISITIONS

         During the year ended December 31, 1996 the Company acquired three title insurance agencies and an ancillary service business at an aggregate cost of $7,900 of which $3,000 was paid in cash with the balance payable in future periods. These acquisitions were not material to the Company's operations.

         Effective November 1, 1994, the Company acquired all of the outstanding stock of Oregon Title Insurance Company (OTIC) in exchange for 425,020 shares of the Company's common stock valued at $3,883. OTIC is engaged in the title insurance business. The acquisition has been accounted for under the purchase method of accounting. Goodwill of approximately $500 is being amortized over 40 years.

         Effective November 30, 1994, the Company acquired all of the outstanding stock of American Title Group, Inc. (ATG) for approximately $19,000 in cash. To provide indemnification to the Company for the warranties of the sellers, $4,500 of the purchase price was placed with an escrow agent to be released

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(In thousands of dollars except per common share amounts)


13.      ACQUISITIONS (Continued)

         over four years as the warranties expire. At December 31, 1996 the balance remaining in escrow was $2,250. ATG is engaged in the title insurance business. The acquisition has been accounted for under the purchase method of accounting. Goodwill of approximately $7,200 is being amortized over 40 years.

         The following unaudited pro forma summary presents information as if the OTIC and ATG acquisitions had occurred at the beginning of the fiscal year. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.

                                                      Unaudited
                                                      Year Ended
                                                   December 31, 1994

         Premium and title search
           and escrow revenue                        $545,748
                                                     ========
         Net income                                  $  3,857
                                                     ========

         Earnings per common share                   $    .43
                                                     ========


         In addition, during the year ended December 31, 1994 the Company acquired two title insurance agencies at an aggregate cost of $5,786 which was paid in cash. These acquisitions were not material to the Company's operations.

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(In thousands of dollars except per common share amounts)


14.      UNAUDITED QUARTERLY FINANCIAL DATA

         Selected quarterly financial information follows:

                                                  First            Second              Third            Fourth
                                                  Quarter          Quarter             Quarter          Quarter
                                                ---------         --------            --------          -------
        1996
           Premiums, title
             search, escrow
             and other                           $117,469          $143,793          $141,679         $154,817
           Net investment
             income                                 5,345             5,500             4,593           20,986
           Income before
             income taxes                           6,717            13,798             9,150           25,875
           Net income                               4,521             9,044             6,054           16,900
           Income  per common
             share                                   $.51             $1.02              $.68            $1.90
        1995
           Premiums, title
             search, escrow
             and other                           $104,838          $111,742          $118,479         $132,302
           Net investment
             income                                 3,301             3,036             4,566            4,568
           Income before
             income taxes                           1,395             4,549             8,565            9,351
           Net income                               1,015             3,196             6,237            6,603
           Income per
             common share                            $.11              $.36              $.70             $.74

         In the fourth quarter of 1996 the Company changed its investment strategy by selling all of its equity portfolio and began to move the proceeds into fixed-maturity securities. This sale resulted in capital gains of $17.4 million in the quarter.

         Income per common share is computed using the weighted average number of shares of common stock outstanding during each quarter.


15.      ACCOUNTING PRONOUNCEMENTS

         In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than

LAWYERS TITLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(In thousands of dollars except per common share amounts)


15.      ACCOUNTING PRONOUNCEMENTS (Continued)

         the assets' carrying amount.   SFAS No. 121 also addresses the
         accounting for long- lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 in the first quarter of 1996. The adoption had no effect on the Company's financial statements for the year ended December 31, 1996.

                                                                Schedule I


                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                               DECEMBER 31, 1996
                           (In thousands of dollars)

       Column A                                                    Column B             Column C                 Column D
     -------------                                                ---------             ---------                --------
                                                                                                                  Amount at
                                                                                                                 which shown
                                                                                          Fair                     in the
   Type of investment                                                Cost                 Value                 balance sheet
  ---------------------                                           --------               -------               --------------
Fixed maturities:

    Bonds:
        Available-for-sale:
           United States Government
             and government agencies
             and authorities                                       $ 62,206             $ 63,368                  $ 63,368
           States, municipalities and
             political subdivisions                                  76,203               77,125                    77,125
           Foreign Government                                           345                  383                       383
           Public utilities                                           4,550                4,557                     4,557
           All other corporate bonds                                 61,195               62,412                    62,412
           Mortgage-backed securities                                10,376               10,379                    10,379
                                                                   --------             --------                  --------

        Total fixed maturities                                     $214,875             $218,224                  $218,224
                                                                   ========             ========                  ========


Equity securities:
    Common stocks:
        Banks, trust and insurance
           companies                                               $     49             $     14                  $     14
        Industrial, miscellaneous
           and all other                                                881                1,711                     1,711
    Preferred stocks
                                                                   --------             --------                  --------
        Total equity securities                                    $    930             $  1,725                  $  1,725
                                                                   ========             ========                  ========


Mortgage loans on real estate                                      $    480                  XXX                  $    480
                                                                   ========                  ===                  ========


Deposits with banks:
    Invested cash                                                  $ 71,626                  XXX                  $ 71,626
                                                                   ========                                       ========

        Total investments                                          $287,911                  XXX                  $292,055
                                                                   ========                                       ========

                                                                Schedule II


                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         PARENT COMPANY BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                           (In thousands of dollars)


                                                    1996                 1995
                                                    ----                 ----
ASSETS

Cash                                             $     -              $     21
Stock of subsidiaries
    at equity                                     263,456              238,038
Other assets                                          806                  269
                                                 --------             --------

    Total assets                                 $264,262             $238,328
                                                 ========             ========


LIABILITIES

Due to (from) subsidiaries                       $     30             $    (57)
Note payable                                        1,000                   -
Other liabilities                                   1,064                   -
                                                 --------             ---------

    Total liabilities                               2,094                  (57)

SHAREHOLDERS' EQUITY

Preferred stock, no par value,
    authorized 5,000,000 shares, none
  issued or outstanding                                -                    -

Common stock, no par value,
    authorized 45,000,000 shares,
    issued and outstanding,
    8,889,791 in 1996 and
    8,885,991 in 1995                             167,044              167,006

    Unrealized investment
        gains                                       2,694               13,845

    Retained earnings                              92,430               57,689

    Receivable from employee
        benefit plan                                   -                  (155)
                                                 --------             --------

    Total shareholders' equity                    262,168              238,385
                                                 --------             --------

                                                 $264,262             $238,328
                                                 ========             ========

                                      F-32

                                                                  Schedule II


                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    PARENT COMPANY STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                           (In thousands of dollars)


                                                                 1996                 1995                 1994
                                                                 ----                 ----                 ----

REVENUES

    Dividends received from
        consolidated subsidiaries                              $ 2,526              $ 2,610               $2,040
    Management fee from
        consolidated subsidiary                                  1,153                  740                  866
                                                               -------              -------               ------

                                                                 3,679                3,350                2,906
EXPENSES

    Administrative expenses                                      1,153                  740                  866
                                                               -------               ------               ------

INCOME  BEFORE EQUITY
  IN UNDISTRIBUTED INCOME
   OF SUBSIDIARIES                                               2,526                2,610                2,040

EQUITY IN UNDISTRIBUTED
    INCOME OF CONSOLIDATED
    SUBSIDIARIES                                                33,993               14,441                4,774
                                                               -------              -------               ------

NET INCOME                                                     $36,519              $17,051               $6,814
                                                               =======              =======               ======



                                                                Schedule II


                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    PARENT COMPANY STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                           (In thousands of dollars)


                                                                1996                 1995                 1994
                                                                ----                 ----                 ----
Cash flows from operating activities:

    Net income                                                $ 36,519             $ 17,051              $ 6,814

        Undistributed net income
          of subsidiary                                        (33,993)             (14,441)              (4,774)

        Other                                                      589                   -                    -
                                                              --------             --------              ------

    Net cash provided by
        operating activities                                     3,115                2,610                2,040
                                                              --------             --------              -------

Cash flows from investing activities:

    Additional investment
        in subsidiaries                                         (2,358)                (994)              (1,020)
                                                              --------             --------              -------

    Net cash used in investing
        activities                                              (2,358)                (994)              (1,020)
                                                              --------             --------              -------

Cash flows from financing activities:

    Proceeds from note
        payable                                                  1,000                   -                    -

    Dividends paid                                              (1,778)              (1,599)              (1,025)
                                                              --------             --------              -------

    Net cash used in
        financing activities                                      (778)              (1,599)              (1,025)
                                                              --------             --------              -------

Net (decrease) increase in
    cash                                                           (21)                  17                   (5)
Cash at beginning of year                                           21                    4                    9
                                                              --------             --------              -------

Cash at end of year                                           $     -              $     21              $     4
                                                              ========             ========              =======

                                                                Schedule II


                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS




NOTE 1 - ACCOUNTING POLICIES

Basis of presentation - The accompanying parent company financial statements should be read in conjunction with the Company's Consolidated Financial Statements.

                                ITEM 14(a)(3)
                               INDEX TO EXHIBITS

  Exhibit Number
  and Applicable
  Section of
  Item 601 of
  Regulation S-K                Document
 ---------------                --------

        3.1       Articles of Incorporation, incorporated by reference to
                  Exhibit 3A of the Registrant's Form 10 Registration Statement, as amended, File No. 0-19408.

        3.2 Bylaws, incorporated by reference to Exhibit 3B of the Registrant's Form 10 Registration Statement, as amended, File No. 0-19408.

        4.1 Rights Agreement, dated as of October 1, 1991, between Lawyers Title Corporation and Sovran Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4A of the Registrant's Form 8 Amendment No.2 to the Registrant's Form 10 Registration Statement, as amended, File No. 0-19408.

        4.2 Amendment, dated as of June 22, 1992, to Rights Agreement, dated as of October 1, 1991, between Lawyers Title Corporation and NationsBank, N.A. (formerly Sovran Bank, N.A.), as Rights Agent, and Wachovia Bank of North Carolina, N.A., as Successor Rights Agent, incorporated by reference to Exhibit 4A of the Registrant's Form 8 Amendment No. 3 to the Registrant's Form 10 Registration Statement, as amended, File No. 0-19408.

        4.3       Form of Stock Certificate, incorporated by reference to
                  Exhibit 4.3 of the Registrant's Form 10-K for the year ended December 31, 1995, File No. 1- 13990.

       10.1 Lawyers Title Corporation 1991 Stock Incentive Plan, as amended May 16, 1995, May 21, 1996 and November 1, 1996, incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended September 30, 1996, File No. 1-13990.

       10.2 Lawyers Title Insurance Corporation Deferred Income Plan, incorporated by reference to Exhibit 10C of the Registrant's Form 10 Registration Statement, as amended, File No. 0-19408.

                                ITEM 14(a)(3)
                               INDEX TO EXHIBITS

  Exhibit Number
  and Applicable
  Section of
  Item 601 of
  Regulation S-K                Document
 ---------------                --------


       10.3 Lawyers Title Insurance Corporation Benefit Replacement Plan, incorporated by reference to Exhibit 10M of the Registrant's Form 10 Registration Statement, as amended, File No. 0-19408.

       10.4 Lawyers Title Insurance Corporation Supplemental Pension Plan, incorporated by reference to Exhibit 10B of the Registrant's Form 10 Registration Statement, as amended, File No. 0-19408.

       10.5 Lawyers Title Corporation 1992 Stock Option Plan for Non-Employee Directors, as amended May 21, 1996, incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-Q for the quarter ended June 30, 1996, File No. 1- 13990.

       10.6 Distribution and Indemnity Agreement among Universal Corporation, Lawyers Title Insurance Corporation and Lawyers Title Corporation, dated as of October 1, 1991, incorporated by reference to Exhibit 2.1 of the Registrant's Form 10-K for the year ended December 31, 1991, File No. 0-19408.

       10.7 Tax Sharing Agreement among Universal Corporation, Lawyers Title Insurance Corporation and Lawyers Title Corporation, dated as of October 1, 1991, incor porated by reference to
                  Exhibit 10.15 of the Registrant's Form 10-K for the year ended December 31, 1991, File No. 0-19408.

       10.8 Lawyers Title Insurance Corporation Senior Executive Severance Agreement, incorporated by reference to Exhibit 10G of the Registrant's Form 10 Registration Statement, as amended, File No. 0-19408.

       10.9 Lawyers Title Corporation Change of Control Employment Agreement, incorporated by reference to Exhibit 10.12 of the Registrant's Form 10-K for the year ended December 31, 1994, File No. 0-19408.

                                ITEM 14(a)(3)
                               INDEX TO EXHIBITS

  Exhibit Number
  and Applicable
  Section of
  Item 601 of
  Regulation S-K                Document
 ---------------                --------

       10.10 Lawyers Title Insurance Corporation Change of Control Employment Agreement, incorporated by reference to Exhibit
                  10.13 of the Registrant's Form 10-K for the year ended December 31, 1994, File No. 0-19408.

       10.11 Form of Lawyers Title Corporation Non-Qualified Stock Option Agreement, dated October 29, 1991, with Schedule of Optionees and amounts of options granted, incorporated by reference to
                  Exhibit 10.17 of the Registrant's Form 10- K for the year ended December 31, 1991, File No. 0-19408.

       10.12 Form of Lawyers Title Corporation Employee Non-Qualified Stock Option Agreement, dated January 8, 1992, with Schedule of Optionees and amounts of options granted, incorporated by reference to Exhibit 10.18 of the Registrant's Form 10-K for the year ended December 31, 1991, File No. 0-19408.

       10.13 Form of Lawyers Title Corporation Employee Non-Qualified Stock Option Agreement, dated January 4, 1993, with Schedule of Optionees and amounts of options granted, incorporated by reference to Exhibit 10.21 of the Registrant's Form 10-K for the year ended December 31, 1992, File No. 0-19408.

       10.14 Form of Lawyers Title Corporation Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.18 of the Registrant's Form 10-K for the year ended December 31, 1994, File No. 0- 19408.

       10.15 Lawyers Title Insurance Corporation Regional Manager's Incentive Program for 1993, incorporated by reference to
                  Exhibit 10.24 of the Registrant's Form 10-K for the year ended December 31, 1992, File No. 0-19408.

                                ITEM 14(a)(3)
                               INDEX TO EXHIBITS

  Exhibit Number
  and Applicable
  Section of
  Item 601 of
  Regulation S-K                Document
 ---------------                --------

       10.16 Deed of Lease, dated September 29, 1989, between The Life Insurance Company of Virginia and Lawyers Title Insurance Corporation, incorporated by reference to Exhibit 10.26 of the Registrant's Form S-1 Registration Statement, as amended, File No. 33-70134.

       10.17 Form of Lawyers Title Corporation Employee Non-Qualified Stock Option Agreement, dated January 4, 1994, with schedule of optionees and amounts of options granted, incorporated by reference to Exhibit 10.27 of the Registrant's Form 10-K for the year ended December 31, 1993, File No. 0-19408.

       10.18 Form of Lawyers Title Corporation Employee Non-Qualified Stock Option Agreement, dated January 5, 1995, with schedule of optionees and amounts of options granted, incorporated by reference to Exhibit 10.22 of the Registrant's Form 10-K for the year ended December 31, 1994, File No. 0-19408.

       10.19 Lawyers Title Insurance Corporation 1995 Benefit Restoration Plan, incorporated by reference to Exhibit 10.23 of the Registrant's Form 10-K for the year ended December 31, 1994, File No. 0-19408.

       10.20 Lawyers Title Corporation Outside Directors Deferral Plan, incorporated by reference to Exhibit 10.24 of the Registrant's Form 10-K for the year ended December 31, 1994, File No. 0-19408.

       10.21 Form of Lawyers Title Insurance Corporation Split-Dollar Life Insurance Agreement and Collateral Assignment, incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K for the year ended December 31, 1994, File No. 0-19408.

                                ITEM 14(a)(3)
                               INDEX TO EXHIBITS

  Exhibit Number
  and Applicable
  Section of
  Item 601 of
  Regulation S-K                Document
 ---------------                --------


       10.22 Form of Lawyers Title Corporation Employee Non-Qualified Stock Option Agreement, dated January 3, 1996, with Schedule of Optionees and amounts of options granted, incorporated by reference to Exhibit 10.26 of the Registrant's Form 10-K for the year ended December 31, 1995, File No. 1-13990.

       10.23 Form of Lawyers Title Corporation Employee Non-Qualified Stock Option Agreement, dated January 7, 1997, with Schedule of Optionees and amounts of options granted.*

       18         Accounting Change Preferability Letter.*

       21         Subsidiaries of the Registrant.*

       23         Consent of Ernst & Young LLP. *




* Filed Herewith