Form 10-Q
period 1997-03-31
LAWYERS TITLE CORP
filed 1997-05-13
CIK 877355

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



          For Quarter Ended March 31, 1997 Commission File No. 0-13990
                            --------------                     -------


                            LAWYERS TITLE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Virginia                                 54-1589611
    ----------------------------            ------------------------------------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
    of incorporation or organization)


     6630 West Broad Street, Richmond, Virginia       23230
     ------------------------------------------       -----
      (Address of principal executive offices)
                    (Zip Code)


        Registrant's telephone number, including area code (804) 281-6700
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                       ----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock           8,912,366                April 1, 1997
            No Par Value        ------------------        -----------------

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES


                                      INDEX



                                                                        Page No.
                                                                        --------


                          PART I. FINANCIAL INFORMATION


Item 1.         Consolidated Financial Statements:

                Consolidated Balance Sheets.................................  3

                Consolidated Statements of Operations
                    and Retained Earnings ..................................  5

                Consolidated Statements of
                    Cash Flows..............................................  6

                Notes to Consolidated
                    Financial Statements....................................  7


Item 2.         Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations...............................  8



                           PART II. OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K............................ 10

                Signatures.................................................. 11

                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                    LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                             (In thousands of dollars)
                                                    (Unaudited)
                                                                                     March 31,       December 31,
ASSETS                                                                                 1997              1996
------                                                                                 ----              ----

INVESTMENTS:
    Fixed maturities:
        Available-for-sale - at fair value (amortized
           cost: 1997 - $239,032; 1996 - $214,875)                               $    237,519       $   218,224
    Equity securities - at fair value (cost: 1997 -
        $935; 1996 - $930)                                                              1,730             1,725
    Mortgage loans (less allowance for doubtful
        accounts: 1997 and 1996 - $150)                                                   471               480
    Invested cash                                                                      35,161            71,626
                                                                                 ------------       -----------

        Total investments                                                             274,881           292,055

CASH                                                                                   17,305            23,997

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts:
        1997 and 1996 - $1,008)                                                         6,482             6,657
    Accounts receivable (less allowance for doubtful
        accounts: 1997 - $2,284; 1996 - $2,197)                                        24,790            20,003
    Income tax benefits                                                                   181                -
                                                                                 ------------       -----------

        Total notes and accounts receivable                                            31,453            26,660


PROPERTY AND EQUIPMENT - at cost (less
    accumulated depreciation and amortization:
    1997 - $46,895; 1996 - $44,670)                                                    21,203            21,959

TITLE PLANTS                                                                           49,133            48,536

GOODWILL (less accumulated amortization:
    1997 - $12,791; 1996 - $12,393)                                                    59,130            59,669

DEFERRED INCOME TAXES                                                                  26,533            23,435

OTHER ASSETS                                                                           24,974            24,657
                                                                                 ------------       -----------

                                                                                 $    504,612       $   520,968
                                                                                 ============       ===========





                                    LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                             (In thousands of dollars)
                                                    (Unaudited)


                                                                                     March 31,       December 31,
LIABILITIES                                                                            1997              1996
-----------                                                                            ----              ----

POLICY AND CONTRACT CLAIMS                                                       $    197,017       $   196,285

ACCOUNTS PAYABLE AND
    ACCRUED EXPENSES                                                                   38,279            47,211

INCOME TAXES PAYABLE                                                                       -              5,721

OTHER                                                                                   9,507             9,583
                                                                                 ------------       -----------

        Total liabilities                                                             244,803           258,800
                                                                                 ------------       -----------




COMMITMENTS AND CONTINGENCIES




SHAREHOLDERS' EQUITY

Preferred stock, no par value, authorized
    5,000,000 shares, none issued or outstanding                                          -                 -

Common stock, no par value, authorized 45,000,000
    shares, issued and outstanding, 8,912,366 in
    1997 and 8,889,791 in 1996                                                        167,443           167,044

Unrealized investment (losses) gains  (less related
    deferred income tax (benefit) expense of ($251)
    in 1997 and $1,450 in 1996)                                                          (466)            2,694

Retained earnings                                                                      92,832            92,430
                                                                                 ------------       -----------

    Total shareholders' equity                                                        259,809           262,168
                                                                                 ------------       -----------


                                                                                 $    504,612       $   520,968
                                                                                 ============       ===========

                                              See accompanying notes.





                                    LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                               AND RETAINED EARNINGS
                                    THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                (In thousands of dollars except per share amounts)
                                                    (Unaudited)


                                                                                        1997             1996
                                                                                        ----             ----
REVENUES
    Premiums                                                                     $    102,735       $    94,720
    Title search and escrow                                                            24,435            22,749
    Investment income, net                                                              4,136             5,345
                                                                                 ------------       -----------

                                                                                      131,306           122,814
                                                                                 ------------       -----------
EXPENSES
    Salaries and employee benefits                                                     46,916            43,287
    Agents' commissions                                                                44,711            37,133
    Provision for policy and contract claims                                            6,980             6,286
    General, administrative and other                                                  31,615            29,391
                                                                                 ------------       -----------

                                                                                      130,222           116,097
                                                                                 ------------       -----------

OPERATING INCOME BEFORE INCOME TAXES                                                    1,084             6,717

INCOME TAX EXPENSE (BENEFIT)
    Current                                                                             1,635             1,264
    Deferred                                                                           (1,398)              932
                                                                                 ------------       -----------

                                                                                          237             2,196
                                                                                 ------------       -----------

NET INCOME                                                                                847             4,521

DIVIDENDS                                                                                (445)             (444)

RETAINED EARNINGS BEGINNING OF PERIOD                                                  92,430            57,689
                                                                                 ------------       -----------

RETAINED EARNINGS END OF PERIOD                                                  $     92,832       $    61,766
                                                                                 ============       ===========

EARNINGS PER COMMON SHARE                                                               $0.10             $0.51
                                                                                        =====             =====

AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                                                         8,900             8,887

                                              See accompanying notes.





                                    LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                             (In thousands of dollars)
                                                    (Unaudited)

                                                                                        1997              1996
                                                                                        ----              ----
Cash flows from operating activities:
    Net income                                                                   $        847       $     4,521
        Depreciation & amortization                                                     2,257             2,072
        Amortization of bond premium                                                      150               217
        Realized investment gains                                                         (45)           (2,171)
        Deferred income tax                                                            (1,398)              932
        Change in assets & liabilities:
           Notes receivable                                                               175               518
           Accounts receivable                                                         (4,787)              (88)
           Income taxes receivable/payable                                             (5,902)              952
           Policy & contract claims                                                       732              (976)
           Accounts payable and accrued expenses                                       (8,932)           (1,316)
           Cash surrender value of life insurance                                          -               (996)
           Other                                                                         (656)             (954)
                                                                                 ------------       -----------

               Net cash (used in) provided by operating activities                    (17,559)            2,711
                                                                                 ------------       -----------

Cash flows from investing activities:
    Purchase of property & equipment - net                                             (1,700)           (2,185)
    Cost of investments acquired:
        Fixed maturities - available-for-sale                                         (42,624)          (29,687)
        Equity securities                                                                  (6)          (11,235)
    Proceeds from investment sales or maturities:
        Fixed maturities - available-for-sale                                          18,361            26,020
        Equity securities                                                                   1            12,197
        Mortgage loans                                                                      9                10
                                                                                 ------------       -----------

               Net cash used in investing activities                                  (25.959)           (4,880)
                                                                                 ------------       -----------

Cash flows from financing activities:
    Dividends paid                                                                       (445)             (444)
    Change in notes payable                                                               806            (1,547)
                                                                                 ------------       -----------

               Net cash provided by (used in) financing activities                        361            (1,991)
                                                                                 ------------       -----------

               Net decrease in cash and invested cash                                 (43,157)           (4,160)

Cash & invested cash at beginning of period                                            95,623            40,647
                                                                                 ------------       -----------

Cash & invested cash at end of period                                            $     52,466       $    36,487
                                                                                 ============       ===========

                                              See accompanying notes.

                                                         6

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars except per share amounts)



1.   Interim Financial Information

     The unaudited consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the Form 10-K for the year ended December 31, 1996 filed with the Commission under the Securities Exchange Act of 1934. This report should be read in conjunction with the aforementioned Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of this information have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

     Certain 1996 amounts have been reclassified to conform to the 1997 presentation.


2.   Pending Legal Proceedings

     For additional information, see Pending Legal Proceedings on page F-27 of the December 31, 1996 Form 10-K .


3.   Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (Statement 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded and dual presentation is required regardless of the difference between basic and diluted earnings per share. The impact of Statement 128 on the calculation of primary and diluted earnings per share for these quarters is not expected to be material.

Item 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.



                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES



Results of Operations

Operating Revenues

Operating revenues improved to $127.2 million in the first quarter of 1997 from $117.5 million in the first quarter of 1996. This 8.3% improvement was principally due to amounts reported by agents.

During the first quarter of 1997, 95,000 new orders for title insurance were opened in Company offices. This level of orders was a 10% reduction from the level of 106,000 opened in the first quarter of 1996. This reduction is believed to be in response to higher interest rates in the first quarter of 1997 than the first quarter of 1996 and to result from a lower level of refinancing transactions.

Investment Income

Investment income was $4.1 million in the first quarter of 1997 compared to $5.3 million in the first quarter of 1996.

The 1996 quarter benefited from capital gains of $2.2 million while there were no significant gains in the first quarter of 1997. The first quarter of 1997 also reflects increased interest income compared to the same quarter of 1996 due to the Company's move of a portion of its investment portfolio out of equity securities and into fixed maturity securities in the fourth quarter of 1996.

Expenses

The operating margin, before claims and investment income, was 3.1% in the first quarter of 1997 compared to 6.5% in the first quarter of 1996. The margin in 1997 was impacted by an increase in average agent's commission rates of 1.3%. This reflects increased competition for agency business. Also impacting the margins during the first quarter of 1997 were our efforts to grow and expand our other real estate related services. This effort continued from the second half of 1996 during which we have invested funds to not only increase the bundle of services we bring to the marketplace, but to automate the way we bring these products to our customer base. While these investments have put some near-term pressure on margins, they are an essential part of our long-term, competitive strategy.

In the light of the reduction in order counts and upward pressures on interest rates in the first quarter of 1997, management continues to closely monitor staffing levels and cost structures.

Management is committed to maintaining a very competitive cost structure but acknowledges the need for a commitment to high levels of customer service and future growth.

Net Income

Net income was $847 thousand or $.10 per share for the quarter ended March 31, 1997 compared to net income of $4.5 million or $.51 per share for the quarter ended March 31, 1996.

Liquidity and Capital Resources

Management believes that the Company has adequate resources to meet its short and long-term capital needs at March 31, 1997. At that date cash and invested cash balances of $52.5 million and fixed maturity security balances totaling $237.5 million were held by the Company. Additionally, the Company has an unused $35.0 million line of credit at March 31, 1997.

Reference is made to Item 7, "Forward-Looking and Cautionary Statements" on page 26 of the December 31, 1996 Form 10-K, regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company, including forward-looking statements contained in Item 2 of this Form 10-Q.

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     None

b.   Reports on Form 8-K

     None

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         LAWYERS TITLE CORPORATION
                                           (Registrant)





Date:       May 13, 1997                     /s/ Charles Henry Foster, Jr.
       ---------------------             ---------------------------------
                                           Charles Henry Foster, Jr.
                                           Chairman and Chief Executive Officer





Date:       May 13, 1997                     /s/ George William Evans
       ---------------------             ----------------------------
                                           George William Evans
                                           Vice President and Treasurer