Form 10-Q
period 1997-06-30
LAWYERS TITLE CORP
filed 1997-08-12
CIK 877355

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



          For Quarter Ended June 30, 1997 Commission File No. 0-13990
                            -------------                     -------


                           LAWYERS TITLE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Virginia                                        54-1589611
  ----------------------------              -----------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


             6630 West Broad Street, Richmond, Virginia       23230
             ------------------------------------------       -----
             (Address of principal executive offices)       (Zip Code)


       Registrant's telephone number, including area code (804) 281-6700
                                                          ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes X   No
                                                        ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common Stock          8,912,366               July 24, 1997
              No Par Value       -----------------        ----------------

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES

                                     INDEX



                                                                    Page No.


                         PART I. FINANCIAL INFORMATION


Item 1.         Consolidated Financial Statements:

                Consolidated Balance Sheets............................. 3

                Consolidated Statements of Operations
                    and Retained Earnings .............................. 5

                Consolidated Statements of
                    Cash Flows.......................................... 6

                Notes to Consolidated
                    Financial Statements................................ 7


Item 2.         Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations........................... 8



                          PART II.  OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K........................10

                Signatures..............................................11

                         PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (Unaudited)

                                                                         June 30,       December 31,
ASSETS                                                                     1997              1996
------                                                                     ----              ----
INVESTMENTS:
    Fixed maturities available-for-sale - at fair
        value (amortized cost: 1997 - $242,190;
        1996 - $214,875)                                             $    245,125       $   218,224
    Equity securities - at fair value (cost: 1997 -
        $933; 1996 - $930)                                                  1,716             1,725
    Mortgage loans (less allowance for doubtful
        accounts: 1997 and 1996 - $150)                                       461               480
    Invested cash                                                          23,311            71,626
                                                                     ------------       -----------

        Total investments                                                 270,613           292,055

CASH                                                                       26,927            23,997

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts:
        1997 - $1,249; 1996 - $1,008)                                       6,499             6,657
    Accounts receivable (less allowance for doubtful
        accounts: 1997 - $2,351; 1996 - $2,197)                            28,988            20,003
                                                                     ------------       -----------

        Total notes and accounts receivable                                35,487            26,660


PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation and amortization:
    1997 - $49,233; 1996 - $44,670)                                        21,371            21,959

TITLE PLANTS                                                               48,556            48,536

GOODWILL (less accumulated amortization:
    1997 - $13,187; 1996 - $12,393)                                        59,279            59,669

DEFERRED INCOME TAXES                                                      26,622            23,435

OTHER ASSETS                                                               33,424            24,657
                                                                     ------------       -----------

                                                                     $    522,279       $   520,968
                                                                     ============       ===========

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (Unaudited)

                                                                                     June 30,        December 31,
LIABILITIES                                                                            1997              1996
-----------                                                                            ----              ----
POLICY AND CONTRACT CLAIMS                                                       $    198,023       $   196,285

ACCOUNTS PAYABLE AND
    ACCRUED EXPENSES                                                                   41,671            47,211

INCOME TAXES PAYABLE                                                                      667             5,721

OTHER LIABILITIES                                                                      11,610             9,583
                                                                                 ------------       -----------

        Total liabilities                                                             251,971           258,800
                                                                                 ------------       -----------

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY

Preferred stock, no par value, authorized
    5,000,000 shares, none issued or outstanding                                          -                 -

Common stock, no par value, authorized 45,000,000
    shares, issued and outstanding, 8,912,366 in
    1997 and 8,889,791 in 1996                                                        167,494           167,044

Unrealized investment gains  (less related
    deferred income tax expense of $1,301
    in 1997 and $1,450 in 1996)                                                         2,417             2,694

Retained earnings                                                                     100,397            92,430
                                                                                 ------------       -----------

    Total shareholders' equity                                                        270,308           262,168
                                                                                 ------------       -----------

                                                                                 $    522,279       $   520,968
                                                                                 ============       ===========

                            See accompanying notes.

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               RETAINED EARNINGS
            SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996
               (In thousands of dollars except per share amounts)
                                  (Unaudited)

                                                                Six Months Ended            Three Months Ended
                                                                    June 30,                      June 30,
                                                               1997          1996           1997          1996
                                                               ----          ----           ----          ----
REVENUES
    Premiums                                              $  225,140    $  213,187     $  122,405    $  118,467
    Title search, escrow and other                            54,048        48,167         29,613        25,418
    Investment income                                          8,383        10,753          4,247         5,408
                                                          ----------    ----------     ----------    ----------

                                                             287,571       272,107        156,265       149,293
                                                          ----------    ----------     ----------    ----------
EXPENSES
    Salaries and employee benefits                            96,818        89,768         49,902        46,481
    Agents' commissions                                       95,766        86,385         51,055        49,252
    Provision for policy and contract claims                  15,320        13,584          8,340         7,298
    General, administrative and other                         66,189        61,855         34,574        32,464
                                                          ----------    ----------     ----------    ----------

                                                             274,093       251,592        143,871       135,495
                                                          ----------    ----------     ----------    ----------

OPERATING INCOME BEFORE
    INCOME TAXES                                              13,478        20,515         12,394        13,798

INCOME TAX EXPENSE
    Current                                                    7,660         7,535          6,025         6,271
    Deferred                                                  (3,040)         (585)        (1,642)       (1,517)
                                                          ----------    ----------     ----------    ----------

                                                               4,620         6,950          4,383         4,754
                                                          ----------    ----------     ----------    ----------

NET INCOME                                                     8,858        13,565          8,011         9,044

DIVIDENDS                                                       (891)         (889)          (446)         (445)

RETAINED EARNINGS BEGINNING
    OF PERIOD                                                 92,430        57,689         92,832        61,766
                                                          ----------    ----------     ----------    ----------

RETAINED EARNINGS END
    OF PERIOD                                             $  100,397    $   70,365     $  100,397    $   70,365
                                                          ==========    ==========     ==========    ==========

EARNINGS PER COMMON SHARE                                 $      .99    $     1.53     $      .90    $     1.02
                                                          ==========    ==========     ==========    ==========

AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                         8,906         8,887          8,912         8,887

                            See accompanying notes.

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                           (In thousands of dollars)
                                  (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                           1997             1996
                                                                                           ----             ----
Cash flows from operating activities:
    Net income                                                                        $    8,858        $  13,565
        Depreciation & amortization                                                        4,744            4,180
        Amortization of bond premium                                                         284              408
        Realized investment gains                                                           (101)          (4,437)
        Deferred income tax                                                               (3,040)            (585)
        Change in assets & liabilities:
           Notes receivable                                                                  158              344
           Premiums receivable                                                            (8,985)            (409)
           Current income taxes                                                           (5,054)           4,719
           Policy & contract claims                                                        1,738               33
           Cash surrender value of life insurance                                         (8,478)            (743)
           Accounts payable and accrued expenses                                          (5,540)           1,513
           Other                                                                            (834)          (2,817)
                                                                                      ----------        ---------

               Net cash (used in) provided by operating activities                       (16,250)          15,771
                                                                                      ----------        ---------

Cash flows from investing activities:
    Purchase of property & equipment - net                                                 (3,382)         (4,202)
    Purchase of businesses, net of cash acquired                                              -            (2,320)
    Cost of investments acquired:
        Fixed maturities                                                                 (71,308)         (53,219)
        Equity securities                                                                     (6)         (19,907)
    Proceeds from investment sales or maturities:
        Fixed maturities                                                                  43,770           40,789
        Equity securities                                                                     44           24,018
        Mortgage loans                                                                        19               93
                                                                                      -----------       ---------

               Net cash used in investing activities                                     (30,863)         (14,748)
                                                                                      ----------        ---------

Cash flows from financing activities:
    Dividends paid                                                                          (891)            (889)
    Change in notes payable                                                                2,619            1,095
                                                                                      ----------        ---------

               Net cash provided by financing activities                                   1,728              206
                                                                                      ----------        ---------

               Net (decrease) increase in cash and invested cash                         (45,385)           1,229

Cash & invested cash at beginning of period                                               95,623           40,647
                                                                                      ----------        ---------

Cash & invested cash at end of period                                                 $   50,238        $  41,876
                                                                                      ==========        =========

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


2.   Pending Legal Proceedings

     For additional information, see Pending Legal Proceedings on page F-27 of the December 31, 1996 Form 10-K.


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

Item 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES

Results of Operations

Net Income

Net income reported for the second quarter 1997 was $8.0 million or $.90 per share compared to $9.0 million or $1.02 per share for the second quarter of 1996. The 1996 quarter included $2.3 million in capital gains before taxes, while there were no significant capital gains in the 1997 quarter.

Net income for the first six months of 1997 was $8.9 million or $.99 per share compared to $13.6 million or $1.53 per share for the same period of 1997. The first half of 1996 benefited from the realization of $4.5 million of capital gains on a pretax basis while there were no significant capital gains in the first half of 1997.

Operating Revenues

Operating revenues improved 5.7% to $152.0 million in the second quarter of 1997 compared to $143.9 million reported in the second quarter of 1996. This improvement was attributed largely to strength in revenues in direct operations. In the six months ended June 30, 1997 revenues improved 6.8% to $279.2 million in comparison to the six months ended June 30, 1996.

Although orders opened in direct offices decreased 4.0% for the first six months of 1997 compared to the same period of 1996, orders for the second quarter of 1997 were approximately 2.0% greater than the second quarter of 1996. While there is no assurance that opened orders will close, this level of order activity provides a strong base for the start of the third quarter of 1997.

Investment Income

Investment income decreased in the three and six-month periods ended June 30, 1997 compared to the same periods of 1996. These decreases were primarily attributable to the decreases in capital gains activity previously discussed. These capital gains decreases were offset by increases in interest and dividend income resulting from the move of a portion of the Company's investment portfolio out of equity securities and into fixed maturity securities in the fourth quarter of 1996.

Expenses

The operating margin before claims and investment income was 10.8% in the second quarter of 1997 virtually flat with the margin for the second quarter of 1996. The margin in 1997 was protected despite an increase in average agents' commission rates of 1.0% reflecting increased competition for agency business.

The provision for policy and contract claims was 5.5% of operating revenue in the second quarter and first half of 1997 compared to 5.1% and 5.2% for the comparable periods of 1996. These ratios are consistent with the claims experience of recent quarters.


Liquidity and Capital Resources

As of June 30, 1997 the Company held cash and invested cash of $50.2 and fixed-maturity securities of $245.1 million. Additionally, the Company had unutilized lines of credit totaling $31.0 million at that time. Management believes that the Company can meet both its short and long-term capital needs as of June 30, 1997.

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



                                          LAWYERS TITLE CORPORATION
                                          ---------------------------------
                                           (Registrant)





Date:       August 12, 1997                  /s/ Charles Henry Foster, Jr.
       ------------------------             --------------------------------
                                            Charles Henry Foster, Jr.
                                            Chairman and Chief Executive Officer





Date:       August 12, 1997                 /s/ George William Evans
       ------------------------             ----------------------------
                                            George William Evans
                                            Vice President and Treasurer