Form 10-Q
period 1997-09-30
LAWYERS TITLE CORP
filed 1997-11-14
CIK 877355

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



    For Quarter Ended September 30, 1997        Commission File No. 0-13990



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

                                 Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock           8,938,491            October 16, 1997
        No Par Value

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES


                                      INDEX



                                                                        Page No.


                          PART I. FINANCIAL INFORMATION


Item 1.         Consolidated Financial Statements:

                Consolidated Balance Sheets..................................3

                Consolidated Statements of Operations
                    and Retained Earnings ...................................5

                Consolidated Statements of
                    Cash Flows...............................................6

                Notes to Consolidated
                    Financial Statements.....................................7


Item 2.         Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations................................8



                           PART II. OTHER INFORMATION


Item 2.         Changes in Securities and Use of Proceeds.................. 11

Item 6.         Exhibits and Reports on Form 8-K........................... 11

                Signatures................................................. 12

                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                             September 30,         December 31,
ASSETS                                                                            1997                1996
                                                                                  ----                ----

INVESTMENTS:
    Fixed maturities available-for-sale - at fair
        value (amortized cost: 1997 - $245,161;
        1996 - $214,875)                                                      $   252,564           $   218,224
    Equity securities - at fair value (cost: 1997 -
        $887; 1996 - $930)                                                          1,664                 1,725
    Mortgage loans (less allowance for doubtful
        accounts: 1997 and 1996 - $150)                                               456                   480
    Invested cash                                                                  26,773                71,626
                                                                              -----------           -----------

        Total investments                                                         281,457               292,055

CASH                                                                               36,258                23,997

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts:
        1997 - $1,083; 1996 - $1,008)                                               6,050                 6,657
    Accounts receivable (less allowance for doubtful
        accounts: 1997 - $2,571; 1996 - $2,197)                                    27,456                20,003
                                                                              -----------           -----------

        Total notes and accounts receivable                                        33,506                26,660


PROPERTY AND EQUIPMENT - at cost (less
    accumulated depreciation and amortization:
    1997 - $50,584; 1996 - $44,670)                                                21,070                21,959

TITLE PLANTS                                                                       48,930                48,536

GOODWILL (less accumulated amortization:
    1997 - $13,670; 1996 - $12,393)                                                58,813                59,669

DEFERRED INCOME TAXES                                                              25,500                23,435

OTHER ASSETS                                                                       35,410                24,657
                                                                              -----------           -----------

                                                                              $   540,944           $   520,968
                                                                              ===========           ===========

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)



                                                                              September 30,         December 31,
LIABILITIES                                                                       1997                 1996
-----------                                                                       ----                 ----

POLICY AND CONTRACT CLAIMS                                                    $   199,865           $   196,285

ACCOUNTS PAYABLE AND
    ACCRUED EXPENSES                                                               43,288                47,211

INCOME TAXES PAYABLE                                                                3,982                 5,721

OTHER LIABILITIES                                                                  12,479                 9,583
                                                                              -----------           -----------

        Total liabilities                                                         259,614               258,800
                                                                              -----------           -----------




COMMITMENTS AND CONTINGENCIES




SHAREHOLDERS' EQUITY

Preferred stock, no par value, authorized
    5,000,000 shares, none issued or outstanding                                      -                     -

Common stock, no par value, authorized 45,000,000
    shares, issued and outstanding, 8,928,041 in
    1997 and 8,889,791 in 1996                                                    167,621               167,044

Unrealized investment gains  (less related
    deferred income tax expense of $2,863
    in 1997 and $1,450 in 1996)                                                     5,317                 2,694

Retained earnings                                                                 108,392                92,430
                                                                              -----------           -----------

    Total shareholders' equity                                                    281,330               262,168
                                                                              -----------           -----------

                                                                              $   540,944           $   520,968
                                                                              ===========           ===========

                             See accompanying notes.

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                RETAINED EARNINGS
         NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
               (In thousands of dollars except per share amounts)
                                   (Unaudited)


                                                                      Nine Months Ended                 Three Months Ended
                                                                         September 30,                     September 30,
                                                                     1997            1996               1997            1996
                                                                     ----            ----               ----            ----

REVENUES
    Premiums                                                     $  353,775      $  328,438         $   128,635     $  115,251
    Title search, escrow and other                                   85,769          74,503              31,721         26,428
    Investment income                                                12,419          15,438               4,036          4,593
                                                                 ----------      ----------         -----------     ----------
                                                                    451,963         418,379             164,392        146,272
                                                                 ----------      ----------         -----------     ----------
EXPENSES
    Salaries and employee benefits                                  148,596         137,127              51,778         47,359
    Agents' commissions                                             149,944         134,116              54,178         47,731
    Provision for policy and contract claims                         23,910          21,075               8,590          7,491
    General, administrative and other                               102,994          96,396              36,805         34,541
                                                                -----------      ----------         -----------     ----------
                                                                    425,444         388,714             151,351        137,122
                                                                -----------      ----------         -----------     ----------
OPERATING INCOME BEFORE
    INCOME TAXES                                                     26,519          29,665              13,041          9,150

INCOME TAX EXPENSE
    Current                                                          12,919          12,642               5,259          5,107
    Deferred                                                         (3,699)         (2,596)               (659)        (2,011)
                                                                -----------      ----------         -----------     ----------
                                                                      9,220          10,046               4,600          3,096
                                                                -----------      ----------         -----------     ----------
NET INCOME                                                           17,299          19,619               8,441          6,054

DIVIDENDS                                                            (1,337)         (1,333)               (446)          (444)

RETAINED EARNINGS BEGINNING
    OF PERIOD                                                        92,430          57,689             100,397         70,365
                                                                 ----------      ----------         -----------     ----------

RETAINED EARNINGS END OF PERIOD                                  $  108,392      $   75,975         $   108,392     $   75,975
                                                                 ==========      ==========         ===========     ==========

EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE                                             $     1.87      $     2.16         $      0.91     $     0.66

EARNINGS PER COMMON SHARE ASSUMING
    FULL DILUTION                                                $     1.85      $     2.14         $      0.90     $     0.66

AVERAGE NUMBER OF COMMON AND
    COMMON EQUIVALENT SHARES
    OUTSTANDING                                                       9,231           9,097              9,260           9,135

AVERAGE NUMBER OF SHARES OUTSTANDING
    ASSUMING FULL DILUTION                                            9,332           9,158              9,340           9,159

                             See accompanying notes.

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                              September 30,
                                                                                           1997             1996
                                                                                           ----             ----
Cash flows from operating activities:
    Net income                                                                        $   17,299        $  19,619
        Depreciation & amortization                                                        7,736            6,517
        Amortization of bond premium                                                         339              568
        Realized investment gains                                                           (113)          (5,399)
        Deferred income tax                                                               (3,699)          (2,596)
        Change in assets & liabilities:
           Notes receivable                                                                  607              800
           Accounts receivable                                                            (7,453)             (51)
           Current income taxes                                                           (1,739)           4,865
           Policy & contract claims                                                        3,580              973
           Accounts payable and accrued expenses                                          (3,923)           1,354
           Cash surrender value of life insurance                                         (1,081)           3,050
           Other                                                                          (2,740)          (5,443)
                                                                                      ----------        ---------
               Net cash provided by operating activities                                   8,813           24,257
                                                                                      ----------        ---------
Cash flows from investing activities:
    Purchase of property & equipment - net                                                (5,090)          (6,600)
    Purchase of businesses, net of cash acquired                                              -            (2,320)
    Cost of investments acquired:
        Fixed maturities                                                                 (84,128)         (77,093)
        Equity securities                                                                     (6)         (27,780)
        Mortgage loans                                                                        -                -
    Proceeds from investment sales or maturities:
        Fixed maturities                                                                  53,575           59,938
        Equity securities                                                                     90           33,961
        Mortgage loans                                                                        24              341
                                                                                      ----------        ---------
               Net cash used in investing activities                                     (35,535)         (19,553)
                                                                                      ----------        ---------
Cash flows from financing activities:
    Repayment of cash surrender value loan                                                (7,713)             -
    Dividends paid                                                                        (1,337)          (1,333)
    Change in notes payable                                                                3,180              (48)
                                                                                      ----------        ---------
               Net cash provided by financing activities                                  (5,870)          (1,381)
                                                                                      ----------        ---------
               Net (decrease) increase in cash and invested cash                         (32,592)           3,323
Cash & invested cash at beginning of period                                               95,623           40,647
                                                                                      ----------        ---------
Cash & invested cash at end of period                                                 $   63,031        $  43,970
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

Item 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.



                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES



Results of Operations

Net Income

Net income for the three and nine months ended September 30, 1997, was $8.4 million and $17.3 million, respectively, compared to $6.1 and $19.6 million for the same periods in 1996. The 1996 results include after tax capital gains of $0.6 million and $3.5 million, respectively, for the three and nine month periods while there were no significant gains in 1997. Excluding realized gains, net operating income grew 54.8% to $8.4 million, and 6.8% to $17.2 million for the three and nine months ended September 30, 1997, respectively, when compared to the same periods in 1996.

The Company's results for the nine months ended September 30, 1997 compare favorably to those for the corresponding period in 1996 notwithstanding the fact that the Company experienced an unusually high level of refinancings in the first quarter of 1996 which bolstered the results for the period.

Revenues

Operating revenues, which include premiums, title search, escrow and other fees, increased 13.2% to $160.4 million and 9.1% to $439.5 million for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996.

Premium revenue increased 11.6% to $128.6 million and 7.7% to $353.8 million for the three and nine months ended September 30, 1997, respectively. These increases reflect a favorable interest rate and general economic environment which resulted in an increased number of new home sales and mortgage refinancings.

Title search, escrow and other fee revenue increased 20.0% to $31.7 million and 15.1% to $85.8 million for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The increase in escrow fees and other fee revenue can be attributed to increased title order activity in the Company's direct operations. Additionally, the increase in other fees and revenue has been favorably affected by increased revenues in the Company's real estate-related services such as relocation services.

Orders opened in the Company's direct operations grew 12.6% to approximately 109,600 for the three months ended September 30, 1997, compared to approximately 97,300 for the same period in 1996. While there is no assurance that opened orders will close, management believes that the current order level is a favorable indication for fourth quarter 1997 operating revenues.

Investment income excluding realized gains increased to $4.0 million and $12.3 million for the three and nine month periods ended September 30, 1997, from $3.7 million and $10.1 for the same periods in 1996. The increase was due to an overall increase in the size of the portfolio as well as the higher component of fixed income investments resulting from the Company's sale of its equity investments in the fourth quarter of 1996.

Expenses

The Company's expense ratios, total expenses less the provision for policy and contract claims as a percentage of operating revenues, for the three and nine months ended September 30, 1997 were 89.0% and 91.4%, respectively, compared to 91.5% and 91.2% for the comparable periods in 1996. The decrease in expense ratio in the third quarter of 1997 reflects the operating leverage that is realized as the Company's revenues grow. The Company's expense ratios reflect its continuing focus on expense management.

Salaries and employee benefits for the three and nine months ended September 30, 1997 increased 9.3% to $51.8 million and 8.4% to $148.6 million, respectively. Agents' commissions for the three and nine months ended September 30, 1997 increased 13.5% to $54.2 million and 11.8% to $149.9 million, respectively. These increases are largely tied to higher business volumes.

The provision for policy and contract claims as a percentage of operating revenues was 5.4% for the three and nine months ended September 30, 1997 compared to 5.3% and 5.2% for the same periods in 1996. Claims paid as a percentage of operating revenues was 4.2% and 4.6% for the three and nine months ended September 30, 1997, respectively, compared to 4.6% and 5.0% for the comparable periods in 1996.

Income tax expense was $4.6 million and $9.2 million for the three month and nine month periods ending September 30, 1997. This represented a 35.3% and 34.8% effective tax rate, respectively.


Liquidity and Capital Resources

Cash provided by operating activities was $8.8 million for the nine months ended September 30, 1997. At September 30, 1997, the Company held cash and invested cash of $63.0 million and fixed-maturity securities of $252.6 million.
Additionally, the Company had no long-term debt and had unutilized lines of credit totaling $30.0 million.

Historically, the Company has not maintained significant levels of debt. As previously reported, the Company entered into a stock purchase agreement to
acquire  all  of  the  issued  and  outstanding   shares  of  capital  stock  of
Commonwealth Land Title Insurance Company and Transnation Title Insurance Company from Reliance Insurance Company. The acquisition is subject to shareholder and regulatory approval. Upon closing this acquisition, the Company expects to incur debt of $207.5 million under a credit facility obtained on
November 7, 1997 and have 2.2 million shares of Series B Preferred Stock outstanding. The Company estimates that servicing the debt and preferred stock will require about $20.0 million per year which management expects to be funded largely from increased cash flow from operations resulting from the acquisition. Additionally, management believes that these cash requirements will be partially offset by approximately $8.0 million of federal income tax benefits related to the interest expense and goodwill amortization. In view of the historic ability of the Company and Commonwealth/Transnation to generate strong, positive cash flows, and the projected strong cash position and relatively conservative capitalization structure of the combined company following consummation of the acquisition, the Company believes that the combined company will have sufficient liquidity and adequate capital resources to meet both its short- and long-term capital needs. Further, the Company expects to maintain approximately $30.0 million in unused credit facilities.

Reference is made to Item 7, "Forward-Looking and Cautionary Statements" on page 26 of the December 31, 1996 Form 10-K, regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company, including forward-looking statements contained in Item 2 of this Form 10-Q.

                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

c.   Recent Sales of Unregistered Securities

     As previously reported on the Registrant's Form 8-K filed with the Commission on September 2, 1997, the Registrant entered into a Stock Purchase Agreement on August 20, 1997 with Lawyers Title Insurance Corporation (the Registrant's wholly owned subsidiary), Reliance Insurance Company ("RIC") and Reliance Group Holdings, Inc. ("Reliance"), whereby the Registrant will purchase all of the shares of issued and outstanding capital stock of Commonwealth Land Title Insurance Company and Transnation Title Insurance Company (collectively, "Commonwealth/ Transnation") from RIC, a subsidiary of Reliance. The purchase price for the acquisition of the Commonwealth/Transnation shares (the "Acquisition") consists of: (i) 4,473,684 shares of the Registrant's Common Stock (the "Common Shares"),
     (ii) 2,200,000 shares of the Company's 7% Series B Cumulative Convertible Preferred Stock (the "Preferred Shares"), (iii) $207.5 million in cash and
     (iv) either the net cash proceeds from a public or private offering of 1,315,789 shares of Common Stock completed on or before closing or an unsecured subordinated note in an aggregate principal amount equal to 95% of the product of 1,315,789 times the average closing price on the New York Stock Exchange for a share of Common Stock for the ten (10) trading days prior to closing, subject in each such case to a minimum amount of not less than $23.75 million.

     The Acquisition is subject to shareholder and regulatory approval. The consummation of the Acquisition and the issuance of the Common Shares and Preferred Shares are expected to occur in late December 1997 or January 1998. Such shares were offered and sold in connection with the negotiated acquisition of Commonwealth/Transnation from RIC pursuant to the exemption from registration under Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) of the Securities Act.

     The Preferred Shares will be convertible at any time at the option of the holder into fully-paid and nonassessible shares of the Registrant's Common Stock at a conversion price of $22.80 per share of Common Stock (equivalent to a conversion ratio of approximately 2.193 shares of Common Stock for each Preferred Share), subject to certain anti-dilution adjustments. The Preferred Shares are subject to certain restrictions on conversion. For a description of these restrictions and a more complete description of the Preferred Shares, see the proposed Articles of Amendment of the Articles of Incorporation of Lawyers Title Corporation attached as Appendix B to the Registrant's Proxy Statement for its Special Meeting of Shareholders to be held in December 1997, filed with the Commission on September 30, 1997, which Appendix is hereby incorporated herein by this reference.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     (2) Stock Purchase Agreement, dated August 20, 1997, by and among the Registrant, Lawyers Title Insurance Corporation, Reliance Insurance Company and Reliance Group Holdings, Inc., incorporated by reference to Appendix A to the Registrant's Proxy Statement for its Special Meeting of Shareholders to be held in December, 1997, filed with the Commission on September 30, 1997.

     (11)      Statement Re:  Computation of Earnings Per Share.*

     (27)      Financial Data Schedule* (electronic copy only)

     (99) Proposed Articles of Amendment to the Registrant's Articles of Incorporation (as set forth in Appendix B to the Registrant's Proxy Statement for its Special Meeting of Shareholders to be held in December 1997, filed with the Commission on September 30,
               1997).*

     *Filed herewith.

b.   Reports on Form 8-K

     In a Form 8-K filed September 2, 1997, the Registrant announced the signing of a definitive agreement to purchase all of the capital stock of Commonwealth Land Title Insurance Company and Transnation Title Insurance Company from Reliance Insurance Company (RIC). The Registrant also announced that its Board of Directors had amended and restated the Company's Rights Agreement, with the most significant changes involving (I) provisions that the agreement with RIC would not "trigger" the rights, (ii) an extension of the expiration date of the Rights Agreement from October 1, 2001 to August 20, 2007, and (iii) an increase in the exercise price of the rights from $60 to $85.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  LAWYERS TITLE CORPORATION
                                  ---------------------------------------------
                                  (Registrant)





Date:       November 12, 1997                 /s/ Charles Henry Foster, Jr.
       --------------------------         ---------------------------------
                                            Charles Henry Foster, Jr.
                                            Chairman and Chief Executive Officer





Date:       November 12, 1997                 /s/ George William Evans
       --------------------------         ----------------------------
                                            George William Evans
                                            Vice President and Treasurer