Form 10-K/A
period 1996-12-31
LAWYERS TITLE CORP
filed 1998-01-21
CIK 877355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A


                               AMENDMENT NO. 1 TO

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                   For the Fiscal Year Ended December 31, 1996
                                       OR
            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

                                 Yes _X_ No ___

The aggregate market value of voting stock held by non-affiliates of the registrant on January 16, 1998 was approximately $306,306,000. Directors of registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.


The number of shares of Common Stock, no par value, outstanding on January 16, 1998, was 8,983,020.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Overview - Lawyers Title Corporation reported improved earnings in 1996 compared to 1995 which had been a significant improvement over 1994. The Company's primary business is the insurance of titles to real property which is greatly influenced by the real estate economy. Underlying economic factors adversely affected 1994 results due to upward pressures on mortgage loan interest rates as the Federal Reserve responded to inflationary fears. Mortgage interest rates averaged 7.8% in 1996, 8.0% in 1995 and 8.4% in 1994. Housing starts were 1.5 million, 1.35 million and 1.4 million in 1996, 1995 and 1994, respectively. Resales of existing homes were at 4.1 million, 3.8 million and 4.0 million in 1996, 1995 and 1994, respectively.

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

         In addition, during the fourth quarter of 1996 the Company changed its estimate of the ultimate net cost of all reported and unreported losses incurred through September 30, 1996 to reflect favorable experience. Under the Company's reserving methodology the provision for losses on policies issued in each year is based on historical experience determined over a period of years. As a result, the very high incidence of losses on policies issued in the 1980's had the effect of pushing up the rate at which losses were provided in the 1990's. The early 1990's were also affected by a high volume of residential refinance business which time has proven is experiencing a lower incidence of losses. The Company began to see favorable development indications on the 1991-1994 policy years as those years began to develop some meaningful experience, i.e. 3-4 years. However, because title losses are paid over a long period of time and experience has shown that significant losses can be reported and paid more than 20 years out, the Company chose to proceed cautiously with respect to projecting its favorable experience over these early years to the projected ultimate losses for the subject policy years. The Company monitored development of these years very closely through 1995 and the first three quarters of 1996, and while indications continued to be favorable for the 1991-1994 policy years, the Company as of September 30, 1996 did not believe that the limited development of those years was sufficient to justify a significant reduction in the projected ultimate losses for those years.


         In the fourth quarter of 1996 in connection with the performance of initial due diligence procedures related to the negotiation of the acquisition of Transnation Title Insurance Company and Commonwealth Land Title Insurance Company, the Company had the opportunity to see how the experience of these two major title underwriters compared to its own experience. The information gained from this experience along with extensive actuarial studies of the Company's book of business resulted in a determination that the projected ultimate losses for certain policy year business should be reduced to give greater weight to the favorable development on those years through December 31, 1996. The effect of the change in estimate was to decrease the provision for policy and contract claims by $78 million and to increase net income by $50.7 million and net income per share by $5.70.


         Both the change in reserve estimate and the change from discounting to not discounting reserves were contemplated by the Company as a result of the shift in the business that now reflects a higher amount of refinance transactions and an increase in frequency of housing resales.

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

         Forward-Looking and Cautionary Statements - The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to shareholders. In connection with the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company; any such statement is qualified by reference to the following cautionary statements.

         The title insurance business is characterized by low profit margins due to the high cost of producing title evidence whereas premium revenues are subject to regulatory and competitive restraints. The amount of title insurance business available is influenced by housing starts, housing resales and commercial real estate transactions. Real estate activity levels have historically been cyclical and are influenced by such factors as interest rates and the health of the overall economy. The value of the Company's investment portfolio is subject to fluctuation based on similar factors. The title insurance industry may be exposed to substantial claims, such as claims of Indian tribes. The industry is regulated by state laws which require the maintenance of minimum levels of capital and surplus and which restrict the amount of dividends which may be paid without prior regulatory approval. Developments in any of these areas, which are more fully described elsewhere in Parts I and II hereof, each of which is incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward- looking statement that may be made from time to time by or on behalf of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LAWYERS TITLE CORPORATION



Date:  January 20, 1998                  By: /s/ Charles H. Foster, Jr.
                                            ----------------------------------
                                            Charles H. Foster, Jr.
                                            Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  Signature                                       Title                               Date
                  ---------                                       -----                               ----


/s/ Charles H. Foster, Jr.                                   Chairman and                        January 20, 1998
-------------------------------------------       Chief Executive Officer and Director
           Charles H. Foster, Jr.                     (Principal Executive Officer)


/s/ G. William Evans                                  Vice President and Treasurer               January 20, 1998
-------------------------------------------           (Principal Financial Officer)
              G. William Evans

/s/ John R. Blanchard
-------------------------------------------                    Controller                        January 20, 1998
              John R. Blanchard                      (Principal Accounting Officer)

/s/ Janet A. Alpert
-------------------------------------------                   President and                      January 20, 1998
               Janet A. Alpert                    Chief Operating Officer and Director

/s/ Theodore L. Chandler, Jr.
-------------------------------------------                     Director                         January 20, 1998
          Theodore L. Chandler, Jr.

/s/ Michael Dinkins
-------------------------------------------                     Director                         January 20, 1998
               Michael Dinkins


-------------------------------------------                     Director                         January   , 1998
                 James Ermer

/s/ John P. McCann
-------------------------------------------                     Director                         January 20, 1998
               John P. McCann

/s/ J. Garnett Nelson
-------------------------------------------                     Director                         January 20, 1998
              J. Garnett Nelson

/s/ Robert F. Norfleet, Jr.
-------------------------------------------                     Director                         January 20, 1998
           Robert F. Norfleet, Jr.

/s/ Eugene P. Trani
-------------------------------------------                     Director                         January 20, 1998
               Eugene P. Trani

/s/ Marshall B. Wishnack
-------------------------------------------                     Director                         January 20, 1998
            Marshall B. Wishnack
