Form 10-Q/A
period 1997-09-30
LAWYERS TITLE CORP
filed 1998-02-12
CIK 877355

FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                               AMENDMENT NO. 1 TO
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



       For Quarter Ended  September 30, 1997  Commission File No. 0-13990
                          ------------------                      -------


                            LAWYERS TITLE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Virginia                                     54-1589611
   ---------------------------                    -------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


6630 West Broad Street, Richmond, Virginia                 23230
------------------------------------------                 -----
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

                                    Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock                   8,983,020           January 30, 1998
       No Par Value                 -------------        ------------------

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                        Page No.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

            Consolidated Balance Sheets.......................................3

            Consolidated Statements of Operations
               and Retained Earnings .........................................5

            Consolidated Statements of
               Cash Flows.....................................................6

            Notes to Consolidated
               Financial Statements...........................................7


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................8

            Signatures........................................................9

                          PART I. FINANCIAL INFORMATION

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                September 30,        December 31,
ASSETS                                                                              1997                 1996
------                                                                              ----                 ----
INVESTMENTS:
    Fixed maturities available-for-sale - at fair
        value (amortized cost: 1997 - $245,161;
        1996 - $214,875)                                                      $    252,564          $    218,224
    Equity securities - at fair value (cost: 1997 -
        $887; 1996 - $930)                                                           1,664                 1,725
    Mortgage loans (less allowance for doubtful
        accounts: 1997 and 1996 - $150)                                                456                   480
    Invested cash                                                                   26,773                71,626
                                                                              ------------          ------------

        Total investments                                                          281,457               292,055

CASH                                                                                36,258                23,997

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts:
        1997 - $1,083; 1996 - $1,008)                                                6,050                 6,657
    Accounts receivable (less allowance for doubtful
        accounts: 1997 - $2,571; 1996 - $2,197)                                     27,456                20,003
                                                                              ------------          ------------

        Total notes and accounts receivable                                         33,506                26,660

PROPERTY AND EQUIPMENT - at cost (less
    accumulated depreciation and amortization:
    1997 - $50,584; 1996 - $44,670)                                                 21,070                21,959

TITLE PLANTS                                                                        48,930                48,536

GOODWILL (less accumulated amortization:
    1997 - $13,670; 1996 - $12,393)                                                 58,813                59,669

DEFERRED INCOME TAXES                                                               25,500                23,435

OTHER ASSETS                                                                        35,410                24,657
                                                                              ------------          ------------

        Total assets                                                          $    540,944          $    520,968
                                                                              ============          ============

                             See Accompanying Notes.

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                September 30,        December 31,
LIABILITIES                                                                         1997                 1996
-----------                                                                         ----                 ----
POLICY AND CONTRACT CLAIMS                                                    $    199,865          $    196,285

ACCOUNTS PAYABLE AND
    ACCRUED EXPENSES                                                                43,288                47,211

INCOME TAXES PAYABLE                                                                 3,982                 5,721

OTHER LIABILITIES                                                                   12,479                 9,583
                                                                              ------------          ------------

        Total liabilities                                                          259,614               258,800
                                                                              ------------          ------------



COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
--------------------
Preferred stock, no par value, authorized
    5,000,000 shares, none issued or outstanding                                         -                     -

Common stock, no par value, authorized 45,000,000
    shares, issued and outstanding, 8,928,041 in
    1997 and 8,889,791 in 1996                                                     167,621               167,044

Unrealized investment gains  (less related
    deferred income tax expense of $2,863
    in 1997 and $1,450 in 1996)                                                      5,317                 2,694

Retained earnings                                                                  108,392                92,430
                                                                              ------------          ------------

    Total shareholders' equity                                                     281,330               262,168
                                                                              ------------          ------------

    Total liabilities and shareholders' equity                                $    540,944          $    520,968
                                                                              ============          ============

                             See Accompanying Notes.

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
         NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                                   Nine Months Ended                  Three Months Ended
                                                                     September 30,                       September 30,
                                                                 1997             1996                1997           1996
                                                                 ----             ----                ----           ----
REVENUES
    Premiums                                                 $   353,775      $   328,438        $   128,635    $   115,251
    Title search, escrow and other                                85,769           74,503             31,721         26,428
    Investment income                                             12,419           15,438              4,036          4,593
                                                             -----------      -----------        -----------    -----------
        Total revenues                                           451,963          418,379            164,392        146,272
                                                             -----------      -----------        -----------    -----------
EXPENSES
    Salaries and employee benefits                               148,596          137,127             51,778         47,359
    Agents' commissions                                          149,944          134,116             54,178         47,731
    Provision for policy and contract claims                      23,910           21,075              8,590          7,491
    General, administrative and other                            102,994           96,396             36,805         34,541
                                                             -----------      -----------        -----------    -----------
        Total expenses                                           425,444          388,714            151,351        137,122
                                                             -----------      -----------        -----------    -----------
OPERATING INCOME BEFORE
    INCOME TAXES                                                  26,519           29,665             13,041          9,150

INCOME TAX EXPENSE
    Current                                                       12,919           12,642              5,259          5,107
    Deferred                                                     (3,699)          (2,596)              (659)        (2,011)
                                                             -----------      -----------        -----------    -----------
        Total income tax expense                                   9,220           10,046              4,600          3,096
                                                             -----------      -----------        -----------    -----------
NET INCOME                                                        17,299           19,619              8,441          6,054

DIVIDENDS                                                        (1,337)          (1,333)              (446)          (444)

RETAINED EARNINGS BEGINNING
    OF PERIOD                                                     92,430           57,689            100,397         70,365
                                                             -----------      -----------        -----------    -----------

RETAINED EARNINGS END OF PERIOD                              $   108,392      $    75,975        $   108,392    $    75,975
                                                             ===========      ===========        ===========    ===========

EARNINGS PER COMMON AND DILUTIVE
    COMMON EQUIVALENT SHARE                                  $      1.87      $      2.21        $      0.91    $      0.68
                                                             ===========      ===========        ===========    ===========

EARNINGS PER COMMON SHARE ASSUMING
    FULL DILUTION                                                   1.85             2.14               0.90           0.66

AVERAGE NUMBER OF COMMON AND
    DILUTIVE COMMON EQUIVALENT SHARES
    OUTSTANDING                                                    9,231            8,888              9,260          8,889

AVERAGE NUMBER OF SHARES OUTSTANDING
    ASSUMING FULL DILUTION                                         9,332            9,158              9,340          9,159

                             See Accompanying Notes.

                   LAWYERS TITLE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                           1997            1996
                                                                                           ----            ----
Cash flows from operating activities:
    Net income                                                                        $    17,299    $      19,619
        Depreciation & amortization                                                         7,736            6,517
    Amortization of bond premium                                                              339              568
        Realized investment gains                                                           (113)          (5,399)
        Deferred income tax                                                               (3,699)          (2,596)
        Change in assets & liabilities:
           Notes receivable                                                                   607              800
           Premiums receivable                                                            (7,453)             (51)
           Current income taxes                                                           (1,739)            4,865
        Policy & contract claims                                                            3,580              973
           Accounts payable and accrued expenses                                          (3,923)            1,354
        Cash surrender value of life insurance                                            (1,081)            3,050
           Other                                                                          (2,740)          (5,443)
                                                                                      -----------      -----------
               Net cash provided by operating activities                                    8,813           24,257
                                                                                      -----------      -----------
Cash flows from investing activities:
    Purchase of property & equipment - net                                                (5,090)          (6,600)
    Purchase of businesses, net of cash acquired                                                -          (2,320)
    Cost of investments acquired:
        Fixed maturities                                                                 (84,128)         (77,093)
        Equity securities                                                                     (6)         (27,780)
        Mortgage loans                                                                          -                -
    Proceeds from investment sales or maturities:
        Fixed maturities                                                                   53,575           59,938
        Equity securities                                                                      90           33,961
        Mortgage loans                                                                         24              341
                                                                                      -----------      -----------
               Net cash used in investing activities                                     (35,535)         (19,553)
                                                                                      -----------      -----------
Cash flows from financing activities:
    Repayment of cash surrender value loan                                                (7,713)                -
    Dividends paid                                                                        (1,337)          (1,333)
    Change in notes payable                                                                 3,180             (48)
                                                                                      -----------      -----------
               Net cash provided by financing activities                                  (5,870)          (1,381)
                                                                                      -----------      -----------
               Net (decrease) increase in cash and invested cash                         (32,592)            3,323
Cash & invested cash at beginning of period                                                95,623           40,647
                                                                                      -----------      -----------
Cash & invested cash at end of period                                                 $    63,031      $    43,970
                                                                                      ===========      ===========

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

                     (11)     Statement Re: Computation of Earnings Per Share.

                     (27)     Financial Data Schedule (electronic copy only).*

                     (99) Proposed Articles of Amendment to the Registrant's Articles of Incorporation (as set forth in Appendix B to the Registrant's Proxy Statement for its Special Meeting of Shareholders to be held in December 1997, filed with the Commission on September 30, 1997).*

                     -------------------------
                     *   Included with the Form 10-Q filed on November 14, 1997.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LAWYERS TITLE CORPORATION



Dated:  February 12, 1998               By: /s/ Janet A. Alpert
                                           ------------------------------------
                                           Janet A. Alpert
                                           President and Chief Operating Officer




Dated:  February 12, 1998               By: /s/ G. William Evans
                                           ------------------------------------
                                           G. William Evans
                                           Vice President and Treasurer

                                 EXHIBIT INDEX


No.         Description
---         -----------

(2) Stock Purchase Agreement, dated August 20, 1997, by and among the Registrant, Lawyers Title Insurance Corporation, Reliance Insurance Company and Reliance Group Holdings, Inc., incorporated by reference to Appendix A to the Registrant's Proxy Statement for its Special Meeting of Shareholders to be held in December, 1997, filed with the Commission on September 30, 1997.

(11)        Statement Re: Computation of Earnings Per Share.

(27)        Financial Data Schedule (electronic copy only).*

(99) Proposed Articles of Amendment to the Registrant's Articles of Incorporation (as set forth in Appendix B to the Registrant's Proxy Statement for its Special Meeting of Shareholders to be held in December 1997, filed with the Commission on September 30, 1997).*

-------------------------
*   Included with the Form 10-Q filed on November 14, 1997.