Form 10-K
period 1997-12-31
LANDAMERICA FINANCIAL GROUP INC
filed 1998-03-27
CIK 877355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-13990

                        LANDAMERICA FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

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

          Title of Securities             Name of Exchange on Which Registered
        Common Stock, no par value               New York Stock Exchange
      Preferred Stock Purchase Rights            New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
               7% Series B Cumulative Convertible Preferred Stock

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_ No ___

         The aggregate market value of voting stock held by non-affiliates of the registrant on March 16, 1998 was approximately $482,696,000. Executive officers and directors of the registrant and beneficial owners of more than 10% of the Common Stock are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

         The number of shares of Common Stock, without par value, outstanding on March 16, 1998, was 15,044,593.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the definitive proxy statement for the 1998 Annual Meeting of Shareholders (to be filed) are incorporated by reference into Part III hereof.

                                     PART I


ITEM 1.  BUSINESS

The Company

         LandAmerica Financial Group, Inc. (formerly Lawyers Title Corporation) (the "Company") is a holding company organized under the laws of the Commonwealth of Virginia on June 24, 1991. The Company's principal subsidiary during 1997, Lawyers Title Insurance Corporation ("Lawyers Title"), has been engaged since 1925 primarily in the title insurance business through its network of branches, service offices, subsidiaries and agencies. On February 27, 1998, the Company acquired all of the issued and outstanding capital stock of Commonwealth Land Title Insurance Company and Transnation Title Insurance Company ("Commonwealth/Transnation"). See "Recent Acquisition" and "Business of Commonwealth/Transnation" below. As a holding company, the Company has greater flexibility in conducting certain operations, especially with regard to capital transactions, while the operating title insurance subsidiaries remain subject to regulation by the various states. See "Regulation" below.

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

         In the 1970s, Lawyers Title purchased two title underwriters, Mid-South Title Insurance Corporation ("Mid-South Title"), headquartered in Memphis, Tennessee, and Land Title Insurance Company ("Land Title"), headquartered in California. In the 1980s, Lawyers Title combined its California operations, improving its service and operations in the state which provides the single largest source of premium revenue for the title insurance industry. California World Financial Corporation and its wholly owned subsidiary, California - World Title Company, merged into an entity then known as Continental Land Title Company, which ultimately became a subsidiary of Lawyers Title, with operations in California, Oregon and Arizona. In 1997, the name was changed from "Continental Lawyers Title Company" to "Lawyers Title Company."

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

         Most title insurance policies sold by Lawyers Title and its subsidiaries are underwritten by Lawyers Title; however, title insurance policies are also underwritten by Oregon Title in Oregon, and TICA is licensed and qualified to underwrite policies in Texas, Tennessee, Florida, Ohio, Georgia, Louisiana, Alabama, Arkansas, Virginia, Michigan, Illinois, Colorado, New Mexico, Indiana, Maryland, District of Columbia and Kentucky. Land Title only reissues policies it has previously issued. Policies previously issued by Mid-South Title remain in effect in Tennessee, Mississippi, Arkansas, Alabama, Florida, Georgia and Louisiana.

         Lawyers Title's business is conducted in 49 states and in the District of Columbia, the territories of Puerto Rico and the U.S. Virgin Islands, the Bahamas and a number of Canadian provinces. Geographical coverage is provided by Lawyers Title's nationwide network of 14 National Division offices and approximately 260 branch and closing/escrow offices. In addition, Lawyers Title has approximately 3,800 independent agents and 36,000 approved attorneys.

         Title insurance policies are written through and issued by branch offices of Lawyers Title and its underwriting subsidiaries, by title insurance agents or by some combination thereof. Agencies may be either independently owned or subsidiaries of Lawyers Title. In the western states, Lawyers Title operates primarily through independent agents and subsidiaries (Lawyers Title Company, American Title Group, Inc., Lawyers Title of Arizona, Inc. and Oregon Title), while its eastern operations are conducted through branch offices, agents and approved attorneys. In the fiscal year ended December 31, 1997, approximately 53.2% of total title insurance revenues were derived from direct operations (company branches and wholly owned subsidiary agencies) and 46.8% came from independent agents. As of December 31, 1997, no single independent agent was the source of more than 5% of the title insurance revenues of Lawyers Title.

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

         Lawyers Title has two wholly owned subsidiaries devoted to computer automation of various aspects of the title insurance business, including on-line title plants, policy issuance and closing documentation and support functions. These are Datatrace Information Services Company, Inc. and Elliptus Software Solutions, Inc. Another subsidiary, Lawyers Title Exchange Company, facilitates tax-free property exchanges pursuant to Section 1031 of the Internal Revenue Code by holding the sale proceeds from one transaction until a second acquisition occurs, thereby assisting customers in deferring the recognition of taxable income.

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

         Liabilities for estimated losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 1997. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the reserves for losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. The provision for policy and contract claims as a percentage of operating revenues for 1997 was 5.4%, for 1996 was 5.2%, and for 1995 was 5.2%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

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

Reinsurance and Coinsurance

         Lawyers Title distributes large title insurance risks through the mechanisms of reinsurance and coinsurance. In reinsurance agreements, the reinsurer accepts that part of the risk which the primary insurer (the "ceding company" or "ceder") decides not to retain, in consideration for a portion of the premium. A number of factors may enter into a company's decision to reinsure, including retention limits imposed by state law, customer demands and the risk retention philosophy of the company. The ceder, however, remains liable to the insured for the total risk, whether or not the reinsurer meets its obligation. As a general rule, when Lawyers Title purchases reinsurance on a particular risk it will retain a primary risk of $5.0 million and may participate with reinsurers on liability amounts above the primary level on a secondary level. In the absence of specific approval by management, reinsurance generally is purchased if the risk is greater than $35.0 million.

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

Title Insurance Premium Revenues

         In the years ended December 31, 1997, 1996 and 1995, premiums from the issuance of title policies represented 78.9%, 76.8% and 79.9%, respectively, of the Company's consolidated revenues.

         The table below sets forth, for the years ended December 31, 1997, 1996 and 1995, the approximate dollars and percentages of the Company's title insurance premium revenues for the ten states representing the largest percentages of such revenues and for all other states combined:

                                  Lawyers Title
                        Title Insurance Premiums by State
                             (Dollars in thousands)

                                    Years Ended December 31,
                         1997                1996                   1995
                -------------------- --------------------  -------------------
                  Amount         %     Amount         %      Amount        %

Texas ........   $111,252       22.1  $ 98,762       21.6  $ 82,604       21.4
Florida ......     38,163        7.6    33,340        7.3    26,852        7.0
California ...     36,438        7.2    32,148        7.0    28,530        7.4
Pennsylvania .     36,034        7.2    30,223        6.6    29,468        7.6
New York .....     26,810        5.3    24,318        5.3    17,396        4.5
Michigan .....     25,342        5.0    23,067        5.1    20,625        5.3
Virginia .....     21,486        4.3    20,613        4.5    19,968        5.2
Ohio .........     19,356        3.8    18,130        4.0    14,503        3.8
New Jersey ...     16,844        3.3    15,391        3.4    14,123        3.7
Massachusetts.     13,802        2.7    13,356        2.9    11,187        2.9
All Others ...    158,497       31.5   147,029       32.3   120,615       31.2
                  -------       ----   -------       ----   -------       ----

     Totals ..   $504,024      100.0  $456,377      100.0  $385,871      100.0
                 ========      =====  ========      =====  ========      =====


Sales and Marketing

         Although Lawyers Title enhances its business development through general advertising, it believes its primary source of business is from the real estate community, such as attorneys, real estate brokers and developers, financial institutions, mortgage brokers and independent escrow agents. Lawyers Title's business results from construction and sale of new housing, resales and refinancings of residential real estate and from commercial real estate activity. In the 1990s Lawyers Title has placed a renewed emphasis on residential real estate activity while maintaining a leadership position in insuring commercial real estate transactions. Although precise data are not available to compare the percentage of total premium revenues of Lawyers Title derived from commercial versus residential real estate activities, approximately 80% of such revenues in 1997 resulted from policies providing coverage of $1.0 million or less (which tend to be residential) and approximately 20% of such revenues resulted from policies providing coverage in excess of $1.0 million.

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

         To increase profits and improve margins, Lawyers Title is expanding its direct operations in markets with projected growth, attractive title insurance rates and favorable claims experience. Since 1992, Lawyers Title has acquired title operations in Texas, North Carolina, Oregon, Florida, Virginia, Maryland, District of Columbia, Ohio, Maine, Michigan, New Mexico, New Jersey,
Pennsylvania  and  Wisconsin.  In addition,  within the last four years  Lawyers
Title has added closing/escrow offices and sales representatives in many markets.

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

         Lawyers Title is one of the largest title insurance underwriters in the United States based on gross title revenues. Its principal competitors are other major title insurance underwriters and their agency networks. In 1997, these included Chicago Title Insurance Company, First American Title Insurance
Company,  Commonwealth/Transnation  (acquired  by the  Company on  February  27,
1998), Stewart Title Guaranty Company, Old Republic National Title Insurance Company and Fidelity National Title Insurance Company. Of the more than one hundred title insurance underwriting companies licensed in the United States, the top seven companies account for approximately 89% of the title insurance market.

         The Company's title insurance subsidiaries are subject to regulation by the insurance authorities of the states in which they do business. See
"Regulation." Within this regulatory framework, the Company competes with respect to premium rates, coverage, risk evaluation, service and business development.

         State regulatory authorities impose underwriting limits on title insurers based primarily on levels of available capital and surplus. While such limits may theoretically hinder the Company's title insurance subsidiaries' assumption of a particular large underwriting liability, in practice the Company has established its own internal risk limits at levels substantially lower than those allowed by state law. Therefore, statutory capital-based risk limits are not considered by the Company to be a significant factor in the amount or size of underwriting it may undertake.

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

         Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by state agencies of any change in control of an insurance company or insurance holding company that is domiciled (or, in some cases, doing business) in that state. Under such current laws, any future transaction that would constitute a change in control of the Company would generally require approval by the state insurance departments of Virginia, California, Tennessee, Texas, Ohio, Oregon, Pennsylvania, Arizona, New Jersey, New York, Florida, Alabama and Maryland. Such requirement could have the effect of delaying or preventing certain transactions affecting the control of the Company or the ownership of the Company's Common Stock, including transactions that could be advantageous to the shareholders of the Company.

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

Seasonality, Backlog and Cyclicality

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

Employees

         As of December 31, 1997, the Company had 4,027 employees. The Company's relationship with its employees is good. No employees are currently covered by any collective bargaining agreements, and the Company is not aware of any union organizing activity relating to its employees.

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

Recent Acquisition

         The strategic focus of the Company has been on growth through carefully selected acquisitions. Prior to 1997, the Company's acquisitions consisted primarily of small to medium-size title insurance agencies and underwriters.

         On August 20, 1997, the Company agreed to acquire all of the issued and outstanding capital stock of Commonwealth Land Title Insurance Company ("Commonwealth") and Transnation Title Insurance Company ("Transnation") (collectively, the "Acquisition") pursuant to a Stock Purchase Agreement, dated August 20, 1997, by and among the Company, Lawyers Title, Reliance Group Holdings, Inc. ("Reliance") and Reliance Insurance Company ("RIC"), as amended and restated by an Amended and Restated Stock Purchase Agreement, dated December 11, 1997, among such parties (the "Stock Purchase Agreement"). Commonwealth and Transnation together comprise the third largest title insurance operation in the United States based upon total premiums and fees in 1996. As a result of the Acquisition, Commonwealth and Transnation each became wholly owned subsidiaries of the Company.

         The  purchase  price  paid  by  the  Company  in  connection  with  the
Acquisition consisted of (i) approximately $200.7 million in cash funded by a Revolving Credit Agreement, dated November 7, 1997, between the Company and Bank of America National Trust and Savings Association, individually and as Administrative Agent for a syndicate of 11 other financial institutions, (ii) the issuance to RIC of 4,039,473 shares of the Company's Common Stock, (iii) the issuance to RIC of 2,200,000 shares of the Company's 7% Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"), which is initially convertible into 4,824,561 shares of Common Stock, and (iv) $65.9 million in cash, representing the net proceeds from the sale of 1,750,000 shares of Common Stock offered to the public by the Company. The various components of the purchase price were determined by arms-length negotiations between the parties. Based upon a value for the 4,039,473 shares of Common Stock of $175.0 million and an estimated value for the 2,200,000 shares of Series B Preferred Stock of $224.8 million, the aggregate purchase price paid by the Company to RIC at the closing of the Acquisition was approximately $666.4 million.

         The Company also changed its name from "Lawyers Title Corporation" to "LandAmerica Financial Group, Inc." effective as of February 27, 1998. The change in name for the Company is intended to signify, among other things, an expansion of the products and services beyond traditional title insurance to be developed and offered by the combined company following the Acquisition. LTIC, Commonwealth and Transnation will continue to operate under their current names for the foreseeable future.

         In connection with the consummation of the Acquisition, the Company amended its Articles of Incorporation to establish the Series B Preferred Stock. The provisions of the Series B Preferred Stock provide, among other things, that, in the event of certain defaults related primarily to the Company's combined ratio as it compares to comparable title insurance companies and the Company's claims-paying ability ratings, the size of the Company's Board of Directors will be increased by three directors and RIC will be entitled to designate three additional directors to fill the newly created seats. In addition, in the event of certain defaults related primarily to dividend payments on the shares of Series B Preferred Stock, the size of the Company's Board of Directors will be increased by three directors and RIC will be entitled to designate three additional directors to fill the newly created seats. Furthermore, if the Company defaults on any of its material debt obligations in excess of $15.0 million or the Company fails to pay the stated dividend on the Series B Preferred Stock on three occasions, whether or not consecutive, the Company must increase the size of the Board of Directors to allow additional directors to be designated by RIC such that the total number of directors designated by RIC will constitute a majority of the Board of Directors.

         In addition, the Company, RIC and Reliance entered into a Voting and Standstill Agreement dated February 27, 1998. The Voting and Standstill Agreement, among other things, (i) provides for the designation by RIC of three directors to be nominated and recommended for election to the Company's Board of Directors, (ii) prohibits RIC and Reliance and their affiliates from acquiring any additional shares of Common Stock or Series B Preferred Stock (except as permitted under the Voting and Standstill Agreement), (iii) requires that RIC and Reliance and their affiliates vote their shares of Common Stock in a certain manner depending upon the matter that is subject to a vote of the Company's shareholders, (iv) requires the sale of the 4,039,473 shares of Common Stock acquired by RIC within 6 1/2 years after the effective date of the resale registration statement for such shares (subject to extension as provided in the Voting and Standstill Agreement), (v) requires RIC, with respect to the 2,200,000 shares of Series B Preferred Stock received by RIC in the Acquisition and any shares of Common Stock received upon conversion of such shares of Series B Preferred Stock, to sell so many of the shares of Series B Preferred Stock or shares of Common Stock received upon conversion thereof held by it or its affiliates as is necessary to reduce the RIC Ownership Percentage (as defined below) to less than 20% of the Adjusted Outstanding Shares (as defined below) by not later than 8 1/2 years after the effective date of the registration statement for such shares (subject to extension as provided in the Voting and Standstill Agreement), (vi) restricts the ability of RIC and its affiliates to convert the shares of Series B Preferred Stock then held by them until all of the 4,039,473 shares of Common Stock (and certain additional shares that may be issued with respect to such shares) have been sold to persons that are not, at the time of the sale, conveyance or transfer, an affiliate of RIC, provided that such restriction shall not apply upon the occurrence of certain specified events set forth in the Voting and Standstill Agreement, and (vii) prohibits the knowing transfer of any of the Acquisition Shares to any person or group if, as a result of such transfer, such person or group would have beneficial ownership of Common Stock representing in the aggregate more than 9.9% of the issued and outstanding shares of Common Stock (subject to exceptions set forth in the Voting and Standstill Agreement). On February 27, 1998, the Company increased the size of the Board of Directors from 10 to 14 and elected Herbert Wender, Robert M. Steinberg, Lowell C. Freiberg and George E. Bello as directors of the Company.

         "RIC Ownership Percentage" means, at any time, the percentage of the Adjusted Outstanding Shares that is beneficially owned in the aggregate by RIC and its affiliates. "Adjusted Outstanding Shares" means, at any time and with respect to the determination of the RIC Ownership Percentage as it relates to RIC and its affiliates, the total number of shares of Common Stock then issued and outstanding together with the total number of shares of Common Stock not then issued and outstanding that would be outstanding if (x) all then existing shares of Series B Preferred Stock had been converted and (y) all then existing warrants and options exercisable into shares of Common Stock had been exercised (other than underwriters' over-allotment options and stock options granted under benefit plans of the Company or any of its affiliates), but excluding any rights that may be exercisable under the Company's shareholder rights plan. As of February 27, 1998, the 4,039,473 shares of Common Stock acquired by RIC at the closing of the Acquisition represented approximately 26.8% of the issued and outstanding shares of Common Stock as of that date, the RIC Ownership Percentage was 44.6%, the Adjusted Outstanding Shares was 19,869,154 and the total number of shares of Common Stock issued and outstanding was 15,044,593.

         Finally, the Company and RIC entered into a Registration Rights Agreement on February 27, 1998. Pursuant to the Registration Rights Agreement, the Company filed two registration statements with the Securities and Exchange Commission (the "Commission") to register, under the Securities Act of 1933, as amended, the resale of (i) the 4,039,473 shares of the Company's Common Stock issued to RIC in the Acquisition, (ii) the 2,200,000 shares of the Series B Preferred Stock issued to RIC in the Acquisition and (iii) the 4,824,561 shares of Common Stock that RIC may acquire upon conversion of the Series B Preferred Stock. Such registration statements became effective on February 27, 1998. The Registration Rights Agreement requires the Company to use its best efforts to maintain the effectiveness of such registration statements for specified time periods.

         A copy of the Series B Preferred Stock designation was included as an exhibit to the Company's Form 8-A registration statement filed with the Commission on February 27, 1998. Copies of the Voting and Standstill Agreement and the Registration Rights Agreement are filed herewith as exhibits to this Annual Report on Form 10-K.

         The Company continually assesses the growth potential for its business in its existing markets as well as those markets in which it is not currently participating. The Company expects that it will continue to evaluate acquisitions of small to medium-size title insurance agencies and underwriters. Through acquisitions of independent agencies with a track record of profitability and the prospect of growth in the future, the Company can expand revenues while increasing its profit margins and control over the acquired agencies. In assessing the acquisition of an underwriter, the Company reviews, among other factors, the underwriter's profitability, location, growth potential in its existing market, claims experience and adequacy of its reserves.

Business of Commonwealth/Transnation

         General. Commonwealth was founded as a title insurance company in 1876 and was incorporated in the Commonwealth of Pennsylvania on April 1, 1944. Commonwealth is licensed by the insurance departments of 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Transnation was incorporated as an insurance company in the State of Arizona on September 15, 1992. Transnation is the successor by merger to Transamerica Title Insurance Company, a California corporation incorporated on March 26, 1910. The current name of the corporation was adopted on September 20, 1995. Transnation is licensed by the insurance departments of 40 states and the District of Columbia.

         Commonwealth and Transnation, and their respective subsidiaries and divisions, provide a complete range of title and closing services through an extensive network of more than 4,000 policy-issuing locations nationwide, including  branch  offices,  independent  agents,  and approved  attorneys.  The
National Title Services division of Commonwealth/Transnation provides specialized title services for large and multi-state commercial transactions. In addition to its nationwide title insurance operations, Commonwealth/Transnation offers a full range of residential real estate services to the national mortgage lending community through its Commonwealth OneStop(R) network. Commonwealth OneStop(R) provides (i) appraisal management services through the CLT Appraisal Services, Inc. subsidiary, (ii) title insurance services through the National Residential Title Services division, (iii) employee relocation and property disposition services through Commonwealth Relocation Services, Inc., (iv) appraisal information systems through the Day One, Inc. subsidiary and (v) additional services through independent service providers.

         National Title Services Division. The National Title Services division of Commonwealth/Transnation, with thirteen (13) offices located in major metropolitan areas nationwide, delivers complete customized title insurance packages for large commercial, multi-site and interstate real estate transactions. The division consists of numerous title insurance and real estate professionals that comprise an entire network of national branch offices and agents. Expertise on the local level provides the division with a full understanding of varying real estate customs and requirements.

         Commonwealth OneStop(R). Through the Commonwealth OneStop(R) operation, based in Wayne, Pennsylvania, Commonwealth/Transnation provides national and regional lenders with a full range of residential closing services. Lenders can obtain all of the services necessary to complete residential real estate transactions through a single point of contact. Such services are easily accessible through Electronic Data Interchange ("EDI"), by facsimile or through COSMOS - Commonwealth/Transnation's electronic mail ordering system. COSMOS offers lenders that have not yet converted to the EDI standard an opportunity to place their orders electronically. The key services on the Commonwealth OneStop(R) network are appraisal management services through CLT Appraisal Services, Inc. and title insurance services through the National Residential Title Services division.

         CLT Appraisal Services, Inc. CLT Appraisal Services, Inc. provides the mortgage lending industry with appraisal services through state-of-the-art technology. A nationwide network of independent licensed or certified fee appraisers provides unbiased, third-party opinions from experienced professionals with knowledge of their local markets. Through a customized computer interface, telephone or facsimile, branch offices can communicate with the national processing center in Wayne, Pennsylvania, which handles all aspects of the process from order placement to status reporting and delivery. Appraisers are screened before being admitted to the network, and they must meet certain standards in education, training, licensing and experience.

         National Residential Title Services Division. In connection with technological advancements that allow real estate transactions to close quickly, the National Residential Title Services division provides lenders with a single point of contact for a full range of residential title services. The service of this division extends to Commonwealth/Transnation's entire network of more than 4,000 policy-issuing locations nationwide, including branch offices, independent agents and approved attorneys. National Residential Title Services provides lenders with the convenience of one-stop shopping and the flexibility of setting up procedures that meet with their individual requirements.

         Commonwealth Relocation Services, Inc. Commonwealth Relocation Services, Inc. ("CRS") is a full-service national relocation management company. CRS provides complete, diversified services that seek to keep relocation activities and costs under control. Founded in 1967, CRS is one of the oldest firms in the relocation business.

         Day One, Inc. Day One, Inc. is a supplier of software for the appraisal and property inspection industry.

         The National 1031 Exchange Corporation. The National 1031 Exchange Corporation serves as an independent, third party advisor to facilitate tax-deferred real property exchanges under Section 1031 of the Code.


ITEM 2.  PROPERTIES

         The Company conducts its business operations primarily in leased office space. Lawyers Title leases approximately 83,300 square feet of office space for its corporate headquarters in Richmond, Virginia. This lease expires on September 30, 2000. At December 31, 1997, the Company has numerous other leases for its branch offices and subsidiaries throughout the states in which it operates. In addition, it owns several properties which in aggregate are not material to its business taken as a whole.

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

         On February 23, 1998, the Company entered into an Agreement Containing Consent Order (the "Consent Order") with the Federal Trade Commission (the "FTC"). The Consent Order requires that the Company divest, within six months from the date of the Consent Order, either the rights, title and interest held by the Company prior to consummation of the Acquisition or the rights, title and interest held by Reliance prior to consummation of the Acquisition of all title plants serving each of 12 localities named in the Consent Order. Seven of such localities are in Florida, three are in Michigan, and one each is in Washington, D.C., and St. Louis, Missouri. The Consent Order further requires that the Company divest all user or access agreements pertaining to each divested title plant. In addition, the Company cannot acquire, without prior notice to the FTC, any interest in a title plant in any of the named localities for a period of 10 years following the date of the Consent Order. The Company believes that the divestitures will not result in a material loss nor will such divestitures have a material effect on future operations due to the Company's access to other title plants in these markets.

         The Company believes that its properties are maintained in good operating condition and are suitable and adequate for its purposes at current sales levels.


ITEM 3.  LEGAL PROCEEDINGS

         The Company and its subsidiaries are involved in certain litigation arising in the course of their businesses, some of which involve claims of substantial amounts. Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company believes, based on current knowledge, that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the persons who serve as executive officers of the registrant, their ages and positions as of March 16, 1998, and their business experience during the prior five years. There are no family relationships between any of such persons and any director, executive officer, or person nominated to become a director or executive officer.

           Name                     Age                                Office and Experience
           ----                     ---                                ---------------------

Charles H. Foster, Jr.              55     Chairman  and  Chief  Executive  Officer  of the  Company  since
                                           October  1991.  Mr.  Foster also  serves as  Chairman  and Chief
                                           Executive  Officer of Lawyers  Title, a position he has held for more than five years.

Herbert Wender                      60     Vice - Chairman and Chief Operating Officer of the Company since
                                           February  27,  1998.  Mr.  Wender also  serves as  Chairman  and
                                           Chief  Executive   Officer  of  Commonwealth   and  Transnation,
                                           positions he has held for more than five years.

Janet A. Alpert                     51     President of the Company since January 1993.  Ms.  Alpert served as Chief Operating Officer of the Company from  January  1993 to
                                           February   1998.   She  also  serves  as  President   and  Chief
                                           Operating  Officer of  Lawyers  Title,  a position  she has held for more than five years.

Jeffrey A. Tischler                 41     Executive   Vice   President,   Chief   Financial   Officer  and
                                           Treasurer of the Company since February 27, 1998.  Mr.  Tischler
                                           also  serves  as  Executive  Vice  President,   Chief  Financial
                                           Officer  and   Administrative   Officer  of   Commonwealth   and
                                           Transnation,   positions  he  has  held  since  May  1997.   Mr.
                                           Tischler  served as Senior Vice  President  and Chief  Financial
                                           Officer of  Commonwealth  and  Transnation  from January 1994 to
                                           April  1997,  and as Vice  President -  Financial  Planning  and
                                           Analysis of Reliance  Group  Holdings,  Inc. from September 1993 to January 1994.

John M. Carter                      42     Executive  Vice  President - Law and Employee  Relations of  the
                                           Company since February 27, 1998.  Mr. Carter served as Assistant
                                           Secretary of the Company from  February  1995 to February  1998.
                                           He also  serves  as Senior  Vice  President  - Law and  Employee
                                           Relations of Lawyers  Title,  a position he has held since April
                                           1997.  Mr. Carter served as Vice  President,  General  Corporate
                                           Counsel  and  Secretary  of  Lawyers  Title  from  1994 to April
                                           1997,  and as Vice  President,  Corporate  Counsel and Secretary
                                           of Lawyers Title from 1992 to 1994.



         Name                    Age                          Office and Experience
         ----                    ---                          ---------------------


George William Evans                43     Executive Vice President - Information Technology of the Company
                                           since  February  27, 1998.  Mr.  Evans served as Vice  President and  Treasurer  of the  Company  from  October  1991 to February
                                           1998.   He  also   serves  as  Senior  Vice   President,   Chief
                                           Financial  Officer and  Treasurer of Lawyers  Title,  a position he has held for more than five years.

Russell W. Jordan, III              57     Senior Vice  President,  General  Counsel and  Secretary  of the
                                           Company   since   February  27,  1998.   Mr.  Jordan  served  as
                                           Secretary  and General  Counsel of the Company from October 1991 to February  1998.  He also serves as Senior Vice  President and
                                           General  Counsel of Lawyers  Title,  a position  he has held for more than five years.

John R. Blanchard                   49     Senior  Vice  President  - Corporate  Controller  of the Company
                                           since February 27, 1998.  Mr.  Blanchard served as Controller of the Company from February 1992 to February 1998.  He also serves as Senior  Vice  President  -  Controller  of Lawyers  Title,  a
                                           position he has held for more than five years.

Christopher L. Rosati               38     Senior Vice  President -  Operations  Controller  of the Company
                                           since  February  27,  1998.  Mr.  Rosati  also  serves  as  Vice
                                           President  and  Controller  of  Commonwealth   and  Transnation,
                                           positions  he has held since March 1996.  Mr.  Rosati  served as
                                           Vice  President and Assistant  Controller  of  Commonwealth  and
                                           Transnation from 1992 to March 1996.

H. Randolph Farmer                  59     Senior  Vice  President  -  Corporate   Communications   of  the
                                           Company  since  February  27,  1998.  Mr.  Farmer also serves as
                                           Senior  Vice  President  -  Communications  and  Advertising  of
                                           Lawyers Title, a position he has held for more than five years.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

         Effective March 2, 1998, the Common Stock of the Company began trading on the New York Stock Exchange ("NYSE") under the symbol "LFG." From October 1995 through February 1998, the Common Stock traded on the NYSE under the symbol "LTI."

         The following table sets forth the reported high and low sales prices per share of the Common Stock on the NYSE Composite Tape, based on published financial sources, and the dividends per share declared on the Common Stock for the calendar quarter indicated.

                                           Market Price             Dividends
                                           ------------             ---------

                                     High               Low
                                     ----               ---
Year Ended December 31, 1996
   First quarter                    $19.13             $16.63          $0.05
   Second quarter                    19.88              16.00           0.05
   Third quarter                     22.38              17.38           0.05
   Fourth quarter                    21.75              17.63           0.05

Year Ended December 31, 1997
   First quarter                    $23.75             $19.00          $0.05
   Second quarter                    21.13              16.75           0.05
   Third quarter                     33.69              18.00           0.05
   Fourth quarter                    33.38              29.13           0.05

         As of March 16, 1998, there were approximately 2,472 shareholders of record of the Company's Common Stock.

         The Company's current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends to holders of Common Stock will be in the discretion of the Board of Directors, will be subject to contractual restrictions contained in a Company loan agreement, as described below, and will be dependent upon the future earnings, financial condition and capital requirements of the Company and other factors.

         Because the Company is a holding company, its ability to pay dividends will depend largely on the earnings of, and cash flow available from, its subsidiaries. In a number of states, certain of the Company's insurance subsidiaries are subject to regulations that require minimum amounts of statutory surplus. Under these and other such statutory regulations, the net assets of the Company's consolidated subsidiaries at December 31, 1997 aggregating approximately $276.0 million were not available for dividends, loans or advances to the Company at that date.

         Certain of the Company's insurance subsidiaries are also subject to state regulations that require that the payment of any extraordinary dividends receive prior approval of the insurance regulators of such states. Specifically, the insurance regulations of Virginia restrict the amount of dividends that Lawyers Title can distribute to the Company in any twelve month period without prior approval. Under Virginia law, payment of dividends or distributions by a domestic insurer in any twelve month period without the prior approval of the Virginia Bureau of Insurance is limited to the lesser of: (i) 10% of such insurer's surplus as of the preceding December 31; or (ii) the net income, not including realized capital gains, of such insurer for the preceding calendar year. Accordingly, based on statutory financial results for the year ended

December 31, 1997, the payment of dividends by Lawyers Title to the Company over any twelve month period that ends in calendar year 1998 is limited to $16.4 million without prior approval. Based on the amounts that had been distributed in the preceding twelve month period, as of December 31, 1997, approximately $14.1 million was available for the payment of dividends by Lawyers Title pursuant to the insurance regulations of Virginia.

         In a number of states, Commonwealth and Transnation are subject to regulations that require minimum amounts of statutory surplus. Under these and other such statutory regulations, the net assets of Commonwealth and Transnation on a combined basis at December 31, 1997 aggregating approximately $242.5 million were not available for dividends, loans or advances.

         Commonwealth and Transnation are subject also to state regulations that require that the payment of any extraordinary dividends receive prior approval of the insurance regulators of such states. Specifically, the insurance regulations of Arizona and Pennsylvania restrict the amount of dividends that Transnation and Commonwealth, respectively, can distribute to the Company in any twelve month period without prior approval. Under Arizona law, payment of dividends or distributions by a domestic insurer in any twelve month period without prior approval of the Arizona Department of Insurance is limited to the lesser of : (i) 10% of such insurer's surplus as of the preceding December 31; or (ii) such insurer's net investment income for the preceding calendar year. Under Pennsylvania law, payment of dividends or distributions by a domestic insurer in any twelve month period without the prior approval of the Pennsylvania Department of Insurance may not exceed the greater of: (i) 10% of such insurer's surplus as of the preceding year end; or (ii) the net income of such insurer for such preceding year. Accordingly, based on statutory financial results for the year ended December 31, 1997, payment of dividends by Commonwealth and Transnation to the Company over any twelve month period that ends in calendar year 1998 is limited to an aggregate amount of $39.4 million without prior approval. Based on the amounts that had been distributed in the preceding twelve month period, as of December 31, 1997, no additional amounts were currently available for the payment of dividends by Commonwealth or Transnation without prior regulatory approval.

         In addition to regulatory restrictions, the Company's ability to declare dividends is subject to restrictions under a Revolving Credit Agreement, dated as of November 7, 1997, between the Company and Bank of America National Trust and Savings Association, which generally limits the aggregate amount of all cash dividends and stock repurchases by the Company to 25% of its cumulative consolidated net income arising after December 31, 1996. As of December 31, 1997, approximately $6.5 million was available for the payment of dividends by the Company under the Revolving Credit Agreement. Management does not believe that the restrictions contained in the Revolving Credit Agreement will, in the foreseeable future, adversely affect the Company's ability to pay cash dividends at the current dividend rate.


ITEM 6.  SELECTED FINANCIAL DATA

         On February 25, 1993, the Company's Board of Directors declared a three-for-two split of its Common Stock to all shareholders of record on April 15, 1993. Accordingly, all common share, per common share and stock option data have been restated to reflect the stock split.

         The information set forth in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.


For the year ended
   December 31:                     1997             1996              1995             1994             1993
                                    ----             ----              ----             ----             ----

                                            (In thousands of dollars, except per common share amounts)

   Revenues...............         $639,099          $594,182           $482,832        $501,200         $504,109

   Net income.............           26,157            36,519             17,051           6,814           28,965

   Net income per
   common share...........             2.93              4.11               1.92            0.80             4.31

   Net income per
   common share
   assuming dilution......             2.84              4.01               1.89            0.79             4.22

   Dividends per
   common share...........             0.20              0.20               0.18            0.12              .06

At December 31:

   Total assets...........          554,693           520,968            475,843         453,259          438,140

   Shareholders'
   equity.................          292,404           262,168            238,385         203,323          201,161

       The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the Notes to the Consolidated Financial Statements beginning on page F-7.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

   Overview

         The Company reported improved operating earnings in 1997 and 1996. The Company's primary business is the insurance of titles to real property, which is greatly influenced by the real estate economy. During the three year period from 1995 to 1997, the Company benefited from the execution of three distinct portions of its business strategy. Operations were expanded through the acquisition of title insurance agents and underwriters, expenses were tightly monitored and controlled, and claims experience improved due to quality control efforts and an improved claims environment.

   Revenues

         The Company's operating revenues are dependent on overall levels of real estate activity, which are influenced by a number of factors including interest rates, access to capital, housing starts, housing resales and the general state of the economy. In addition, the Company's revenues are affected by the Company's sales and marketing efforts, its acquisition program and its strategic decisions based on the rate structure and claims environment in particular markets.

         Premiums and related fees are determined both by competition and by state regulation. Operating revenues from direct title operations are recognized at the time real estate transactions close, which is generally 60 to 90 days after the opening of a title order. Operating revenues from agents are recognized when the issuance of a policy is reported to the Company by an agent. Although agents generally report the issuance of policies on a monthly basis, heightened levels of real estate activity may slow this reporting process. This typically results in delays of 30 to 60 days from the closing of real estate transactions until the recognition of revenues from agents. As a result, there can be a significant lag between changes in general real estate activity and their impact on the Company's revenues.

         In addition to the premiums and related fees, the Company earns investment income from its portfolio of fixed-maturity and equity securities. Investment income includes dividends and interest as well as realized capital gains or losses on the portfolio. The Company regularly reexamines its portfolio strategies in light of changing earnings or tax situations. In the fourth quarter of 1996 the Company shifted its investment strategy, eliminating its investment in equity securities and beginning to move the majority of its investment portfolio into fixed-maturity securities. The repositioning of the portfolio eliminated the exposure of the regulated surplus of the Company's insurance subsidiaries to market fluctuations inherent in equity portfolios. Additionally, the commensurate increase in fixed-maturity securities increased the level of more stable, predictable interest income earned.

   Factors Affecting Profit Margins and Pre-Tax Profits

         The Company's profit margins are affected by several factors, including the volume of real estate activity, policy amount and the nature of real estate transactions. Volume is an important determinant of profitability because the Company, like any other title insurance company, has a significant level of fixed costs arising from personnel, occupancy costs and maintenance of title plants. Because premiums are based on the face amount of the policy, larger policies generate higher premiums although expenses of issuance do not necessarily increase in proportion to policy size. Profit margins are lower on refinancings than on sales due to premium discounts and higher cancellation rates generally experienced on refinancings. Cancellations affect profitability because costs incurred both in opening and in processing orders typically are not offset by fees.

         The Company's principal variable expense is commissions paid to independent agents. The Company regularly reviews the profitability of its agency revenues, adjusting commission levels or cancelling certain agents where profitability objectives are not being met and expanding operations where acceptable levels of profitability are available. The Company continually monitors its expense ratio (net of interest and goodwill), which is the sum of salaries and employee benefits, agency commissions and other expenses expressed as a percentage of operating revenues.

   Claims

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

         In the fourth quarter of 1996 the Company made a change from reporting policy and contract claims on a discounted to an undiscounted basis. This change was made to conform with industry practice and because it is considered preferable by rating agencies and investment analysts. The effect of the change for 1996 was to increase the provision for policy and contract claims by $76.0 million and decrease net income by $49.0 million and net income per share by $5.51 and net income per share assuming dilution by $5.38.

         In addition, during the fourth quarter of 1996 the Company changed its estimate of the ultimate net cost of all reported and unreported losses incurred through September 30, 1996 to reflect favorable experience. Under the Company's reserving methodology, the provision for losses on policies issued in each year is based on historical experience determined over a period of years. As a result, the very high incidence of losses on policies issued in the 1980's had the effect of pushing up the rate at which losses were provided in the 1990's. The early 1990's were also affected by a high volume of residential refinance business which time has proven is experiencing a lower incidence of losses. The Company began to see favorable development indications on the 1991-1994 policy years as those years began to develop some meaningful experience, i.e., 3-4 years. However, because title losses are paid over a long period of time and experience has shown that significant losses can be reported and paid more than 20 years out, the Company chose to proceed cautiously with respect to projecting its favorable experience over these early years to the projected ultimate losses for the subject policy years. The Company monitored development of these years very closely through 1995 and the first three quarters of 1996 and, while indications continued to be favorable for the 1991-1994 policy years, the Company as of September 30, 1996 did not believe that the limited development of those years was sufficient to justify a significant reduction in the projected ultimate losses for those years.

         In the fourth quarter of 1996, in connection with the performance of initial due diligence procedures related to the negotiation of the acquisition of Commonwealth and Transnation, the Company had the opportunity to see how the experience of these two major title underwriters compared to its own experience. The information gained from this experience along with extensive actuarial studies of the Company's book of business resulted in a determination that the projected ultimate losses for certain policy year business should be reduced to give greater weight to the favorable development on those years through December 31, 1996. The effect of the change in estimate was to decrease the provision for policy and contract claims by $78.0 million and increase net income by $50.7 million and net income per share by $5.70 and net income per share assuming dilution by $5.57.

         Both the change in reserve estimate and the change from discounting to not discounting reserves were contemplated by the Company as a result of the shift in the business that now reflects a higher amount of refinance transactions and an increase in frequency of housing resales.

         Because the change in accounting principle to no longer discount policy and contract claims is inseparable from the change in estimate, both have been accounted for as a change in estimate. Accordingly, the net effect of the two changes, a decrease of $2.0 million in the provision for policy and contract claims, has been included in operations for the fourth quarter of 1996. The above changes were both made to conform with general industry practice. The changes are included in the provision for policy and contract claims, and no prior amounts have been restated.

   Other Expenses

         The most significant components of other expenses are rent for office space, outside costs of title production, travel, communications and taxes levied by states on premiums.

   Seasonality

         Historically, real estate activity has been generally slower in the winter months with volumes showing significant improvements in the spring and summer months. The percentage of title orders closed to title orders opened is typically lower in the first six months than at year end because of this seasonal variance. See "Business - Seasonality, Backlog and Cyclicality." In recent years low levels of mortgage interest rates have caused fluctuations in real estate activity levels outside of the usual, seasonal pattern. The Company cannot predict whether or when the historical seasonal pattern of real estate activity will resume.

   Contingencies

         See "Item 3 - Legal Proceedings" for a discussion of pending legal proceedings.

Results of Operations

                  Comparison of Years Ended December 31, 1997,
                     December 31, 1996 and December 31, 1995

   Net Income

         Net income was $26.2 million in 1997, $36.5 million in 1996 and $17.1 million in 1995. The 1996 net income increase was attributable in part to capital gains resulting from a shift in the Company's investment portfolio from equities to fixed income securities, as discussed under "Investment Income" below. Net operating income (which excludes realized investment gains) was $26.3 million, $21.3 million, and $15.1 million in the fiscal years ended December 31, 1997, 1996 and 1995, respectively. The 1997 and 1996 increases reflected improved results from operations.

   Operating Revenues

         Operating revenues improved 11.7% to $622.8 million in 1997, compared to $557.8 million in 1996. This 1996 level was a 19.3% increase over the 1995 amount.

         The 1997 and 1996 results benefited from a favorable economic environment. The monthly average mortgage rate was 7.6% and 7.8% in 1997 and 1996, respectively, and this favorable economic environment led to increased levels of housing starts and housing resales in 1997 and 1996 compared to 1995. Business volumes for direct and agency business improved approximately 18% from 670,000 transactions in 1995 to 790,000 in 1996 and improved approximately 8% from 790,000 to 855,000 in 1997.

         The volume of orders for title insurance opened in the Company's direct operations increased 4.6% in 1997 and 14.2% in 1996 compared to the previous years.

   Investment Income

         Investment income decreased significantly to $16.3 million in 1997, compared to $36.4 million in 1996 after increasing from $15.5 million in 1995 to $36.4 million in 1996. The high level of investment income in 1996 was due primarily to capital gains of $23.4 million. Excluding these gains, the remaining components of investment income (dividends and interest) amounted to $17.1 million, $14.2 million and $14.0 million in 1997, 1996 and 1995, respectively.

         In the fourth quarter of 1996, the Company changed its investment strategy, selling a majority of its equity portfolio and beginning to move the proceeds into fixed-maturity securities. This sale resulted in capital gains of $17.4 million.

   Expenses

         Salaries and Employee Benefits. Personnel related expenses are a significant portion of total operating expenses in the title insurance industry. These expenses require management through the often rapidly changing conditions in the real estate economy. Salaries and employee benefits increased 8.8% in 1997 compared to 1996. This increase was largely tied to higher business volumes, which necessitated increased staffing levels to meet customer service demands, incentive increases and normal merit raises. The expense ratio improved in 1997 to 90.4% from 91.0% in 1996. Salaries and employee benefits increased 18.2% in 1996 over 1995, and the 1996 expense ratio decreased to 91.0% from 92.5% in 1995. In the fourth quarter of 1994, in response to a severe fall in order counts, a special staff and salary reduction program was implemented that lasted through the second quarter of 1995. On a same store basis, the Company reduced its overall headcount by approximately 24% from its peak level. Additionally, the Company effected salary reductions of up to 10% for a period of approximately six months. Operating revenue net of agents' commissions improved on a per employee basis to $105,000 in 1997 from $99,000 in 1996 and $87,000 in 1995.

         Agents' Commissions. Commissions paid to title insurance agents are the largest single expense incurred by the Company. The commission rate varies by geographic area in which the commission was earned. Commissions as a percentage of agency revenue were 75.0%, 74.2% and 73.9% in 1997, 1996 and 1995, respectively.

         General, Administrative and Other Expenses. The most significant components of other expenses are rent for office space, outside costs of title production, travel, communications and taxes levied by states on premiums. Portions of these expenses vary with the volume of business transacted by the Company.

         Provision for Policy and Contract Claims. The Company's claims experience has shown improvement in recent years. The loss ratio was 5.4%, 5.2% and 5.2% in 1997, 1996 and 1995, respectively. As previously discussed, the Company changed its method of reporting policy and contract claims in the fourth quarter of 1996. Claims paid as a percentage of operating revenues were 4.4%, 4.8% and 6.5% in 1997, 1996 and 1995, respectively.

   Income Taxes

         The Company pays U.S. federal and state income taxes based on laws in the jurisdictions in which it operates. The effective tax rates reflected in the income statement for 1997, 1996 and 1995 differ from the U.S. federal statutory rate principally due to non-taxable interest, dividend deductions, travel and entertainment and company-owned life insurance.

         At December 31, 1997 the Company had recorded gross deferred tax assets of $32.1 million related primarily to policy and contract claims and employee benefit plans. Substantially all of this deferred tax asset balance could be realized in the future through the reversal of existing temporary taxable differences. Accordingly, it is more likely than not that the income tax benefits will be realized for all of the temporary deductible differences existing at December 31, 1997.

         The Company reassesses the realization of deferred assets quarterly and, if necessary, adjusts its valuation allowance accordingly.

Liquidity and Capital Resources

         Cash provided by operating activities was $18.8 million, $33.2 million and $18.3 million for the fiscal years ended December 31, 1997, 1996 and 1995, respectively. In addition to $70.0 million of cash and invested cash on hand and $261.1 million of fixed-maturity securities at December 31, 1997, the Company had no long-term debt and maintained a $237.5 million working credit facility, of which $4.0 million was used at December 31, 1997.

         Historically, the Company has not maintained significant levels of debt. Upon closing the Acquisition (as described in Note 16 of the Notes to Consolidated Financial Statements), the Company incurred debt of $200.7 million under the credit facility and issued 2.2 million shares of Series B Preferred Stock. The Company estimates that servicing the debt and preferred stock will require approximately $20.0 million per year, which management expects to be funded largely from increased cash flow from operations resulting from the Acquisition. Additionally, management believes that these cash requirements will be partially offset by approximately $15.0 million of federal income tax benefits related to the tax deductibility of both interest expense, amortization of intangibles and amortization of tax reserve discount. In view of the historical ability of the Company and Commonwealth/Transnation to generate strong, positive cash flows, and the projected strong cash position and relatively conservative capitalization structure of the Company following consummation of the Acquisition, the Company believes that the Company will have sufficient liquidity and adequate capital resources to meet both its short- and long-term capital needs. Further, the Company expects to maintain approximately $30.0 million in unused credit facilities.

Emerging Issues

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or in the year 2000. The potential costs and uncertainties to companies in addressing this issue (the "Year 2000 issue") will depend on a number of factors, including their software and hardware and the nature of their industries. Companies must also coordinate with other entities with which they electronically interact, both domestically and globally, including suppliers, customers, creditors, borrowers and financial service organizations.

         The Company has closely examined the Year 2000 issue and the potential costs and consequences to the Company in addressing this issue. As part of its business and growth strategy, the Company is currently investing in new information technology, including the replacement of multiple independent personal computer systems throughout its direct operations with an upgraded centralized system, that is "Year 2000" compliant. The software for such new centralized system is being developed by Elliptus Software Solutions, Inc., a Lawyers Title subsidiary that develops and markets title and escrow production software. As development of such software is nearly complete, management believes that the remaining software development costs will not be material. Management estimates that the Company's investment in hardware for the project will total approximately $12.5 million over the next eighteen months. The Company is also communicating with third parties with which it does business to coordinate further action with respect to the Year 2000 issue. As a result, management believes that, with the replacement of certain computer systems as described above, the Year 2000 issue is not expected to have a material impact on the Company's operations and that the cost of the Company's addressing the Year 2000 issue is not a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future operating results or financial condition.

Forward-Looking and Cautionary Statements

         Certain information contained in this Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Among other things, these statements relate to the financial condition, results of operation and business of the Company. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in its reports to shareholders. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. These forward-looking statements involve certain risks and uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Further, any such statement is specifically qualified in its entirety by the following cautionary statements.

         In connection with the title insurance industry in general, factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include the following: (i) the costs of producing title evidence are relatively high, whereas premium revenues are subject to regulatory and competitive restraints; (ii) the amount of title insurance business available is influenced by housing starts, housing resales and commercial real estate transactions; (iii) real estate activity levels have historically been cyclical and are influenced by such factors as interest rates and the condition of the overall economy; (iv) the value of the Company's investment portfolio is subject to fluctuation based on similar factors; (v) the title insurance industry may be exposed to substantial claims by large classes of claimants; and (vi) the industry is regulated by state laws that require the maintenance of minimum levels of capital and surplus and that restrict the amount of dividends that may be paid by the Company's insurance subsidiaries without prior regulatory approval.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market capitalization on January 28, 1997 was less than $2.5 billion and therefore, pursuant to General Instruction 1 to Item 305 of Regulation S-K, the information otherwise required by this Item has not been included in this report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this Item is submitted in a separate section of this report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in the Company's independent accountants and no disagreements on accounting and financial disclosure that are required to be reported hereunder.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except as to certain information regarding executive officers included in Part I, the definitive proxy statement for the 1998 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.


ITEM 11. EXECUTIVE COMPENSATION

         The definitive proxy statement for the 1998 Annual Meeting of the Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

         The  definitive   proxy  statement  for  the  1998  Annual  meeting  of
Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The  definitive   proxy  statement  for  the  1998  Annual  Meeting  of
Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

         (a) (1), (2) and (3). The response to this portion of Item 14 is submitted as a separate section of this report.

         (b)      Reports on Form 8-K

                  Item 5

                  On November 20, 1997, the Registrant filed a Current Report on Form 8-K, dated November 17, 1997, reporting under Item 5 that the Company had entered into a Revolving Credit Agreement, dated November 7, 1997, with Bank of America National Trust and Savings Association, individually and as Administrative Agent for a syndicate of 11 other financial institutions, in an aggregate principal amount of up to $237.5 million, to finance the cash portion of the purchase price relating to the acquisition of Commonwealth and Transnation and for general corporate purposes.

                  On December 23, 1997, the Registrant filed a Current Report on Form 8-K, dated December 23, 1997, reporting under Item 5 that the Company had entered into an Amended and Restated Stock Purchase Agreement, dated December 11, 1997, with Lawyers Title, Reliance and RIC, and that in connection therewith the Company also had entered into a First Amendment to Amended and Restated Rights Agreement, dated December 11, 1997, with Wachovia Bank, N.A., as Rights Agent.

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


                                      LANDAMERICA FINANCIAL GROUP, INC.



                                      By:  /s/ Charles H. Foster, Jr.
                                           ------------------------------------
                                           Charles H. Foster, Jr.
March  27, 1998                            Chairman and Chief Executive Officer


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


                     Signature                                      Title                             Date
                     ---------                                      -----                             ----



         /s/ Charles H. Foster, Jr.                     Chairman and Chief Executive             March 27, 1998
-------------------------------------------                 Officer and Director
             Charles H. Foster, Jr.                     (Principal Executive Officer)



             /s/ Herbert Wender                   Vice-Chairman and Chief Operating Officer      March 27, 1998
-------------------------------------------                     and Director
                 Herbert Wender



             /s/ Janet A. Alpert                           President and Director                March 27, 1998
-------------------------------------------
                Janet A. Alpert



           /s/ Jeffrey A. Tischler                   Executive Vice President and Chief          March 27, 1998
-------------------------------------------                   Financial Officer
              Jeffrey A. Tischler                       (Principal Financial Officer)



          /s/ John R. Blanchard                       Senior Vice President - Corporate          March 27, 1998
-------------------------------------------                      Controller
               John R. Blanchard                       (Principal Accounting Officer)



        /s/ Theodore L. Chandler, Jr.                             Director                       March 27, 1998
-------------------------------------------
           Theodore L. Chandler, Jr.




             /s/ Michael Dinkins                                  Director                       March 27, 1998
-------------------------------------------
                Michael Dinkins


               /s/ James Ermer                                    Director                       March 27, 1998
-------------------------------------------
                  James Ermer



            /s/ John P. McCann                                    Director                       March 27, 1998
-------------------------------------------
                 John P. McCann



            /s/ John Garnett Nelson                               Director                       March 27, 1998
-------------------------------------------
              John Garnett Nelson



           /s/ Robert F. Norfleet, Jr.                            Director                       March 27, 1998
-------------------------------------------
            Robert F. Norfleet, Jr.



            /s/ Eugene P. Trani                                   Director                       March 27, 1998
-------------------------------------------
                Eugene P. Trani



           /s/ Marshall B. Wishnack                               Director                       March 27, 1998
-------------------------------------------
              Marshall B. Wishnack



            /s/ Robert M. Steinberg                               Director                       March 27, 1998
-------------------------------------------
              Robert M. Steinberg



           /s/ Lowell C. Freiberg                                 Director                       March 27, 1998
-------------------------------------------
               Lowell C. Freiberg



             /s/ George E. Bello                                  Director                       March 27, 1998
-------------------------------------------
                George E. Bello

                           ANNUAL REPORT ON FORM 10-K

                ITEM 8, ITEMS 14 (a)(1), (2) AND (3), (c) AND (d)

                        INDEX OF FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULES

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1997

                        LANDAMERICA FINANCIAL GROUP, INC.

                               RICHMOND, VIRGINIA

FORM 10-K ITEM 14 (a)(1), (2) AND (3)

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of LandAmerica Financial Group, Inc. and subsidiaries are included in Item 8:

                                                                            Page
                                                                            ----

Report of Independent Auditors...............................................F-1
Consolidated Balance Sheets, December 31, 1997 and 1996......................F-2
Consolidated Statements of Operations,
  Years Ended December 31, 1997, 1996 and 1995...............................F-4
Consolidated Statements of Cash Flows,
  Years Ended December 31, 1997, 1996 and 1995...............................F-5
Consolidated Statements of Changes in Shareholders'
  Equity, Years Ended December 31, 1997, 1996
  and 1995...................................................................F-6
Notes to Consolidated Financial Statements,
  December 31, 1997, 1996 and 1995...........................................F-7


The  following   consolidated   financial  statement  schedules  of  LandAmerica
Financial Group, Inc. and subsidiaries are included in Item 14(d):

  Schedule I                    Summary of Investments......................F-29
  Schedule II                   Condensed Financial Information of
                                  Registrant ...............................F-30



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
LandAmerica Financial Group, Inc.


We have audited the accompanying consolidated balance sheets of LandAmerica Financial Group, Inc. (formerly Lawyers Title Corporation) and subsidiaries as of December 31, 1997, and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LandAmerica Financial Group, Inc. and subsidiaries at December 31, 1997, and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 1996 the Company changed its method of accounting for policy and contract claims.



                                                           /s/ ERNST & YOUNG LLP

Richmond, Virginia
March 5, 1998

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31

(In thousands of dollars)


ASSETS                                               1997                1996
------                                               ----                 ----

INVESTMENTS (Note 3):
    Fixed maturities available-for-sale
      - at fair value (amortized cost:
      1997 - $250,295; 1996 - $214,875)            $261,112             $218,224
    Equity securities - at fair value
      (cost: 1997 - $887; 1996 - $930)                1,664                1,725
    Mortgage loans (less allowance for
      doubtful accounts: 1997 and
      1996 - $150)                                      448                  480
    Invested cash                                    34,420               71,626
                                                     ------               ------

        Total investments                           297,644              292,055

CASH                                                 35,629               23,997

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for
      doubtful accounts: 1997 - $1,083;
      1996 - $1,008)                                  5,911                6,657
    Premiums (less allowance for
      doubtful accounts: 1997 - $2,693;
      1996 - $2,197)                                 28,659               20,003
    Income tax recoverable                            2,392                   -
                                                     ------               ------

        Total notes and accounts receivable          36,962               26,660

PROPERTY AND EQUIPMENT - at cost (less
    accumulated depreciation and amortiza-
    tion: 1997 - $51,775; 1996 - $44,670)            21,896               21,959

TITLE PLANTS                                         48,984               48,536

GOODWILL (less accumulated amortiza-
    tion: 1997 - $14,507; 1996 - $12,393)            57,687               59,669

DEFERRED INCOME TAXES (Note 8)                       21,610               23,435

OTHER ASSETS                                         34,281               24,657
                                                     ------               ------


                                                   $554,693             $520,968
                                                   ========             ========

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31

(In thousands of dollars)


LIABILITIES                                     1997                1996
                                                ----                ----


POLICY AND CONTRACT CLAIMS
    (Notes 2 and 4)                           $202,477             $196,285

ACCOUNTS PAYABLE AND ACCRUED EXPENSES           47,922               47,211

FEDERAL INCOME TAXES                                -                 5,721

NOTES PAYABLE                                    6,994                5,036

OTHER                                            4,896                4,547
                                              --------             --------

        Total liabilities                      262,289              258,800
                                              --------             --------

COMMITMENTS AND CONTINGENCIES
    (Notes 11, 12 and 13)

SHAREHOLDERS' EQUITY (Notes 6 and 7)

Preferred stock, no par value,
    authorized 5,000,000 shares, none
    issued or outstanding                           -                    -

Common stock, no par value, authorized
    45,000,000 shares, issued and
    outstanding, 8,964,633 in 1997 and
    8,889,791 in 1996                          168,066              167,044

Unrealized investment gains (less
    related deferred income tax
    expense  of $4,058 in 1997 and
    $1,450 in 1996)                              7,536                2,694

Retained earnings                              116,802               92,430
                                             ---------           ----------

        Total shareholders' equity             292,404              262,168
                                             ---------            ---------

                                              $554,693             $520,968
                                              ========             ========


See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31

(In thousands of dollars except per common share amounts)


                                       1997             1996           1995
                                       ----             ----           ----

REVENUES
    Premiums (Note 5)              $   504,024     $   456,377     $  385,871
    Title search and escrow            118,757         101,381         81,490
    Investment income - net
      (Note 3)                          16,318          36,424         15,471
                                   -----------     -----------     ----------

                                       639,099         594,182        482,832
                                   -----------     -----------     ----------
EXPENSES (Notes 4, 10 and 11)
    Salaries and employee
      benefits                         200,488         184,274        155,920
    Agents' commissions                218,358         192,590        167,031
    Provision for policy and
      contract claims                   33,749          29,211         24,297
    General, administrative and
      other                            146,035         132,567        111,724
                                   -----------     -----------     ----------

                                       598,630         538,642        458,972
                                   -----------     -----------     ----------

INCOME BEFORE INCOME TAXES              40,469          55,540         23,860

INCOME TAX EXPENSE (BENEFIT)
    (Note 8)
    Current                             15,316          20,320          3,628
    Deferred                            (1,004)         (1,299)         3,181
                                   -----------     -----------     ----------

                                        14,312          19,021          6,809
                                   -----------     -----------     ----------

NET INCOME                         $    26,157     $    36,519     $   17,051
                                   ===========     ===========     ==========

NET INCOME PER COMMON SHARE        $      2.93     $      4.11     $     1.92

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING        8,924,013       8,888,310      8,885,191

NET INCOME PER COMMON SHARE
    ASSUMING DILUTION              $      2.84     $      4.01     $     1.89

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING
    ASSUMING DILUTION                9,223,670       9,101,930      9,038,948

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31

(In thousands of dollars)

                                                       1997           1996         1995
                                                       ----           ----         ----
Cash flows from operating activities:
    Net income                                       $ 26,157     $  36,519     $ 17,051
        Depreciation & amortization                    10,527         9,927        8,108
        Amortization of bond premium                      507           722        1,087
        Realized investment gains                        (127)      (23,430)      (2,966)
        Deferred income tax                            (1,004)       (1,299)       3,181
        Change in assets & liabilities, net
          of businesses acquired:
           Notes receivable                               746           -            -
           Premiums receivable                         (8,656)       (1,419)        (620)
           Income taxes receivable/payable             (8,113)        6,061        3,810
           Policy & contract claims                     6,192         2,494       (5,905)
           Accounts payable and accrued
               expenses                                   711         5,772       (3,043)
           Cash surrender value of life
               insurance                               (9,877)       (3,148)      (3,231)
           Other                                        1,757         1,013          811
                                                     --------     ---------     --------
    Net cash provided by
        operating activities                           18,820        33,212       18,283
                                                     --------     ---------     --------
Cash flows from investing activities:
    Purchase of property & equipment, net              (8,892)       (8,612)      (5,369)
    Purchase of businesses, net of
        cash acquired                                     -          (2,320)      (8,026)
    Cost of investments acquired:
        Fixed maturities - available-for-sale         (96,634)     (115,731)     (76,131)
        Equity securities                                 -         (34,815)     (40,103)
    Proceeds from investment sales or maturities:
        Fixed maturities - available-for-sale          60,884        79,324       75,985
        Equity securities                                  43       100,533       45,975
    Other                                                  32         1,443          206
                                                     --------     ---------     --------
    Net cash provided by (used in) investing
        activities                                    (44,567)       19,822       (7,463)
                                                     --------     ---------     --------

Cash flows from financing activities:
    Proceeds of cash surrender value loan                 -           3,891        3,673
    Dividends paid                                     (1,785)       (1,778)      (1,599)
    Increase (decrease) in notes payable                1,958          (171)      (4,236)
                                                     --------     ---------     --------
    Net cash provided by (used in)
        financing activities                              173         1,942       (2,162)
                                                     --------     ---------     --------
    Net increase (decrease) in cash and
        invested cash                                 (25,574)       54,976        8,658
Cash and invested cash at beginning of year            95,623        40,647       31,989
                                                     --------     ---------     --------
Cash and invested cash at end of year                $ 70,049     $  95,623     $ 40,647
                                                     ========     =========     ========

See Notes to Consolidated Financial Statements

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(In thousands of dollars)

                                                                                                  Receivable
                                                                           Net                       from        Total
                                                                        Unrealized    Retained     Employee      Share-
                                                    Common Stock          Gains       Earnings      Benefit      holders'
                                                Shares        Amount     (Losses)     (Deficit)      Plan        Equity
                                                ------        ------     --------     ---------      ----        ------


BALANCE - December 31, 1994                    8,884,511     $166,991    $ (4,898)    $  42,237     $(1,007)    $ 203,323

Net Income                                           -            -           -          17,051         -          17,051
Stock options and incentive plans (Note 6)         1,500           15         -             -           -              15
Repayment from employee benefit plan                 -            -           -             -           852           852
Net unrealized gains                                 -            -        18,743           -           -          18,743
Dividends ($.18/share)                               -            -           -          (1,599)        -          (1,599)
Other                                                (20)         -           -             -           -             -
                                              ----------     --------    --------     ---------     -------     ---------

BALANCE - December 31, 1995                    8,885,991      167,006      13,845        57,689        (155)      238,385

Net Income                                           -            -           -          36,519         -          36,519
Stock option and incentive plans (Note 6)          3,800           38         -             -           -              38
Repayment from employee benefit plan                 -            -           -             -           155           155
Net unrealized losses                                -            -       (11,151)          -           -         (11,151)
Dividends ($.20/share)                               -            -           -          (1,778)        -          (1,778)
                                              ----------     --------    --------     ---------     -------     ---------

BALANCE - December 31, 1996                    8,889,791      167,044       2,694        92,430         -         262,168

Net Income                                           -            -           -          26,157         -          26,157
Stock option and incentive plans (Note 6)         74,842        1,022         -             -           -           1,022
Net unrealized gains                                 -            -         4,842           -           -           4,842
Dividends ($.20/share)                               -            -           -          (1,785)        -          (1,785)
                                              ----------     --------    --------     ---------     -------     ---------

BALANCE - December 31, 1997                    8,964,633     $168,066    $  7,536     $ 116,802 $       -       $ 292,404
                                              ==========     ========    ========     =========     =======     =========

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

(In thousands of dollars except per common share amounts)




1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying consolidated financial statements of LandAmerica Financial Group, Inc. (formerly Lawyers Title Corporation) (the "Company") and its wholly owned subsidiaries have been prepared in conformity with generally accepted accounting principles ("GAAP") which, as to the insurance company subsidiaries, differ from statutory accounting practices prescribed or permitted by regulatory authorities.

         Organization

         The Company is engaged principally in the title insurance business. Title insurance policies are insured statements of the condition of title to real property, showing ownership as indicated by public records, as well as outstanding liens, encumbrances and other matters of record and certain other matters not of public record. Lawyers Title's business results from commercial real estate activity, resales and refinancings of residential real estate and construction and sale of new housing. The Company conducts its business on a national basis through a network of branch and agency offices with approximately 44.0% of consolidated premium revenue generated in the states of Texas, Florida, California and Pennsylvania.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts and operations, after intercompany eliminations, of LandAmerica Financial Group, Inc., and its wholly owned subsidiaries, principally Lawyers Title Insurance Corporation.

         Investments

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

(In thousands of dollars except per common share amounts)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Title Plants

         Title plants consist of title records relating to a particular region and are generally stated at cost. Expenses associated with current maintenance, such as salaries and supplies, are charged to expense in the year incurred. The costs of acquired title plants and the building of new title plants, prior to the time that a plant is put into operation, are capitalized. Properly maintained title plants are not amortized because there is no indication of diminution in their value.

         Goodwill

         The excess of cost over fair value of net assets of businesses acquired (goodwill) is amortized on a straight-line basis over 40 years.

         Long-Lived Assets

         In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews identifiable intangibles, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present, the Company estimates the future cash flows expected to be generated from the use of those assets and their eventual disposal. The Company would recognize an impairment loss if the future cash flows were less than the carrying amount.

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

(In thousands of dollars except per common share amounts)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Policy and Contract Claims

         Liabilities for estimated losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 1997. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the reserves for losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

         Income Taxes

         Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits are more likely than not.

         Escrow and Trust Deposits

         As a service to its customers, the Company administers escrow and trust deposits which amounted to approximately $436,000 and $444,000 at
         December 31, 1997 and 1996, respectively, representing undisbursed amounts received for settlements of mortgage loans and indemnities against specific title risks. These funds are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets.

         Deferred Land Exchanges

         Through several non-insurance subsidiaries the Company facilitates tax-free property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. Acting as a qualified intermediary, the Company holds the sale proceeds from sales transactions until a qualifying acquisition occurs, thereby assisting its customers in deferring the recognition of taxable income. At December 31, 1997 and 1996, the Company was holding $167,000 and $261,000, respectively, of such proceeds which are not considered assets of the Company and are, therefore, excluded from the accompanying consolidated balance sheets.

         Statement of Cash Flows

         For purposes of the statement of cash flows, invested cash is considered a cash equivalent. Invested cash includes all highly liquid investments with a maturity of three months or less when purchased.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

(In thousands of dollars except per common share amounts)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Earnings per Common Share

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

         Fair Values of Financial Instruments

         The carrying amounts reported in the balance sheet for invested cash and short-term investments approximate those assets' fair values. Fair values for investment securities are based on quoted market prices. The Company has no other material financial instruments.

         Stock Based Compensation

         The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants.

         Reclassifications

         Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

2.       ACCOUNTING CHANGE

         In the fourth quarter of 1996 the Company made a change from reporting policy and contract claims on a discounted to an undiscounted basis. This change was made to conform with industry practice and because it is considered preferable by rating agencies and analysts. The effect of the change for 1996 was to increase the provision for policy and contract claims by $76 million and decrease net income by $49 million and net income per share by $5.51 and net income per share assuming dilution by $5.38.

         In addition, during the fourth quarter of 1996 the Company determined that the trend of favorable loss experience which has emerged over the past few years could be relied upon and the Company changed its estimate of the ultimate net cost of all reported and unreported losses incurred through September 30, 1996 to reflect this favorable experience. The effect of the change in estimate was to decrease the provision for policy and contract claims by $78 million and to increase net income by $50.7 million and net income per share by $5.70 and net income per share assuming dilution by $5.57.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

(In thousands of dollars except per common share amounts)

2.       ACCOUNTING CHANGE (Continued)

         Because the change in accounting principal to no longer discount policy and contract claims is inseparable from the change in estimate, both have been accounted for as a change in estimate. Accordingly, the net effect of the two changes, a decrease of $2.0 million in the provision for policy and contract claims, was included in operations for the fourth quarter of 1996 and no prior amounts have been restated. The above changes were both made to conform with general industry practice.

3.       INVESTMENTS

         The amortized cost and estimated fair value of investments in fixed maturities at December 31, 1997, and 1996 were as follows:

                                                                       1997
                                     ---------------------------------------------------------------------------
                                                              Gross             Gross               Estimated
                                        Amortized           Unrealized        Unrealized               Fair
                                           Cost               Gains             Losses                Value
                                           ----               -----             ------                -----

         U.S. Treasury
          securities and
          obligations of
          U.S. Government
          corporations
          and agencies                   $ 55,359             $ 4,241             $ 8                 $ 59,592

         Obligations of
          states and
          political
          subdivisions                     96,493               3,737               7                  100,223

         Fixed maturities
          issued by foreign
          governments                         347                  40               -                      387

         Public utilities                   4,586                  95               -                    4,681

         Corporate
           securities                      73,814               2,165              38                   75,941

         Mortgage backed
           securities                      19,696                 598               6                   20,288
                                           ------                 ---               -                   ------


         Fixed maturities
           available-for-sale            $250,295             $10,876             $59                 $261,112
                                         ========             =======             ===                 ========


LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

(In thousands of dollars except per common share amounts)



3.       INVESTMENTS (Continued)

                                                                       1996
                                     ---------------------------------------------------------------------------
                                                              Gross             Gross              Estimated
                                        Amortized           Unrealized        Unrealized               Fair
                                           Cost               Gains             Losses                Value
                                           ----               -----             ------                -----

         U.S. Treasury
          securities and
          obligations of
          U.S. Government
          corporations
          and agencies                   $ 62,206              $1,709             $547            $ 63,368

         Obligations of
          states and
          political
          subdivisions                     76,203               1,065              143              77,125

         Fixed maturities
          issued by foreign
          governments                         345                  38                -                 383

         Public utilities                   4,550                  24               17               4,557

         Corporate
           securities                      61,195               1,364              147              62,412

         Mortgage backed
           securities                      10,376                  79               76              10,379
                                        ---------            --------           ------          ----------

         Fixed maturities
           available-for-sale            $214,875              $4,279             $930            $218,224
                                         ========              ======             ====            ========


         The amortized cost and estimated fair value of fixed-maturity securities at December 31, 1997 by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                   Estimated
                                                 Amortized           Fair
                                                   Cost              Value
                                                   ----              -----

         Due in one year or less               $    5,069         $    5,071

         Due after one year through
           five years                              72,363             74,058

         Due after five years through
           ten years                               97,130            100,925

         Due after ten years                       56,037             60,770

         Mortgage backed securities                19,696             20,288
                                                 --------           --------

                                                 $250,295           $261,112
                                                 ========           ========


         Earnings on investments and net realized gains for the three years ended December 31, follow:

                                         1997            1996            1995
                                       --------        --------        --------


         Fixed maturities              $ 15,572        $ 12,453        $ 11,283
         Equity securities                    2             692             916
         Invested cash and other
           short-term investments         1,503             979           1,587
         Mortgage loans                      18              88             170
         Net realized gains                (236)         23,371           2,970
                                       --------        --------        --------

         Total investment income         16,859          37,583          16,926

         Investment expenses               (541)         (1,159)         (1,455)
                                       --------        --------        --------

             Net investment income     $ 16,318        $ 36,424        $ 15,471
                                       ========        ========        ========


         Realized and unrealized gains (losses) representing the change in difference between fair value and cost (principally amortized cost for fixed maturities) on fixed maturities and equity securities for the three years ended December 31, are summarized below:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

(In thousands of dollars except per common share amounts)



3.       INVESTMENTS (Continued)

                                                                     Change in
                                                   Realized          Unrealized
                1997
                  Fixed maturities                $    127             $  7,468
                  Equity securities                   (363)                 (18)
                                                  --------             --------

                                                  $   (236)            $  7,450
                                                  ========             ========

                1996
                   Fixed maturities               $    (50)            $( 4,739)
                   Equity securities                23,421              (12,418)
                                                  --------             --------

                                                  $ 23,371             $(17,157)
                                                  ========             ========

                1995
                   Fixed maturities               $   (120)            $ 16,920
                   Equity securities                 3,090               11,916
                                                  --------             --------

                                                  $  2,970             $ 28,836
                                                  ========             ========


         Gross unrealized gains and (losses) relating to investments in equity securities were $830 and $(53) at December 31, 1997.

         Proceeds from sales of investments in fixed maturities, net of calls or maturities during 1997, 1996 and 1995 were $58,360, $67,425 and
         $73,339, respectively. Gross gains of $265, $502 and $422 in 1997, 1996 and 1995, respectively, and gross losses of $137, $552 and $542 in 1997, 1996 and 1995, respectively, were realized on those sales.

         Proceeds from sales of investments in equity securities during 1997, 1996 and 1995 were $43, $100,533 and $45,975, respectively. Gross gains of $47, $25,857 and $5,220 in 1997, 1996 and 1995, respectively, and gross  losses  of $410,  $2,436  and  $2,130  in 1997,  1996 and  1995,
         respectively, were realized on those sales.

4.       POLICY AND CONTRACT CLAIMS

         The Company's estimate of net costs to settle reported claims and claims incurred but not reported has not been discounted at December 31, 1997 and 1996. Such estimates were discounted at a weighted-average rate of 7.5% at December 31, 1995. The rates used for discounting loss reserves on 1995 issues were determined at the beginning of that year. The discount rate established for 1995 issues was 7.5%. If the estimate had not been discounted at December 31, 1995, reserves would have been increased by $80,000.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

(In thousands of dollars except per common share amounts)




4.       POLICY AND CONTRACT CLAIMS (Continued)

         Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

                                        1997            1996             1995
                                        ----            ----             ----

         Balance at January 1        $196,285         $193,791        $198,906

         Incurred related to:
             Current year              38,301           28,930          44,322
             Prior years               (4,552)             281         (20,025)
                                   ----------       ----------       ---------

         Total incurred                33,749           29,211          24,297
                                   ----------       ----------       ---------

         Paid related to:
             Current year               3,216            1,549           1,797
             Prior years               24,341           25,168          28,562
                                   ----------       ----------       ---------

         Total paid                    27,557           26,717          30,359
                                   ----------       ----------       ---------

         Amounts related to
             purchase of
             subsidiaries                   -                -             947
                                   ----------       ----------       ---------

         Balance at December 31      $202,477         $196,285        $193,791
                                     ========         ========        ========


         Balances at January 1, 1996 and 1995 and the balance at December 31, 1995 are reported on a discounted basis. The balance at January 1, 1997 and the balances at December 31, 1996 and 1997 are reported on an undiscounted basis. Losses incurred in 1996 include the effects of the accounting changes discussed in Note 2.

         The favorable development on 1994 and prior year loss reserves during 1995 was attributable to successful recovery efforts, development on previously reserved large claims and lower than expected payment levels on the 1992 and 1993 issue years which included a high proportion of refinance business.

5.       REINSURANCE

         The Company cedes and assumes title policy risks to and from other insurance companies in order to limit and diversify its risk. The Company cedes insurance on risks in excess of certain underwriting limits which provides for recovery of a portion of losses. The Company remains contingently liable to the extent that reinsuring companies cannot meet their obligations under reinsurance agreements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

(In thousands of dollars except per common share amounts)



5.       REINSURANCE  (Continued)

         The Company has not paid or recovered any reinsured losses during the three years ended December 31, 1997. The total amount of premiums for assumed and ceded risks was less than 1.0% of title premiums in each of the last three years.

6.       SHAREHOLDERS' EQUITY

         Rights Agreement

         The Company has issued one preferred share purchase right (a "Right" for each outstanding share of Common Stock. In 1997, in connection with its acquisition of Commonwealth Land Title Insurance Company and Transnation Title Insurance Company, the Company amended and restated its Rights Agreement with Wachovia Bank, N.A. Each Right entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock ("Junior Preferred Stock") at an exercise price of $85, subject to adjustment. Generally, the Rights will become exercisable if a person or group acquires or announces a tender offer for 20% or more of the outstanding Common Stock. Under certain circumstances, the Board of Directors may reduce this threshold percentage to not less than 10%. If a person or group acquires the threshold percentage of Common Stock, each Right will entitle the holder, other than such acquiring person or group, to buy shares of Common Stock or Junior Preferred Stock having a total market value of twice the exercise price. If the Company is acquired in a merger or other business combination, each Right will entitle the holder, other than such acquiring person or group, to purchase securities of the surviving company having a total market value equal to twice the exercise price of the Rights. The Rights will expire on August 20, 2007, and may be redeemed by the Company at a price of one cent per Right at any time before they become exercisable. Until the Rights become exercisable, they are evidenced by the Common Stock certificates and are transferred with and only with such certificates.

         Stock Options

         The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options.
         Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

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

         Pursuant to the 1992 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"), each non-employee director is granted an option to purchase 1,500 shares of common stock of the Company on the first business day following the annual meeting of shareholders. Up to 60,000 shares of the Company's common stock may be issued under the Directors' Plan. At December 31, 1997, the Company had granted options covering all 60,000 shares of common stock authorized by the Directors' Plan.

         All options which have been granted under the Incentive Plan and the Directors' Plan are non-qualified stock options with an exercise price equal to the fair market value of a share of the Company's common stock on the date of grant. Options granted in 1992 under the Incentive Plan and all options granted under the Directors' Plan expire ten years from the date of grant. All other options which have been granted under the Incentive Plan expire seven years from the date of grant. Options generally vest ratably over a four-year period. At December 31, 1997, there were 56,702 options available for future grant under the Incentive Plan.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997: risk-free interest rate of 6.17%, dividend yield of 1.00%, volatility factor of the expected market price of the Company's common stock of .30 and a weighted-average expected life of the options of approximately 5 years. The effects of applying Statement 123 on a pro forma basis for 1997, 1996 and 1995 options are not likely to be representative of the effects on reported pro forma net income in future years.

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

(In thousands of dollars except per common share amounts)



6.       SHAREHOLDERS' EQUITY (Continued)

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                 1997         1996        1995
                                                 ----         ----        ----

                  Pro forma net income         $25,700      $36,187     $16,922

                  Pro forma earnings
                     per common share            $2.88        $4.07       $1.90

                  Pro forma diluted
                     earnings per share          $2.79        $3.98       $1.87

         A  summary  of  the  Company's   stock  option   activity  and  related
         information for the years ended December 31 follows:

                                                      Weighted        Weighted
                                       Number          Average         Average
                                     of Shares      Exercise Price    Fair Value
                                     ---------      --------------    ----------

         Options outstanding,
           December 31, 1994             421,576           $12
         Granted                         112,000            11         $4.77
         Exercised                         1,500            10
         Forfeited                         8,500            22

         Options outstanding,
           December 31, 1995             523,576            11
           (278,651 exercisable)
         Granted                         178,000            19          7.38
         Exercised                         3,800            10
         Forfeited                         6,050            16

         Options outstanding,
           December 31, 1996             691,726            13
           (380,231 exercisable)
         Granted                         117,000            21         $7.45
         Exercised                        57,342            11
         Forfeited                         2,000            20

         Options outstanding,
           December 31, 1997             749,384           $15
           (452,534 exercisable)

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

(In thousands of dollars except per common share amounts)



6.       SHAREHOLDERS' EQUITY (Continued)

         The  following  table  summarizes   information   about  stock  options
         outstanding at December 31, 1997:

                             Weighted     Weighted                     Weighted
 Range of        Number      Average       Average        Number       Average
 Exercise     Outstanding   Remaining      Exercise     Exercisable    Exercise
  Prices      at 12/31/97      Life         Price       at 12/31/97      Price
  ------      -----------      ----         -----       -----------      -----

$3 to $10         215,234       2.9        $  7          215,234         $  7
$11 to $15        116,400       4.5          11           68,750           11
$16 to $22        417,750       4.9          19          168,550           18
                  -------                                -------
$3 to $22         749,384       4.3         $15          452,534          $12
                  =======                                =======

         Savings and Stock Ownership Plan

         The Company has registered 1,500,000 shares of common stock for use in connection with the Lawyers Title Insurance Corporation Savings and Stock Ownership Plan. Substantially all of the employees of the Company are eligible to participate in the Plan. On July 1, 1992, the Company issued 323,400 shares of such stock to the Plan in exchange for a $2,156 promissory note bearing interest at 8.0%. These shares were used for matching contributions for plan participants through June of 1996 and were allocated to participants quarterly in the same proportion that the quarterly principal and interest payments on the note bore to the total principal and interest payments over the life of the note. Subsequent to June 1996, the Plan Trustee purchased shares on the open market to use in matching employee contributions. The level of contributions to the Plan is discretionary and set by the Board of Directors annually. In 1996 and 1995, 38,997 and 94,096 shares were allocated to participants at a cost of $143 and $631, respectively, to the Company. Additionally, 125,095 and 100,502 shares were purchased at a cost of $3,432 and $1,851 and allocated to employees in 1997 and 1996, respectively.

7.       STATUTORY FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities. Unconsolidated statutory equity of Lawyers Title was $164,376 and $140,973 at December 31, 1997 and 1996, respectively. The difference between statutory equity and equity determined on the basis of GAAP is primarily due to differences between the provision for policy and contract claims included in the accompanying financial statements and the statutory unearned premium reserve, which is calculated in accordance with statutory requirements, and statutory regulations that preclude the recognition of certain assets including goodwill and deferred income tax assets. Unconsolidated statutory net income of Lawyers Title was $19,999, $38,473 and $18,516 for the years ended December 31, 1997,
         1996 and 1995, respectively.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

(In thousands of dollars except per common share amounts)



7.       STATUTORY FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)

         In a number of states, Lawyers Title is subject to regulations which require minimum amounts of statutory equity and which require that the payment of any extraordinary dividends receive prior approval of the Insurance Commissioners of these states. An extraordinary dividend is generally defined as one which, when added to other dividends paid in the preceding twelve months, would exceed the lesser of 10.0% of statutory equity accounts as of the preceding year end or statutory net income excluding realized capital gains for the preceding year. Under such statutory regulations, net assets of consolidated subsidiaries aggregating $275,966 were not available for dividends, loans or advances to the Company at December 31, 1997.

8.       INCOME TAXES

         The Company files a consolidated federal income tax return with its subsidiaries. Significant components of the Company's deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                           1997           1996
                                                           ----           ----

                Deferred tax assets:
                    Policy and contract claims           $23,754        $24,430
                    Pension liability                        712             -
                    Employee benefit plans                 5,983          6,235
                    Other                                  1,621          1,499
                                                         -------        -------
                                                          32,070         32,164
                                                         -------        -------
                Deferred tax liabilities:
                    Pension                                   -             530
                    Title plant basis differences          4,961          4,961
                    Unrealized gains                       4,058          1,451
                    Other                                  1,441          1,787
                                                         -------        -------
                                                          10,460          8,729
                                                         -------        -------
                Net deferred tax asset                   $21,610        $23,435
                                                         =======        =======


         The Company is required to establish a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the net deferred tax asset, and, therefore, no such valuation allowance has been established at December 31, 1997 and 1996.

         The provision for income tax differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate (35%) to pre-tax income as a result of the following:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

(In thousands of dollars except per common share amounts)



8.       INCOME TAXES (Continued)

                                            1997           1996          1995
                                            ----           ----          ----

         Computed expected expense
           at statutory rate              $14,164        $19,439        $8,351
         Non-taxable interest              (1,397)          (932)         (828)
         Dividend deductions                   (1)          (146)         (187)
         Company-owned life insurance        (574)          (575)         (645)
         Travel and entertainment             948            709           421
         State income taxes                   898             -             -
         Other                                274            526          (303)
                                          -------        -------        -------
         Income tax expense               $14,312        $19,021        $6,809
                                          =======        =======        ======


         Taxes (recovered) paid were $23,301 in 1997, $14,542 in 1996 and $(252)
         in 1995.

9.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

                                               1997         1996         1995
                                               ----         ----         ----

         Numerator:
             Net income - numerator
                for both basic and
                diluted earnings
                per share                     $26,157      $36,519      $17,051
                                              =======      =======      =======

         Denominator:
             Weighted average shares -
                denominator for basic
                earnings per share              8,924        8,888        8,885

             Effect of dilutive securities:
                Employee stock options            300          214          154
                                              -------       ------      -------

             Denominator for
                diluted earnings
                per share                       9,224        9,102        9,039
                                            =========    =========    =========

         Basic earnings per
             common share                       $2.93        $4.11        $1.92

         Diluted earnings per
             common share                       $2.84        $4.01        $1.89

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

(In thousands of dollars except per common share amounts)




10.      PENSION PLAN AND POSTRETIREMENT BENEFITS

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

         The following table sets forth the plan's funded status as of the September 30 measurement dates:

                                                    1997            1996
                                                    ----            ----

         Actuarial present value of
             benefit obligations:

                Vested                             $101,603         $ 93,545
                Nonvested                             8,049            6,743
                                                   --------         --------

         Total accumulated benefit
             obligations                           $109,652         $100,288
                                                   ========         ========


         Plan assets at fair value                 $131,526         $112,684

         Projected benefit obligations              127,249          115,606
                                                   --------         --------

         Plan assets in excess of (less
             than) projected benefit
             obligations                              4,277           (2,922)

         Unrecognized net asset from
             transition                                 (73)            (162)

         Unrecognized prior service costs                99              172

         Unrecognized net (gain) loss                (4,293)           6,156
                                                   --------         --------

         Prepaid pension asset at
             December 31                           $     10         $  3,244
                                                   ========         ========


         The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligations was 7.5% in 1997 and 7.75% in 1996. The average rate of increase in future compensation levels used was 4.3% in 1997 and 1996. The expected long-term rate of return on plan assets was 9.25% for 1997 and 8.75% for 1996 and 1995.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

(In thousands of dollars except per common share amounts)



10.      PENSION PLAN AND POSTRETIREMENT BENEFITS (Continued)

         The components of pension cost include the following:

                                            1997           1996          1995
                                            ----           ----          ----

         Benefits earned during
             the year                   $  3,254      $   3,124     $   2,795

         Interest cost on projected
           benefit obligations             8,722          7,834         6,985

         Actual return on plan assets    (24,684)       (13,854)      (16,125)

         Net amortization and
             deferral                     15,941          3,684         6,337
                                        --------      ---------     ---------

         Pension cost                   $  3,233      $     788     $      (8)
                                        ========      =========     ==========

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

         The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheet:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

(In thousands of dollars except per common share amounts)



10.      PENSION PLAN AND POSTRETIREMENT BENEFITS (Continued)

                                                                 December 31, 1997       December 31, 1996
                                                                 Medical/               Medical/
                                                                 Dental        Life      Dental       Life
                                                                 ------        ----      ------       ----
              Accumulated postretirement benefit obligation:
                 Retirees                                       $ 12,397     $ 5,428    $ 11,878     $5,414
                 Fully eligible active
                    plan participants                              2,872         970       2,448        980
                 Other active plan
                    participants                                   3,921         906       3,340      1,079
                                                                --------     -------    --------     ------
                                                                  19,190       7,304      17,666      7,473
              Plan assets invested in
                 a premium deposit fund,
                 at fair value                                       -         2,252         -        2,244
                                                                --------     -------    --------     ------

              Accumulated postretirement
                 benefit obligation in
                 excess of plan assets                            19,190       5,052      17,666      5,229

              Unrecognized net (gain)
                 or loss                                          (5,085)        996      (5,961)     1,582
              Unrecognized transition
                 obligation                                       15,286       2,317      16,305      2,471
                                                                --------     -------    --------     ------
              Accrued postretirement
                 benefit cost                                   $  8,989     $ 1,739    $  7,322     $1,176
                                                                ========     =======    ========     ======


         Net  periodic   postretirement  benefit  cost  included  the  following
components:

                                       December 31, 1997   December 31, 1996    December 31, 1995
                                       -----------------   -----------------    -----------------
                                       Medical/             Medical/              Medical/
                                        Dental     Life      Dental      Life      Dental    Life
                                        ------     ----      ------      ----      ------    ----

              Service cost             $   597     $ 156     $   532     $ 170     $  476    $ 168
              Interest                   1,329       562       1,238       548      1,795      535
              Actual return on
                plan assets                -        (196)        -        (200)       -       (183)
              Amortization of net
                (gain) loss               (374)      207        (256)       52        -        -
              Amortization of
                transition obliga-
                tion  over 20 years      1,019       155       1,019       155      1,019      155
                                       -------     -----     -------     -----     ------    -----
              Net periodic post-
                retirement benefit
                cost                   $ 2,571     $ 884     $ 2,533     $ 725     $3,290    $ 675
                                       =======     =====     =======     =====     ======    =====

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

(In thousands of dollars except per common share amounts)



10.      PENSION PLAN AND POSTRETIREMENT BENEFITS (Continued)

         The assumed health care cost trend rate used to measure the expected cost of benefits covered by the plan is 9.5% for 1998 and 9.0% for 1999, and is assumed to decrease approximately 0.5% per year until 2004 and remain level at 6.25% thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a 1.0% increase in the annual health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1997 and 1996 by $873 and $854, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1997 by $66.

         The weighted-average discount rate used to estimate the accumulated postretirement benefit was 7.5 % at December 31, 1997 and 7.75% at December 31, 1996. The average rate of increase in future compensation levels used was 4.3% in 1997 and 1996.

11.      LEASE COMMITMENTS

         The Company conducts a major portion of its operations from leased office facilities under operating leases that expire over the next 10 years. Additionally, the Company leases data processing and other equipment under operating leases expiring over the next five years.

         Following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1997.

                        1998                                   $19,380
                        1999                                    14,763
                        2000                                     8,606
                        2001                                     4,238
                        2002                                     1,641
                        2003 and subsequent                        820
                                                             ---------

                                                               $49,448


         Rent expense was $23,961, $22,551 and $22,649 for the years ended December 31, 1997, 1996 and 1995, respectively.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

(In thousands of dollars except per common share amounts)



12.      CREDIT ARRANGEMENTS

         On November 7, 1997, the Company entered into a credit agreement with Bank of America, individually and as administrative agent for a syndicate of eleven other banks, pursuant to which a credit facility, in an aggregate principal amount of up to $237.5 million, was available to finance the acquisition of Commonwealth Land Title Insurance Company and Transnation Title Insurance Company (see Note 16) and provide up to $30.0 million for general corporate purposes. At December 31, 1997, the Company had an aggregate amount of $4.0 million in loans outstanding under the credit facility.

13.      PENDING LEGAL PROCEEDINGS

         The Company and its subsidiaries are involved in certain litigation arising in the course of their businesses, some of which involve claims of substantial amounts. Although the ultimate results of these matters cannot be predicted with certainty, management does not currently expect that the resolution of these matters will have a material adverse effect on the Company's financial position or results of operations.

14.      ACQUISITIONS

         During the year ended December 31, 1996, the Company acquired three title insurance agencies and an ancillary service business at an aggregate cost of $7,900 of which $3,000 was paid in cash with the balance payable in future periods. These acquisitions were not material to the Company's operations.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

(In thousands of dollars except per common share amounts)



15.      UNAUDITED QUARTERLY FINANCIAL DATA

         Selected quarterly financial information follows:

                                      First      Second          Third         Fourth
                                     Quarter      Quarter        Quarter        Quarter
                                     -------      -------        -------        -------
         1997
         ----
           Premiums, title
             search, escrow
             and other              $127,170       $152,018       $160,356       $183,237
           Net investment
             income                    4,136          4,247          4,036          3,899
           Income before
             income taxes              1,084         12,394         13,041         13,950
           Net income                    847          8,011          8,441          8,858
           Net income per
             common share               $.10           $.90           $.95           $.99
           Net income per
             common share -
             assuming
             dilution                   $.09           $.88           $.91           $.95

         1996
         ----
           Premiums, title
             search, escrow
             and other              $117,469       $143,793       $141,679       $154,817
           Net investment
             income                    5,345          5,500          4,593         20,986
           Income before
             income taxes              6,717         13,798          9,150         25,875
           Net income                  4,521          9,044          6,054         16,900
           Income  per common
             share                      $.51          $1.02           $.68          $1.90
           Net income per
             common share -
             assuming
             dilution                   $.50          $1.00           $.66          $1.85


         In the fourth quarter of 1996 the Company changed its investment strategy by selling all of its equity portfolio and began to move the proceeds into fixed-maturity securities. This sale resulted in capital gains of $17.4 million in the quarter.

         The 1996 and first three quarters of 1997 earnings per share amounts have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

(In thousands of dollars except per common share amounts)



16.      SUBSEQUENT EVENT

         On February 27, 1998 the Company acquired all of the outstanding shares of Commonwealth Land Title Insurance Company and Transnation Title Insurance Company (Commonwealth/Transnation) from Reliance Insurance Company, a subsidiary of Reliance Group Holdings, Inc. Together they represented the third largest title insurance underwriting group in the United States based on 1996 premium and fee revenue. The shares were acquired in exchange for 4,039,473 shares of the Company's common stock (book value, net of offering costs - $130,728); 2,200,000 shares of the Company's 7% Series B Cumulative Convertible Preferred Stock, which are the equivalent of 4,824,561 shares of common stock (book value - $175,700); the net proceeds of an offering of 1,750,000 shares of common stock ($65,921); and cash financed with bank debt ($200,681). Estimated integration and capitalized costs are $15,000. The Acquisition will be accounted for by the Company using the "purchase" method of accounting. The assets and liabilities of Commonwealth/Transnation will be revalued to their respective fair market values. The financial statements of the Company will reflect the combined operations of the Company and Commonwealth/Transnation from the closing date of the Acquisition.

         The following unaudited pro forma results of operations of the Company give effect to the acquisition of Commonwealth/ Transnation as though the transaction had occurred on January 1, 1997.

                  Gross revenues                                   $1,535,431
                  Net income                                           55,803
                  Less:  preferred dividends                            7,700
                  Net income available to common
                     shareholders                                      48,103
                  Net income per common share                            3.21
                  Net income per common share assuming
                     dilution                                            2.78
                  Weighted number of average common shares
                     outstanding                                       14,976
                  Weighted number of average common shares
                     outstanding assuming dilution                     20,100

                                                                      Schedule I


               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                                DECEMBER 31, 1997
                            (In thousands of dollars)

       Column A                        Column B    Column C     Column D
       --------                        --------    --------     --------

                                                                Amount at
                                                               which shown
                                                     Fair        in the
   Type of investment                    Cost        Value    balance sheet
   ------------------                    ----        -----    -------------

Fixed maturities:

    Bonds:
        Available-for-sale:
           United States Government
             and government agencies
             and authorities             $ 55,359    $ 59,592    $ 59,592
           States, municipalities
             and political sub-
             divisions                     96,493     100,223     100,223
           Foreign Government                 347         387         387
           Public utilities                 4,586       4,681       4,681
           All other corporate bonds       73,814      75,941      75,941
           Mortgage-backed securities      19,696      20,288      20,288
                                         --------    --------    --------

        Total fixed maturities           $250,295    $261,112    $261,112
                                         ========    ========    ========

Equity securities:
    Common stocks:
        Banks, trust and insurance
           companies                     $     47    $      -    $      -
        Industrial, miscellaneous
           and all other                      840       1,664       1,664
                                         --------    --------    --------

        Total equity securities          $    887    $  1,664    $  1,664
                                         ========    ========    ========

Mortgage loans on real estate            $    448         XXX    $    448
                                         ========    ========    ========
Deposits with banks:
    Invested cash                        $ 34,420         XXX    $ 34,420
                                         ========    ========    ========
        Total investments                $286,050         XXX    $297,644
                                         ========    ========    ========

                                                                     Schedule II


               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          PARENT COMPANY BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                            (In thousands of dollars)



                                                         1997            1996
                                                         ----            ----
ASSETS

Cash                                                    $    165        $    -
Stock of subsidiaries at equity                          291,109         263,456
Notes receivable from affiliate                            4,305             -
Other assets                                               3,359             806
                                                        --------        --------

    Total assets                                        $298,938        $264,262
                                                        ========        ========


LIABILITIES

Due to (from) subsidiaries                              $  2,129        $     30
Note payable                                               4,000           1,000
Other liabilities                                            405           1,064
                                                        --------        --------

    Total liabilities                                      6,534           2,094

SHAREHOLDERS' EQUITY

Preferred stock, no par value,
    authorized 5,000,000 shares,
    none issued or outstanding                               -               -

Common stock, no par value,
    authorized 45,000,000 shares,
    issued and outstanding,
    8,964,633 in 1997 and
    8,889,791 in 1996                                    168,066         167,044

    Unrealized investment gains                            7,536           2,694

    Retained earnings                                    116,802          92,430
                                                        --------        --------


    Total shareholders' equity                           292,404         262,168
                                                        --------        --------

                                                        $298,938        $264,262
                                                        ========        ========

                                                                     Schedule II


               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     PARENT COMPANY STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                            (In thousands of dollars)



                                          1997         1996        1995
                                          ----         ----        ----

REVENUES

    Dividends received from
        consolidated subsidiaries        $  3,387    $  2,526    $  2,610
    Management fee from
        consolidated subsidiary             1,793       1,153         740
                                         --------    --------    --------

                                            5,180       3,679       3,350
EXPENSES

    Administrative expenses                 1,793       1,153         740
                                         --------    --------    --------

INCOME  BEFORE EQUITY
    IN UNDISTRIBUTED INCOME
    OF SUBSIDIARIES                         3,387       2,526       2,610

EQUITY IN UNDISTRIBUTED
    INCOME OF CONSOLIDATED
    SUBSIDIARIES                           22,770      33,993      14,441
                                         --------    --------    --------

NET INCOME                               $ 26,157    $ 36,519    $ 17,051
                                         ========    ========    ========

                                                                     Schedule II

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     PARENT COMPANY STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                            (In thousands of dollars)

                                           1997        1996        1995
                                           ----        ----        ----

Cash flows from operating activities:

    Net income                           $ 26,157    $ 36,519    $ 17,051

        Undistributed net income
          of subsidiary                   (22,473)    (33,993)    (14,441)

        Note receivable from
          subsidiary                       (3,944)        -           -

        Accounts payable                    2,129         -           -

        Other                              (1,897)        589         -
                                         --------    --------    --------
    Net cash provided by (used
        in) operating activities              (28)      3,115       2,610
                                         --------    --------    --------

Cash flows from investing activities:

    Additional investment
        in subsidiaries                    (1,022)     (2,358)       (994)
                                         --------    --------    --------

    Net cash used in investing
        activities                         (1,022)     (2,358)       (994)
                                         --------    --------    --------

Cash flows from financing activities:

    Proceeds from note payable              3,000       1,000         -

    Dividends paid                         (1,785)     (1,778)     (1,599)
                                         --------    --------    --------

    Net cash provided by (used
        in) financing activities            1,215        (778)     (1,599)
                                         --------    --------    --------

Net increase (decrease) in
    cash                                      165         (21)         17
Cash at beginning of year                     -            21           4
                                         --------    --------    --------

Cash at end of year                      $    165    $    -      $     21
                                         ========    ========    ========

                                                                     Schedule II


               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS




NOTE 1 - ACCOUNTING POLICIES

Basis of presentation - The accompanying parent company financial statements should be read in conjunction with the Company's Consolidated Financial Statements.

                                  ITEM 14(a)(3)
                                INDEX TO EXHIBITS

Exhibit Number
and Applicable
Section of Item 601 of
Regulation S-K                                          Document
--------------                                          --------



      2.1 Amended and Restated Stock Purchase Agreement, dated December 11, 1997, by and among the Registrant, Lawyers Insurance Corporation, Reliance Insurance Company and Reliance Group Holdings, Inc., incorporated by reference to Appendix A to the Registrant's definitive Proxy Statement for its Special Meeting of Shareholders held on February 27, 1998, filed with the Commission on January 29, 1998.

      3.1         Articles  of  Incorporation,   incorporated  by  reference  to
                  Exhibit 3A of the Registrant's Form 10 Registration Statement, as amended, File No. 0-19408.

      3.2 Articles of Amendment of the Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-A Registration Statement, filed February 27, 1998, File No. 1-13990.

      3.3 Bylaws, incorporated by reference to Exhibit 3B of the Registrant's Form 10 Registration Statement, as amended, File No. 0-19408.

      4.1 Amended and Restated Rights Agreement, dated as of August 20, 1997, between the Registrant and Wachovia Bank, N.A., as Rights Agent, which Amended and Restated Rights Agreement includes an amended Form of Rights Certificate, incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, dated August 20, 1997, File No. 1-13990.

      4.2 First Amendment to Amended and Restated Rights Agreement, dated as of December 11, 1997, between the Registrant and Wachovia Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, dated December 11, 1997, File No. 1-13990..

      4.3         Form of Common Stock Certificate, incorporated by reference to
                  Exhibit  4.6  of  the   Registrant's   Form  8-A  Registration
                  Statement, filed February 27, 1998, File No. 1-13990.

      4.4 Form of 7% Series B Cumulative Convertible Preferred Stock certificate, incorporated by reference to Exhibit 4.7 of the Registrant's Form 8-A Registration Statement, filed February 27, 1998, File No. 1-13990.

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

     10.5 Lawyers Title Corporation 1992 Stock Option Plan for Non-Employee Directors, as amended May 21, 1996, incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-Q for the quarter ended June 30, 1996, File No. 1-13990.

     10.6 Distribution and Indemnity Agreement among Universal Corporation, Lawyers Title Insurance Corporation and Lawyers Title Corporation, dated as of October 1, 1991, incorporated by reference to Exhibit 2.1 of the Registrant's Form 10-K for the year ended December 31, 1991, File No. 0-19408.

     10.7 Tax Sharing Agreement among Universal Corporation, Lawyers Title Insurance Corporation and Lawyers Title Corporation, dated as of October 1, 1991, incorporated by reference to
                  Exhibit 10.15 of the Registrant's Form 10-K for the year ended December 31, 1991, File No. 0-19408.

     10.8 Lawyers Title Insurance Corporation Senior Executive Severance Agreement, incorporated by reference to Exhibit 10G of the Registrant's Form 10 Registration Statement, as amended, File No. 0-19408.

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

    10.11 Form of Lawyers Title Corporation Non-Qualified Stock Option Agreement, dated October 29, 1991, with Schedule of Optionees and amounts of options granted, incorporated by reference to
                  Exhibit 10.17 of the Registrant's Form 10-K for the year ended December 31, 1991, File No. 0-19408.

    10.12 Form of Lawyers Title Corporation Employee Non-Qualified Stock Option Agreement, dated January 8, 1992, with Schedule of Optionees and amounts of options granted, incorporated by reference to Exhibit 10.18 of the Registrant's Form 10-K for the year ended December 31, 1991, File No. 0-19408.

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

    10.23 Form of Lawyers Title Corporation Employee Non-Qualified Stock Option Agreement, dated January 7, 1997, with Schedule of Optionees and amounts of options granted, incorporated by reference to Exhibit 10.23 of the Registrant's Form 10-K for the year ended December 31, 1996, File No. 1-13990.

    10.24         Form   of   LandAmerica   Financial   Group,   Inc.   Employee
                  Non-Qualified Stock Option Agreement, dated March 5, 1998, with Schedule of Optionees and amounts of options granted.*

    10.25 Form of LandAmerica Financial Group, Inc. 1998 Restricted Stock Agreement, with Schedule of Grantees and number of shares granted.*

    10.26 Voting and Standstill Agreement, dated February 27, 1998, by and among the Registrant, Reliance Group Holdings, Inc. and Reliance Insurance Company.*

    10.27 Registration Rights Agreement, dated February 27, 1998, by and among the Registrant and Reliance Insurance Company.*

    10.28 Revolving Credit Agreement, dated November 7, 1997, between the Registrant and Bank of America National Trust and Savings Association, individually and as Administrative Agent for a syndicate of 11 other financial institutions, incorporated by reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, dated November 7, 1997, File No. 1-13990.

    10.29 Agreement Containing Consent Order, dated February 6, 1998, by and between the Registrant and the Federal Trade Commission.*

    10.30         LandAmerica  Financial Group, Inc. Outside Directors  Deferral
                  Plan.*

       11         Statement re: Computation of Earnings Per Share.*

       21         Subsidiaries of the Registrant.*

       23         Consent of Ernst & Young LLP. *

       27         Financial Data Schedule.* (electronic copy only)

* Filed Herewith