Form 10-Q
period 1998-03-31
LANDAMERICA FINANCIAL GROUP INC
filed 1998-05-15
CIK 877355

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended March 31, 1998 Commission File No. 1-13990

                       LANDAMERICA FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

        Virginia                                      54-1589611
---------------------------------          -----------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

6630 West Broad Street, Richmond, Virginia                      23230
------------------------------------------                    ----------
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

                                    Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, No Par Value       15,143,593                 May 12, 1998
                                  -------------------        ----------------

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                     INDEX

                                                                     Page No.

                            PART I. FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements:

                Consolidated Balance Sheets...........................3

                Consolidated Statements of Operations

                    and Retained Earnings ............................5

                Consolidated Statements of

                    Cash Flows........................................6

                Notes to Consolidated

                    Financial Statements..............................7

Item 2.         Management's Discussion and
                    Analysis of Financial Condition

                    and Results of Operations........................10

                            PART II.  OTHER INFORMATION

Item 2.         Changes in Securities and Use of Proceeds............13

Item 4.         Submission of Matters to a Vote of Security

                    Holders..........................................14

Item 6.         Exhibits and Reports on Form 8-K.....................14

                Signatures...........................................16

                         PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (Unaudited)

                                                                                          March 31,  December 31,
ASSETS                                                                                      1998        1997
------                                                                                      ----        ----
INVESTMENTS:
    Fixed maturities:
        Available-for-sale - at fair value (amortized
           cost: 1998 - $653,740; 1997 - $251,182)                              $     666,916          $262,776
    Mortgage loans (less allowance for doubtful
        accounts: 1998 - $150; 1997 - $150)                                             9,623               448
    Invested cash                                                                     104,573            34,420
                                                                                -------------       -----------

        Total Investments                                                             781,112           297,644

CASH                                                                                   57,739            35,629

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts:
        1998 and 1997 - $1,083)                                                         6,013             5,911
    Premiums (less allowance for doubtful
        accounts: 1998 - $2,879; 1997 - $2,693)                                        54,278            28,659
    Income tax recoverable                                                                 -              2,392
                                                                                -------------       -----------

        Total Notes and Accounts Receivable                                            60,291            36,962

PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation and amortization:
    1998 - $74,391; 1997 - $51,775)                                                    47,210            21,896

TITLE PLANTS                                                                           99,209            48,984

GOODWILL (less accumulated amortization:
    1998 - $19,009; 1997 - $14,507)                                                   372,093            57,687

DEFERRED INCOME TAXES                                                                  59,511            21,610

OTHER ASSETS                                                                           55,054            34,281
                                                                                -------------       -----------

        Total Assets                                                            $   1,532,219       $   554,693
                                                                                =============       ===========

                                       3

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (Unaudited)


                                                                                     March 31,       December 31,
LIABILITIES                                                                            1998              1997
-----------                                                                            ----              ----
POLICY AND CONTRACT CLAIMS                                                      $     482,620       $   202,477

ACCOUNTS PAYABLE AND
    ACCRUED EXPENSES                                                                  146,014            47,922

INCOME TAXES                                                                            8,175                -

NOTES PAYABLE                                                                         208,596             6,994

OTHER LIABILITIES                                                                       6,555             4,896
                                                                                -------------       -----------

        Total Liabilities                                                             851,960           262,289
                                                                                -------------       -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized; no shares of Series
    A Junior Participating Preferred Stock issued or outstanding; 2,200,000 shares of 7% Series B Cumulative Convertible Preferred Stock
    issued and outstanding in 1998                                                    175,700               -

Common stock, no par value, 45,000,000 shares authorized; shares issued and outstanding:
    1998 - 15,060,069; 1997 - 8,964,633                                               375,920           168,066

Unrealized investment gains (less related
    deferred income tax expense:  1998 - $4,612;
    1997 - $4,058)                                                                      8,564             7,536

Retained earnings                                                                     120,075           116,802
                                                                                -------------       -----------

    Total Shareholders' Equity                                                        680,259           292,404
                                                                                -------------       -----------

           Total Liabilities and Shareholders' Equity                           $   1,532,219       $   554,693
                                                                                =============       ===========

                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND RETAINED EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
               (In thousands of dollars except per share amounts)
                                  (Unaudited)

                                                                                        1998             1997
                                                                                        ----             ----
REVENUES

    Premiums, title search, escrow and other                                     $    249,579       $   127,170
    Investment income - net                                                             7,409             4,136
                                                                                 ------------       -----------
        Total Revenues                                                                256,988           131,306
                                                                                 ------------      ------------

EXPENSES

    Salaries and employee benefits                                                     86,170            46,916
    Agents' commissions                                                                84,766            44,711
    Provision for policy and contract claims                                           12,978             6,980
    Assimilation costs                                                                  9,961                -
    Interest expense                                                                    1,006                68
    General, administrative and other                                                  54,857            31,547
                                                                                 ------------      ------------
        Total Expenses                                                                249,738           130,222
                                                                                 ------------      ------------
INCOME BEFORE INCOME TAXES                                                              7,250             1,084
INCOME TAX EXPENSE (BENEFIT)

    Current                                                                             8,926             1,635
    Deferred                                                                           (6,428)           (1,398)
                                                                                 ------------       -----------
        Total Income Tax Expense                                                        2,498               237
                                                                                 ------------       -----------

NET INCOME                                                                              4,752               847
DIVIDENDS - PREFERRED STOCK                                                              (727)               -
                                                                                 ------------      -----------
NET INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                                                        4,025               847
DIVIDENDS - COMMON STOCK                                                                 (752)             (445)
RETAINED EARNINGS BEGINNING OF PERIOD                                                 116,802            92,430
                                                                                 ------------       -----------
RETAINED EARNINGS END OF PERIOD                                                  $    120,075       $    92,832
                                                                                 ============       ===========

NET INCOME PER COMMON SHARE                                                             $0.36             $0.10
                                                                                        =====             =====

NET INCOME PER COMMON SHARE ASSUMING DILUTION                                           $0.35             $0.09
                                                                                        =====             =====

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                                 11,075             8,900

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING ASSUMING DILUTION                                               11,373             9,174

                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                           (In thousands of dollars)
                                  (Unaudited)

                                                                                        1998              1997
                                                                                        ----              ----
Cash flows from operating activities:
    Net income                                                                   $      4,752       $       847
        Depreciation & amortization                                                     4,162             2,257
        Amortization of bond premium                                                      159               150
        Realized investment gains                                                        (486)              (45)
        Deferred income tax                                                            (6,428)           (1,398)
        Change in assets & liabilities:
           Notes receivable                                                              (102)              175
           Accounts receivable                                                          6,547            (4,787)
           Income taxes receivable/payable                                              8,725            (5,902)
           Policy & contract claims                                                     4,031               732
           Accounts payable and accrued expenses                                      (14,565)           (8,932)
           Other                                                                       (4,145)             (656)
                                                                                 ------------       -----------
               Net cash provided by (used in) operating activities                      2,650           (17,559)
                                                                                 ------------       ------------

Cash flows from investing activities:
    Purchase of property & equipment - net                                             (2,486)           (1,700)
    Purchase of business, net of cash acquired                                       (124,019)               -
    Cost of investments acquired:
        Fixed maturities - available-for-sale                                         (32,571)          (42,630)
    Proceeds from investment sales or maturities:
        Fixed maturities - available-for-sale                                          20,477            18,362
        Mortgage loans                                                                    964                 9
                                                                                 ------------       -----------
               Net cash used in investing activities                                 (137,635)          (25,959)
                                                                                 ------------       -----------

Cash flows from financing activities:

    Proceeds from sale of common stock                                                 77,125                -
    Dividends paid                                                                     (1,479)             (445)
    Change in notes payable                                                           151,602               806
                                                                                 ------------       -----------
               Net cash provided by financing activities                              227,248               361
                                                                                 ------------       -----------
               Net increase (decrease) in cash and invested cash                       92,263           (43,157)

Cash & invested cash at beginning of period                                            70,049            95,623
                                                                                 ------------       -----------

Cash & invested cash at end of period                                            $    162,312       $    52,466
                                                                                 ============       ===========

                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars except per share amounts)

1.       Interim Financial Information

         The unaudited consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934. This report should be read in conjunction with the aforementioned Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of this information have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

         Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

2.       Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (Statement 128), which was adopted by the Company on December 31, 1997. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded and dual presentation of basic and diluted earnings per share is required unless the per share amounts are equal. The 1997 earnings per share amounts have been restated to conform with Statement 128 requirements (see Note 4).

         As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities which, prior to adoption, were reported separately in shareholders' equity to be included in other comprehensive income. During the first quarter of 1998 and 1997, total comprehensive income (loss) amounted to $5,780 and $(2,313), respectively.

3.       Acquisition

         On February 27, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Commonwealth Land Title Insurance Company and Transnation Title Insurance Company (Commonwealth/Transnation) from Reliance Insurance

         Company, a subsidiary of Reliance Group Holdings, Inc. (the "Acquisition"). The shares were acquired in exchange for 4,039,473 shares of the Company's common stock (book value, net of offering costs
         - $130,728); 2,200,000 shares of the Company's 7% Series B Cumulative Convertible Preferred Stock, which are the equivalent of 4,824,561 shares of common stock (book value - $175,700); the net proceeds of an offering of 1,750,000 shares of common stock ($65,921); and cash financed with bank debt ($200,681). The Acquisition has been accounted for by the Company using the "purchase" method of accounting. The assets and liabilities of Commonwealth/Transnation will be revalued to their respective fair market values. The financial statements of the Company reflect the combined operations of the Company and Commonwealth/Transnation from the closing date of the Acquisition.

         Pursuant to EITF 94-3 the Company has recorded a charge of approximately $10.0 million related to exit and termination costs necessary to assimilate the operations of Commonwealth/Transnation with the Company. Costs incurred to exit certain leases and to dispose of certain title plants comprised $7.9 million of this amount. The remaining $2.1 million primarily relates to the termination of employees for which employee severance benefits have been accrued. These charges have been included in the following pro forma amounts. The Company also anticipates that an additional $5.2 million ($3.4 million after tax) charge for assimilation costs will be taken in the second quarter of 1998. These charges have not been included in the following pro forma amounts.

         The following unaudited pro forma results of operations of the Company give effect to the acquisition of Commonwealth/Transnation as though the transaction had occurred on January 1, 1998 and January 1, 1997, respectively.

                                                                                  Three Months Ended March 31,
                                                                                     1998              1997

                                                                                (In thousands of dollars except
                                                                                   per common share amounts)
                  Gross revenues                                               $   401,701        $   321,144
                  Operating revenues                                               388,711            309,100
                  Investment income                                                 12,990             12,044
                  Expenses                                                         386,380            327,367
                  Net income (loss)                                                  9,955             (3,914)
                  Less:  preferred dividends                                         1,925              1,925
                                                                                ----------        -----------
                  Net income (loss) available to common
                     shareholders                                                    8,030             (5,839)

                  Net income (loss) per common share                           $      0.53        $     (0.39)
                  Net income (loss)  per common share
                     assuming dilution                                                0.49              (0.39)

                  Weighted number of average common shares

                     outstanding                                                    15,042              14,952
                  Weighted number of average common shares
                  outstanding assuming dilution                                     20,165              14,952

                                                         8

4.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                  Three Months Ended March 31,
                                                                                    1998                1997
                                                                                    ----                ----
                  Numerator:
                     Net income                                                 $   4,752           $     847
                     Preferred stock dividends                                       (727)                 -
                                                                                ---------           ---------

                     Numerator for basic earnings per
                         share - income available to common
                         shareholders                                           $   4,025           $     847

                     Effect of dilutive securities                                    -                  -
                                                                                --------            ---------

                         Numerator for diluted earnings per
                            share - income available to
                            common shareholders after assumed
                            conversions                                         $   4,025           $     847

                  Denominator:
                     Denominator for basic earnings per
                         share - weighted-average shares                           11,075               8,900

                     Effect of dilutive securities:

                         Employee stock options                                       298                 274
                                                                                ---------           ---------

                         Denominator for diluted earnings
                            per share - adjusted weighted-
                            average shares                                         11,373               9,174

                  Basic earnings per share                                          $0.36               $0.10
                                                                                    =====               =====

                  Diluted earnings per share                                        $0.35               $0.09
                                                                                    =====               =====

         On February 27, 1997, the Company issued 6,051,973 shares of common stock and 2,200,000 shares of convertible preferred stock in connection with the acquisition of Commonwealth/Transnation (see Note 3). The effect of converting the preferred stock results in antidilution and therefore has been excluded from the diluted EPS calculation.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

Results of Operations

General

On February 27, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Commonwealth Land Title Insurance Company and Transnation Title Insurance Company (Commonwealth/ Transnation) from Reliance Insurance Company, a subsidiary of Reliance Group Holdings, Inc. (the "Acquisition"). Together they represented the third largest title insurance underwriting group in the United States based on 1997 premium and fee revenue. The assets and liabilities of Commonwealth/Transnation have been revalued to their respective fair market values. The financial statements of the Company reflect the combined operations of the Company and Commonwealth/Transnation from the closing date of the Acquisition.

The following discussion includes information on pro forma results of operations that assumes that the Commonwealth/Transnation operations were included for the entire first quarters of 1998 and 1997. For additional information, see Note 3 of the Notes to Consolidated Financial Statements set forth elsewhere in this report.

Operating Revenues

Operating revenues for the first quarter of 1998 were $249.6 million compared to $127.2 million in the first quarter of 1997. In addition to the inclusion of Commonwealth/ Transnation revenues for the month of March, the increase is largely due to increased volumes in residential resale and refinancing transactions, as well as increased commercial business, reflecting a stable economy and a favorable interest rate environment. On a pro forma basis, operating revenues of $388.7 million would have been reported in the first three months of 1998 versus $309.1 million in the corresponding period of 1997.

Additionally, on a pro forma basis during the first quarter of 1998, 272,000 new orders for title insurance were opened in company offices compared to 187,000 in the first quarter of 1997.

Investment Income

Investment income was $7.4 million in the first quarter of 1998 compared to $4.1 million in the first quarter of 1997. Excluding increases in investment income attributable to the acquisition of Commonwealth/Transnation, investment income would have been $4.6 million in the first quarter of 1998. The first quarter of 1998 results included $486,000 of capital gains compared to the 1997 first quarter level of $45,000. On a pro forma basis investment income was $13.0 million in the first quarter of 1998 as compared to $12.0 million in the first quarter of 1997.

Expenses

Costs approximating $10.0 million were incurred in the first quarter of 1998 to assimilate the operations of Commonwealth/Transnation with Lawyers Title Insurance Corporation. It is estimated that an additional $5.2 million of such costs will be incurred in the second quarter of 1998. The operating margin, before claims, interest expense and investment income, and excluding the charge for assimilation costs, was 9.5% in the first quarter of 1998, compared to 3.1% in the first quarter of 1997. The increased margin was primarily the result of increases in operating revenues, especially those from direct operations. Reflecting continued favorable claims experience, the provision for claims was 5.2% of operating revenues in the first quarter of 1998 compared to 5.5% in the first quarter of 1997.

Net Income

Net income was $4.8 million, or $0.35 per diluted share for the quarter ended March 31, 1998, compared to net income of $847,000, or $0.09 per diluted share for the first quarter ended March 31, 1997. Excluding a $6.5 million, or $0.57 per diluted share, after-tax charge for assimilation costs, net income for the 1998 quarter would have been approximately $11.2 million, or $0.92 per diluted share.

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 1998 was $2.7 million. As of March 31, 1998, the Company held cash and invested cash of $162.3 million and fixed maturity securities of $667.0 million.

With the closing of the Acquisition on February 27, 1998, the Company incurred debt of $200.7 million and issued 2.2 million shares of 7% Series B Cumulative Convertible Preferred Stock. The Company believes that it will be able to fund the approximately $20.0 million annual servicing requirement of the debt and preferred stock largely from increased cash flow from operations as a result of the Acquisition. In addition, the Company has a working capital line of credit in the amount of $30 million which was unused at March 31, 1998.

The Company believes that it will have sufficient liquidity and capital resources to meet both its short and long term capital needs.

Forward-Looking and Cautionary Statements

The Company cautions readers that the foregoing discussion and analysis includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that Act. These forward-looking statements, which include statements regarding the amount of assimilation costs to be incurred in future periods, the ability to meet servicing requirements on the

Company's debt and preferred stock and the availability of sufficient capital resources to meet short and long-term capital needs, are believed by the Company to be reasonable based upon management's current knowledge and assumptions about future events, but are subject to the uncertainties generally inherent in any such forward-looking statement, including factors discussed above as well as other factors that may generally affect the Company's business, financial condition or operating results. Reference is made to the discussion of "Forward-Looking and Cautionary Statements" contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, regarding important factors that could cause actual results, performance or achievements to differ materially from future results, performance or achievements expressed or implied in any forward-looking statement made by or on behalf of the Company.

                          PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (a) On February 27, 1998, the Company amended its Articles of Incorporation to (i) change the name of the Company from "Lawyers Title Corporation" to "LandAmerica Financial Group, Inc.," (ii) to increase the number of authorized shares of Series A Junior Participating Preferred Stock from 50,000 to 200,000, and (iii) to provide for the issuance, and to fix the preferences, limitations and relative rights, of 2,200,000 shares of the Company's 7% Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") (collectively, the "Amendments"). The Company effected the Amendments in connection with the consummation of a Stock Purchase Agreement by and among the Company, Lawyers Title Insurance Corporation, Reliance Insurance Company ("RIC") and Reliance Group Holdings, Inc., dated as of August 20, 1997, as amended and restated by an Amended and Restated Stock Purchase Agreement by and among such parties, dated as of December 11, 1997 (the "Stock Purchase Agreement"), pursuant to which the Company acquired all of the issued and outstanding shares of the capital stock of Commonwealth Land Title Insurance Company ("Commonwealth") and Transnation Title Insurance Company ("Transnation"), resulting in Commonwealth's and Transnation's each becoming wholly owned subsidiaries of the Company (the "Acquisition").

         Both the Acquisition and the Amendments, and the general effect thereof upon the rights of holders of Common Stock, have been previously reported in the Company's definitive Proxy Statement for its Special Meeting of Shareholders held on February 27, 1998, filed with the Commission on January 29, 1998. The consummation of both the Acquisition and the Amendments have been previously reported in the Company's Current Report on Form 8-K filed with the Commission on March 16, 1998, as described in Item 6(b) below. The complete text of the Amendments are attached as an exhibit to the Company's registration statement on Form 8-A relating to the Series B Preferred Stock, filed with the Commission on February 27, 1998.

         (b) On February 27, 1998, the Company issued to RIC in connection with the Acquisition (i) 4,039,473 shares of its Common Stock and (ii) 2,200,000 shares of the Series B Preferred Stock. Such issuance and the general effect thereof upon the rights of the holders of Common Stock have been previously reported in the Company's definitive Proxy Statement for its Special Meeting of Shareholders held on February 27, 1998, filed with the Commission on January 29, 1998.

         (c) On February 27, 1998, the Company issued to RIC in connection with the Acquisition (i) 4,039,473 shares of its Common Stock and (ii) 2,200,000 shares of the Series B Preferred Stock. An exemption from the registration of such issuance was claimed under Section 4(2) of the Securities Act of 1933, as amended. This issuance was made in connection with the Acquisition and has been previously reported in the Company's definitive Proxy Statement for its Special Meeting of Shareholders held on February 27, 1998, filed with the Commission on January 29, 1998. The consummation of the issuance and the

Acquisition has been previously reported in the Company's Current Report on Form 8-K filed with the Commission on March 16, 1998, as described in Item 6(b) below.

         (d) Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) A Special Meeting of Shareholders was held on February 27, 1998 (the "Special Meeting"). Shareholders of record of the Company's Common Stock at the close of business on January 20, 1998 were entitled to vote at the Special Meeting.

         (b) Not applicable.

         (c) At the Special Meeting, the shareholders approved (i) the Stock Purchase Agreement and (ii) the amendment to the Company's Articles of Incorporation to change the name of the Company to "LandAmerica Financial Group, Inc." Approval of the Stock Purchase Agreement was deemed to be approval also of
(i) the issuance of 4,039,473 shares of Common Stock and 2,200,000 shares of Series B Preferred Stock to RIC and (ii) the increase in the size of the Company's Board of Directors from 10 to 14 directors as required by the Stock Purchase Agreement. The votes were cast as follows:

                                                                                                           Broker
                                                      Votes For      Votes Against       Abstentions      Non-votes
                                                      ---------      -------------       -----------      ---------
Stock Purchase Agreement                              6,591,082         38,972             31,704             0

Amendment to Articles of
  Incorporation                                       6,530,020         69,144             54,397           8,197


         (d)      Not applicable.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits.

         Exhibit No.       Document
         -----------       --------

            11        Statement re Computation of Per Share Earnings.
            27        Financial Data Schedule (filed electronically only).

         (b)      Reports on Form 8-K.

                  (i) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on February 6, 1998. The Form 8-K, which was also dated February 6, 1998, reported Items 5 and 7 and attached as an exhibit and incorporated by reference a press release that announced the Company's earnings for the quarter and year ended December 31, 1997.

                  (ii) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 16, 1998. The Form 8-K, which was dated February 27, 1998, reported Items 2 and 7 and announced the consummation of the Acquisition and included as exhibits (i) the audited combined financial statements of Commonwealth and Transnation and their subsidiaries and (ii) pro forma condensed combined financial statements of the Company giving effect to the Acquisition, both for the period ended December 31, 1997. The Company filed Amendment No. 1 to the Current Report on Form 8-K/A with the Securities and Exchange Commission on April 14, 1998 to include as an additional exhibit a consent from the accountants for Commonwealth and Transnation.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LANDAMERICA FINANCIAL GROUP, INC.
                                     ----------------------------------
                                       (Registrant)

Date:       May 13, 1998                 /s/ Charles Henry Foster, Jr.
       ---------------------         ---------------------------------
                                       Charles Henry Foster, Jr.
                                       Chairman and Chief Executive Officer





Date:       May 13, 1998                   /s/ Jeffrey Alan Tischler
       ---------------------           -----------------------------
                                       Jeffrey Alan Tischler
                                       Executive Vice President and Chief
                                          Financial Officer

                                  EXHIBIT INDEX

No.               Description

11                Statement Re:  Computation of Earnings Per Share

27                Financial Data Schedule (electronic copy only)