Form 10-Q
period 1998-06-30
LANDAMERICA FINANCIAL GROUP INC
filed 1998-08-14
CIK 877355

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended June 30, 1998 Commission File No. 1-13990



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

                                  Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common Stock           15,240,207                July 30, 1998
                                --------------------        ----------------
              No Par Value

              LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES


                                     INDEX



                                                                      Page No.


                   PART I. FINANCIAL INFORMATION


Item 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets....................................3

           Consolidated Statements of Operations .........................5

           Consolidated Statements of Changes
              in Shareholders' Equity.....................................6

           Consolidated Statements of
              Cash Flows..................................................7

           Notes to Consolidated
              Financial Statements........................................8


Item 2.    Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations..................................11



                          PART II.  OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders...........16

Item 6.    Exhibits and Reports on Form 8-K............................. 16

           Signatures................................................... 18

                        PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

              LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (Unaudited)


                                                      June 30,    December 31,
ASSETS    1998                                           1997
------    ----                                           ----

INVESTMENTS:
   Fixed maturities:
     Available-for-sale - at fair value (amortized
        cost: 1998 - $730,535; 1997 - $251,182)       $ 737,973     $262,776
   Mortgage loans (less allowance for doubtful
     accounts: 1998 - $155; 1997 - $150)                 15,208          448
   Invested cash                                         58,057       34,420
                                                      ---------     --------

     Total Investments                                  811,238      297,644

CASH                                                     57,188       35,629

NOTES AND ACCOUNTS RECEIVABLE:
   Notes (less allowance for doubtful accounts:
     1998 - $2,039; 1997 - $1,083)                       10,708        5,911
   Premiums (less allowance for doubtful
     accounts: 1998 - $9,176; 1997 - $2,693)             63,062       28,659
   Income tax recoverable                                   -          2,392
                                                      ---------     --------

     Total Notes and Accounts Receivable                 73,770       36,962

PROPERTY AND EQUIPMENT - at cost (less
   accumulated depreciation and amortization:
   1998 - $80,513; 1997 - $51,775)                       44,758       21,896

TITLE PLANTS                                             97,704       48,984

GOODWILL (less accumulated amortization:
   1998 - $21,352; 1997 - $14,507)                       344,044      57,687

DEFERRED INCOME TAXES                                    82,738       21,610

OTHER ASSETS                                             69,425       34,281
                                                      ---------     --------

     Total Assets                                     $ 1,580,865   $554,693
                                                      ===========   ========

                            See accompanying notes.

              LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (Unaudited)


                                                      June 30,    December 31,
LIABILITIES                                              1998          1997
-----------                                              ----          ----

POLICY AND CONTRACT CLAIMS                            $ 493,945     $202,477

ACCOUNTS PAYABLE AND
   ACCRUED EXPENSES                                     161,464       47,922

INCOME TAXES                                              3,281          -

NOTES PAYABLE                                           207,736        6,994

OTHER LIABILITIES                                         9,783        4,896
                                                      ---------     --------

     Total Liabilities                                  876,209      262,289
                                                      ---------     --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares
   authorized; no shares of Series A Junior
   Participating Preferred Stock issued or
   outstanding; 2,200,000 shares of 7% Series B
   Cumulative Convertible Preferred Stock
   issued and outstanding in 1998                       175,700          -

Common stock, no par value, 45,000,000 shares
   authorized; shares issued and outstanding:
   1998 - 15,198,468; 1997 - 8,964,633                  380,977      168,066

Deferred compensation                                    (2,979)         -

Unrealized investment gains (less related
   deferred income tax expense:  1998 - $2,603;
   1997 - $4,058)                                         4,835        7,536

Retained earnings                                       146,123      116,802
                                                      ---------     --------

     Total Shareholders' Equity                         704,656      292,404
                                                      ----------    --------

        Total Liabilities and Shareholders' Equity    $1,580,865    $554,693
                                                      ==========    ========

                            See accompanying notes.

              LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           SIXMONTHS AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
               (In thousands of dollars except per share amounts)
                                  (Unaudited)



                                                      Six Months Ended          Three Months Ended
                                                         June 30,                    June 30,
                                                     1998          1997          1998          1997
                                                     ----          ----          ----          ----

REVENUES
   Premiums, title search, escrow and other        $742,265     $279,188      $492,686       $152,018
   Investment income - net                           20,356        8,383        12,947          4,247
                                                   --------     --------      --------       --------

     Total Revenues                                 762,621      287,571       505,633        156,265
                                                   --------      -------      --------       --------
EXPENSES
   Salaries and employee benefits                   233,487       96,818       147,317         49,902
   Agents' commissions                              275,942       95,766       191,176         51,055
   Provision for policy and contract claims          38,622       15,320        25,644          8,340
   Assimilation costs                                11,517          -           1,556            -
   Interest expense                                   4,192          -           3,186            -
   General, administrative and other                147,365       66,189        92,508         34,574
                                                   --------     --------      --------       --------

     Total Expenses                                 711,125      274,093       461,387        143,871
                                                   --------     --------      --------       --------

INCOME BEFORE INCOME TAXES                           51,496       13,478        44,246         12,394

INCOME TAX EXPENSE (BENEFIT)
   Current                                           23,831        7,660        14,905          6,025
   Deferred                                          (5,818)      (3,040)          610         (1,642)
                                                   --------     --------       -------       --------

     Total Income Tax Expense                        18,013        4,620        15,515          4,383
                                                   --------     --------      --------       --------

NET INCOME                                           33,483        8,858        28,731          8,011

DIVIDENDS - PREFERRED STOCK                          (2,652)         -          (1,925)           -
                                                   --------     --------      --------       --------

NET INCOME AVAILABLE TO
   COMMON SHAREHOLDERS                             $ 30,831      $ 8,858       $26,806        $ 8,011
                                                   --------      -------       -------        -------

NET INCOME  PER COMMON SHARE                       $   2.36      $  0.99       $  1.78        $  0.90
                                                    =======      =======        ======        =======

NET INCOME PER COMMON SHARE
   ASSUMING DILUTION                               $   2.02      $  0.97       $  1.42        $  0.88
                                                    =======      =======        ======        =======

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                         13,042        8,906        15,080          8,912

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   ASSUMING DILUTION                                 16,549        9,149        20,221          9,118



                            See accompanying notes.

                        LANDAMERICA FINANCIAL GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                            (In thousands of dollars)
                                   (Unaudited)



                                                                                                  Net                      Total
                                                                                               Unrealized      Net         Stock-
                                            Common Stock       Preferred Stock     Deferred      Gains      Retained      holders'
                                          Shares     Amount   Shares      Amount  Compensation  (Losses)     Earnings      Equity
                                          ------     ------   ------      ------  ------------  ----------   ---------     --------
Balance - December 31, 1997            8,964,633   $168,066       -      $  -       $  -         $7,536     $116,802      $292,404

Comprehensive income
   Net income                                 -        -          -         -          -             -        33,483        33,483
   Other comprehensive income, net
     of tax:
     Net unrealized loss on securities        -        -          -         -          -         (2,701)          -         (2,701)

Comprehensive income                          -        -          -         -          -             -            -         30,782
                                                                                                                            ------
   Issuance of deferred compensation      66,000     2,979        -         -       (2,979)          -            -             -
   Common and preferred stock issued   6,051,973   206,603  2,200,000  175,700         -             -            -        382,303
   Stock option and incentive plans      115,862     3,329        -         -          -             -            -          3,329
   Preferred dividends (7%)                   -         -         -         -          -             -        (2,652)       (2,652)
   Common dividends ($0.10/share)             -         -         -         -          -             -        (1,510)       (1,510)
                                       ---------   -------  ---------  -------      -------      -------    ---------     ---------


Balance - June 30, 1998               15,198,468  $380,977  2,200,000 $175,700     $(2,979)       $4,835    $146,123      $704,656
                                      ==========  ========  ========= ========     ========       ======    ========     =========

Balance - December 31, 1996            8,889,791  $167,044        -   $     -      $   -          $2,694    $ 92,430      $262,168

Comprehensive income
   Net income                                 -         -         -         -          -             -         8,858         8,858
   Other comprehensive income
     net of tax:
     Net unrealized loss on securities        -         -         -         -          -            (277)         -           (277)

Comprehensive income                          -         -         -         -          -             -            -          8,581
                                                                                                                            ------

   Stock options and incentive plans      22,575       450        -         -          -             -            -            450
   Dividends ($0.10/share)                    -         -         -         -          -             -          (891)         (891)
                                         -------    ------    -------   ------      -----          ----         -----        ------

Balance - June 30, 1997               8,912,366   $167,494        -    $    -      $   -          $2,417    $100,397      $270,308
                                      =========   ========    =======    ======    ======         ======    ========      =========

                             See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                            (In thousands of dollars)
                                   (Unaudited)



                                                                           Six Months Ended
                                                                              June 30,
                                                                           1998        1997
                                                                           ----        ----

Cash flows from operating activities:
   Net income                                                       $     33,483 $     8,858
     Depreciation & amortization                                          11,441       4,744
     Amortization of bond premium                                              2         284
     Realized investment gains                                              (370)       (101)
     Deferred income tax                                                  (5,818)     (3,040)
     Change in assets & liabilities:
        Notes receivable                                                  (4,797)        158
        Premiums receivable                                               (2,237)     (8,985)
        Income taxes receivable/payable                                    3,831      (5,054)
        Policy & contract claims                                          15,356       1,738
        Cash surrender value of life insurance                               -        (8,478)
        Accounts payable and accrued expenses                             (1,442)     (5,540)
        Other                                                            (12,649)       (834)
                                                                         -------      ------

          Net cash provided by (used in) operating activities             36,800     (16,250)
                                                                         -------      -------

Cash flows from investing activities:
   Purchase of property & equipment - net                                 (1,555)     (3,382)
   Purchase of businesses, net of cash acquired                         (126,346)        -
   Cost of investments acquired:
     Fixed maturities                                                   (115,564)    (71,308)
     Equity securities                                                       -            (6)
     Mortgage loans                                                       (4,621)        -
   Proceeds from investment sales or maturities:
     Fixed maturities                                                     31,822      43,770
     Equity securities                                                       -            44
     Mortgage loans                                                          -            19
                                                                         -------      ------

          Net cash used in investing activities                         (216,264)    (30,863)
                                                                        --------     -------

Cash flows from financing activities:
   Shares issued                                                          78,080         -
   Dividends paid                                                         (4,162)       (891)
   Change in notes payable                                               150,742       2,619
                                                                         -------      ------

          Net cash provided by financing activities                      224,660       1,728
                                                                         -------      ------

          Net increase (decrease) in cash and invested cash               45,196     (45,385)

Cash & invested cash at beginning of period                               70,049      95,623
                                                                         -------      ------

Cash & invested cash at end of period                                   $115,245     $50,238
                                                                        ========     =======

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

      Pursuant to EITF 94-3, the Company has recorded assimilation costs of approximately $11.5 million related to exit and termination costs incurred in connection with the acquisition of Commonwealth/Transnation. Costs incurred to exit certain leases and to dispose of certain title plants comprised $9.4 million of this amount. The remaining $2.1 million primarily relates to the termination of employees for which employee severance benefits have been accrued. These charges have been included in the following pro forma amounts. Exit and termination costs of Commonwealth/Transnation leases and employees necessary to assimilate the operations of Commonwealth/Transnation with the Company have been capitalized as part of the purchase price.

      The following unaudited pro forma results of operations of the Company give effect to the acquisition of Commonwealth/Transnation as though the transaction had occurred on January 1, 1998 and January 1, 1997, respectively.

                                              Six Months Ended June 30,
                                                  1998         1997

   Gross revenues                               $907,334     $691,147
   Operating revenues                            881,397      665,891
   Investment income                              25,937       25,256
   Expenses                                      847,764      674,809
   Net income                                     38,689       10,663
   Less preferred dividends                        3,850        3,850
                                                --------      -------
   Net income available to common
     shareholders                                 34,839        6,813

   Net income per common share                  $   2.31      $  0.96
   Net income per common share
     assuming dilution                              1.92         0.91

   Weighted number of average
     common shares outstanding                    15,059       14,958
   Weighted number of average common
     shares assuming dilution                     20,174       19,940

4. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share:

                                   Six Months Ended         Three Months Ended
                                        June 30,                June 30,
                                      1998     1997         1998      1997
                                      ----     ----         ----      ----

   Numerator:
     Net income                      $33,483   $8,858      $28,731    $8,011
     Preferred stock dividends        (2,652)     -         (1,925)       -
                                     -------   ------       ------     ----

     Numerator for basic earnings
        per share - income available
        to common shareholders       $30,831   $8,858      $26,806    $8,011

     Preferred stock dividends         2,652      -          1,925        -
                                     -------   ------       ------     ----

        Numerator for diluted
          earnings per share -
          income available to common
          shareholders after assumed
          conversion                 $33,483   $8,858      $28,731    $8,011

   Denominator:
     Denominator for basic earnings
        per share - weighted average
        shares                        13,042    8,906       15,080     8,912

     Effect of dilutive securities:
        Employee stock options           291      243          316       206
     Convertible preferred stock       3,216       -         4,825        -
                                     -------   ------       ------     -----

        Denominator for diluted
          earnings per share -
          adjusted weighted-average
          shares                      16,549    9,149       20,221     9,118

   Basic earnings per share          $  2.36   $ 0.99       $ 1.78    $ 0.90
                                     =======   ======       ======    ======

   Diluted earnings per share        $  2.02   $ 0.97       $ 1.42    $ 0.88
                                     =======   ======       ======    ======

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations.



              LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES



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

The following discussion includes information on pro forma results of operations that assumes that the Commonwealth/Transnation operations were included for the entire first half of 1998 and 1997. For additional information, see Note 3 of the Notes to Consolidated Financial Statements set forth elsewhere in this report.

Net Income

The Company reported net income of $28.7 million, or $1.42 per share on a diluted basis for the second quarter ended June 30, 1998, compared to net income of $8.0 million, or $0.88 per share on a diluted basis, for the second quarter ended June 30, 1997. Excluding a $1.0 million, or $0.05 per share on a diluted basis, after-tax charge for assimilation costs, net income for the 1998 quarter would have been $29.7 million, or $1.47 per share on a diluted basis.

The Company earned $33.5 million or $2.02 per share on a diluted basis for the first six months of 1998 compared to $8.9 million or $.97 per share on a diluted basis for the comparable period of 1997. Excluding a $7.5 million or $0.45 per share on a diluted basis after-tax charge for assimilation costs, net income would have been $41.0 million or $2.47 per share on a diluted basis for the first six months of 1998.

On a pro forma basis, net income would have been as follows:

                                 Six Months Ended       Three Months Ended
                                      June 30,               June 30,
                                   1998    1997          1998     1997
                                   ----    ----          ----     ----
                            (In millions of dollars except per share amounts)

      Net income                  $38.7    $10.7         $28.7    $14.6
      Net income per share
         assuming dilution        $1.92    $0.91         $1.42    $0.78

Operating Revenues

Operating revenues for the second quarter of 1998 were a record $492.7 million, compared to $152.0 million in the second quarter of 1997. On a pro forma basis, operating revenues for the second quarter of 1997 would have been $356.8 million. In addition to the inclusion of Commonwealth and Transnation revenues in the 1998 quarter, the increase is the result of increased volumes in residential and commercial resale and refinancing transactions, reflecting continued economic stability and a continuing favorable interest rate environment.

For the first six months of 1998, operating revenues were $742.3 million, compared to $279.2 million in the corresponding 1997 period. On a pro forma basis, operating revenue for the first six months of 1998 would have been $881.4 million, compared to $665.9 million in the prior year period.

Expenses

Assimilation costs of $11.5 million and $1.6 million were incurred in the first six months and the second quarter of 1998, respectively, in connection with the acquisition of Commonwealth/Transnation. See Note 3 of the Notes to Consolidated Financial Statements.

The operating margin (before claims, interest expense and investment income, and excluding the charge for assimilation costs) was 12.5% in the second quarter of 1998, as compared with 11.0% in the second quarter of 1997. In the first six months of 1998 the operating margin was 11.5% compared to 7.0% in the first six months of 1997. This improvement was principally the result of stronger operating revenues from both direct operations and agency business, with a less than proportionate increase in operating expenses to handle the increased volumes.

Claims experience has continued to be favorable, as reflected in the provision for claims at 5.2% of operating revenue for the second quarter and first half of 1998 compared to 5.5% in the second quarter and first half of 1997.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 1998 was $36.8 million. As of June 30, 1998, the Company held cash and invested cash of $115.2 million and fixed maturity securities of $738.0 million.

With the closing of the Acquisition on February 27, 1998, the Company incurred debt of $200.7 million and issued 2.2 million shares of 7% Series B Cumulative Convertible Preferred Stock. The Company believes that it will be able to fund the approximately $20.0 million annual servicing requirement of the debt and preferred stock largely from increased cash flow from operations as a result of the Acquisition. In addition, the Company has a working capital line of credit in the amount of $30 million which was unused at June 30, 1998.

The Company believes that it will have sufficient liquidity and capital resources to meet both its short and long term capital needs.

Year 2000 Issues

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the change in the century. If not corrected, many date-sensitive applications could fail or create erroneous results by or in the year 2000. The Company understands the importance of having systems and equipment operational through the year 2000 and beyond and is committed to addressing these challenges while continuing to fulfill its business obligations to its clients and business partners.

Year 2000 readiness is a major undertaking involving the review and modification of multiple, interacting technical systems, including the Company's systems, equipment, facilities, services, and products as well as those of third party business partners (essential suppliers, vendors, service contractors, distributors, joint ventures, creditors, borrowers, financial service organizations, etc.).

The Company began its formal Year 2000 compliance program in 1996. The Year 2000 Project Team was appointed to assess the Year 2000 vulnerability of the Company's significant systems, equipment, facilities, services, and products. The Year 2000 Project Team is comprised of internal and external personnel. Several Company executives, including the Company's President, serve as Project Team Sponsors. The Year 2000 Project Team is separate and distinct from the Company's standard information and technology department.

Through the Year 2000 Project Team, the Company has undertaken an internal quality assurance program to evaluate and test its significant systems, equipment, facilities, services, and products. The Year 2000 Project Team is independently validating the initial assessment and recommendations made by the quality assurance program. The internal and external assessments are the basis of a full remediation and testing process. In addition to the Project Team Sponsors, the Year 2000 compliance program is subject to the independent review of a Corporate Steering Committee. Both the Project Team Sponsors and Corporate Steering Committee review the Year 2000 compliance program for its impact (and the impact of the Year 2000 issues) on all phases of the Company's business.

The Year 2000 Project Team has divided its Year 2000 compliance program into four (4) phases with estimated completion deadlines: assessment (third quarter
1998), remediation/replacement (fourth quarter 1998), testing (second quarter
1999), and integration (third quarter 1999). The first phase of the Year 2000 compliance program is almost complete. The Company has assembled and engaged the Year 2000 Project Team. Budgets and resources have been examined. Remediation tools have been acquired. The Company's headquarter main frame and facilities have been assessed. A pilot program for testing resources and facilities in the field has been implemented and, as of the end of the second quarter, 85% of the field has been inventoried.

Although the Company is developing a Year 2000 compliance program, there is no guarantee that the systems of other companies, upon which the Company's systems rely, will be properly converted in a timely manner or will not have an adverse effect on the Company's systems. Thus, the Company is asking its important business partners to undertake a self-analysis and report any Year 2000-related issues that might impact the Company. The Company considers the Year 2000 readiness of its business partners as an important factor in its business dealings and relationships. Of course, notwithstanding the Company's efforts or results, the actions or omissions of third parties beyond the Company's knowledge or reasonable control may adversely affect its ability to function unaffected to and through the Year 2000.

The Company is finalizing the budget necessary to address the Year 2000 issue. An allocation of the budgeted amount should be completed by the end of the third quarter 1998. To date, approximately $2 million has been spent in the assessment phase. Since the Year 2000 Project Team is separate from the Company's information and technology department and the amount allocated to the Year 2000 issue is specifically allocated for that purpose, the amount budgeted to address the Year 2000 issue will not result in the delay of any other non-Year 2000 related information and technology projects.

The Company believes that it has identified all of the business systems vital to its operations and that its Year 2000 compliance program will result in the continuation of the Company's operations to and through the Year 2000 and beyond. However, the Year 2000 issue, and its resolution, is complex and multifaceted. The success of a response plan cannot be conclusively known until the Year 2000 is reached (or an earlier date to the extent that systems and equipment address Year 2000 date data prior to year 2000). Even with appropriate and diligent pursuit of a well-conceived response plan, including testing procedures, there is no certainty that any company will achieve complete success. However, the Company is diligently trying to ensure that its significant systems, equipment, facilities, services, and products will not be adversely affected by the Year 2000 problem. As such, the Company is hiring a Corporate Contingency Planner to develop a contingency plan to address the worst case scenario if the Company's Year 2000 compliance program should fail to address the Year 2000.

Forward-Looking and Cautionary Statements

The Company cautions readers that the foregoing discussion and analysis includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that Act. These forward-looking statements, which include statements regarding the impact of the Year 2000 issue on the Company's business and operations, the ability to meet servicing requirements on the Company's debt and preferred stock and the availability of sufficient capital resources to meet short and long-term capital needs, are believed by the Company to be reasonable based upon management's current knowledge and assumptions about future events, but are subject to the uncertainties generally inherent in any such forward-looking statement, including factors discussed above as well as other factors that may generally affect the Company's business, financial condition or operating results. Reference is made to the discussion of "Forward-Looking and Cautionary Statements" contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, regarding important factors that could cause actual results, performance or achievements to differ materially from future results, performance or achievements expressed or implied in any forward-looking statement made by or on behalf of the Company.

                          PART II.  OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders

        a) An Annual Meeting of Shareholders (the "Meeting") was held by the Company on June 16, 1998.

        c) At the Meeting, the shareholders elected five directors to serve a three-year term, one director to serve a two-year term and one director to serve a one-year term. The voting with respect to each nominee was as follows:

                                                                       Broker
       Nominee                        Votes For      Votes Withheld   Non-Votes

       Three-Year Term

       George E. Bello               11,751,691         1,180,890          0
       Theodore L. Chandler, Jr.     11,777,467         1,155,114          0
       Charles H. Foster, Jr.        11,786,852         1,145,729          0
       Herbert Wender                11,769,130         1,163,451          0
       Marshall B. Wishnack          11,768,507         1,164,074          0

       Two-Year Term

       Lowell C. Freiberg            11,764,913         1,167,668          0

       One-Year Term

       Robert M. Steinberg           11,768,409         1,164,172          0

       No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.  Exhibits and Reports on Form 8-K

        a)  Exhibits



        Exhibit No.                                      Document
        -----------                                      --------


          10.1           Change of Control Employment Agreement, dated March 1, 1998, between the
                         Registrant and Herbert Wender.

          10.2           Change of Control Employment Agreement, dated March 1, 1998, between the
                         Registrant and Jeffrey A. Tischler.

          10.3           Employment Agreement, dated March 1, 1998, between the Registrant and Charles H.
                         Foster, Jr.

          10.4           Employment Agreement, dated March 1, 1998, between the Registrant and Herbert
                         Wender.

          10.5           Employment Agreement, dated March 1, 1998, between the Registrant and Janet A.
                         Alpert.

          10.6           Employment Agreement, dated March 1, 1998, between the Registrant and Jeffrey A.
                         Tischler.

          10.7           Employment Agreement, dated March 1, 1998, between the Registrant and G. William
                         Evans.

          10.8           LandAmerica Financial Group, Inc. 1991 Stock Incentive Plan, as amended May 16, 1995,
                         May 21, 1996, November 1, 1996 and June 16, 1998, incorporated by reference to
                         Exhibit 4.7 of the Registrant's Form S-8 Registration Statement, filed July 14, 1998
                         (Registration No. 333-59055).

          11             Statement re:  Computation of Per Share Earnings.

          27             Financial Data Schedule (electronic copy only).

        b)  Reports on Form 8-K

            The Company filed a Form 8-K/A (Amendment No. 1) on April 14, 1998 that amended the Company's Current Report on Form 8-K filed on March 16, 1998 to report the Acquisition. The Form 8-K/A was filed to include as an additional exhibit a consent from the accountants for Commonwealth/Transnation.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      LANDAMERICA FINANCIAL GROUP, INC.
                                     ---------------------------------
                                      (Registrant)





Date:       August 12, 1998             /s/ Charles Henry Foster, Jr.
       ------------------------     ---------------------------------
                                      Charles Henry Foster, Jr.
                                      Chairman and Chief Executive Officer





Date:       August 12, 1998             /s/ Jeffrey Alan Tischler
       ------------------------     -----------------------------
                                      Jeffrey Alan Tischler
                                      Executive Vice President and Chief
                                       Financial Officer

                                  EXHIBIT INDEX

  Exhibit
    No.             Description
  -------           -----------


  10.1            Change of Control Employment Agreement, dated March 1, 1998, between the Registrant and
                  Herbert Wender.

  10.2            Change of Control Employment Agreement, dated March 1, 1998, between the Registrant and
                  Jeffrey A. Tischler.

  10.3            Employment Agreement, dated March 1, 1998, between the Registrant and Charles H. Foster,
                  Jr.

  10.4            Employment Agreement, dated March 1, 1998, between the Registrant and Herbert Wender.

  10.5            Employment Agreement, dated March 1, 1998, between the Registrant and Janet A. Alpert.

  10.6            Employment Agreement, dated March 1, 1998, between the Registrant and Jeffrey A. Tischler.

  10.7            Employment Agreement, dated March 1, 1998, between the Registrant and G. William Evans.

  10.8            LandAmerica Financial Group, Inc. 1991 Stock Incentive Plan, as amended May 16, 1995, May
                  21, 1996, November 1, 1996 and June 16, 1998, incorporated by reference to Exhibit 4.7 of the Registrant's Form S-8 Registration Statement, filed July 14, 1998 (Registration No.
                  333-59055).

  11              Statement Re:  Computation of Earnings Per Share.

  27              Financial Data Schedule (electronic copy only).