Form 10-Q
period 1998-09-30
LANDAMERICA FINANCIAL GROUP INC
filed 1998-11-12
CIK 877355

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



        For Quarter Ended September 30, 1998 Commission File No. 1-13990



                        LANDAMERICA FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)



          Virginia                                       54-1589611
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


       101 Gateway Centre Parkway, Richmond, Virginia        23235
          (Address of principal executive offices)         (Zip Code)


        Registrant's telephone number, including area code (804) 267-8000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock          15,242,399                 November 6, 1998
      No Par Value

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX



                                                                        Page No.


                          PART I. FINANCIAL INFORMATION


Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets......................................3

            Consolidated Statements of Operations ...........................5

            Consolidated Statements of Changes
                in Shareholders' Equity......................................6

            Consolidated Statements of
                Cash Flows...................................................7

            Notes to Consolidated
                Financial Statements.........................................8


Item 2.     Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations...................................11



                           PART II. OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K................................16

            Signatures......................................................17

                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)


                                                                                September 30,      December 31,
ASSETS                                                                              1998              1997
------                                                                              ----              ----

INVESTMENTS:
    Fixed maturities:
        Available-for-sale - at fair value (amortized
           cost: 1998 -$718,417; 1997 - $251,182)                            $       731,865           $262,776
    Mortgage loans (less allowance for doubtful
        accounts: 1998 - $155; 1997 - $150)                                           10,577                448
    Invested cash                                                                    112,851             34,420
                                                                              --------------        -----------

        Total Investments                                                            855,293            297,644

CASH                                                                                  60,982             35,629

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts:
        1998 -$2,039; 1997 - $1,083)                                                   7,968              5,911
    Premiums (less allowance for doubtful
        accounts: 1998 - $8,523; 1997 - $2,693)                                       63,262             28,659
    Income tax recoverable                                                               -                2,392
                                                                             ---------------        -----------

        Total Notes and Accounts Receivable                                           71,230             36,962

PROPERTY AND EQUIPMENT - at cost (less
    accumulated depreciation and amortization:
    1998 -$84,160; 1997 - $51,775)                                                    48,734             21,896

TITLE PLANTS                                                                          96,594             48,984

GOODWILL (less accumulated amortization:
    1998 - $24,081; 1997 - $14,507)                                                  341,791             57,687

DEFERRED INCOME TAXES                                                                 82,511             21,610

OTHER ASSETS                                                                          77,888             34,281
                                                                             ---------------        -----------

        Total Assets                                                         $     1,635,023        $   554,693
                                                                             ===============        ===========

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)


                                                                                September 30,       December 31,
LIABILITIES                                                                          1998               1997
                                                                                     ----               ----
POLICY AND CONTRACT CLAIMS                                                   $      504,663         $   202,477

ACCOUNTS PAYABLE AND
    ACCRUED EXPENSES                                                                157,206              47,922

INCOME TAXES                                                                         16,866                 -

NOTES PAYABLE                                                                       207,630               6,994

OTHER LIABILITIES                                                                    10,109               4,896
                                                                             --------------         -----------

        Total Liabilities                                                           896,474             262,289
                                                                             --------------         -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares
    authorized; no shares of Series A Junior Participating
    Preferred Stock issued or outstanding; 2,200,000
    shares of 7% Series B Cumulative Convertible
    Preferred Stock issued and outstanding in 1998                                  175,700                 -

Common stock, no par value, 45,000,000 shares
    authorized; shares issued and outstanding:
    1998 - 15,242,007; 1997 - 8,964,633                                             380,033             168,066

Unrealized investment gains (less related
    deferred income tax expense:  1998 - $4,707;
    1997 - $4,058)                                                                    8,741               7,536

Retained earnings                                                                   174,075             116,802
                                                                             --------------         -----------

    Total Shareholders' Equity                                                      738,549             292,404
                                                                             --------------         -----------

           Total Liabilities and Shareholders' Equity                        $    1,635,023         $   554,693
                                                                             ==============         ===========

                             See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                           1998            1997           1998             1997
                                                           ----            ----           ----             ----
REVENUES
    Premiums, title search, escrow and other           $  498,987     $  160,356     $  1,241,252    $  439,544
    Investment income - net                                16,262          4,036           36,618        12,419
                                                       ----------     ----------     ------------    ----------

        Total Revenues                                    515,249        164,392        1,277,870       451,963
                                                       ----------     ----------     ------------    ----------

EXPENSES
    Salaries and employee benefits                        142,245         51,778          375,732       148,596
    Agents' commissions                                   199,444         54,178          475,386       149,944
    Provision for policy and contract claims               25,923          8,590           64,545        23,910
    Assimilation costs                                        -              -             11,517           -
    Interest expense                                        3,287            151            7,479           393
    General, administrative and other                      95,867         36,654          243,232       102,601
                                                       ----------     ----------      -----------    ----------

        Total Expenses                                    466,766        151,351        1,177,891       425,444
                                                       ----------     ----------      -----------    ----------

INCOME BEFORE INCOME TAXES                                 48,483         13,041           99,979        26,519

INCOME TAX EXPENSE (BENEFIT)
    Current                                                19,816          5,259           43,647        12,919
    Deferred                                               (1,972)          (659)          (7,790)       (3,699)
                                                       ----------     ----------      -----------    ----------

        Total Income Tax Expense                           17,844          4,600           35,857         9,220
                                                       ----------     ----------      -----------    ----------

NET INCOME                                                 30,639          8,441           64,122        17,299

DIVIDENDS - PREFERRED STOCK                                (1,925)           -             (4,577)          -
                                                       ----------     ----------      -----------    ----------

NET INCOME AVAILABLE TO
    COMMON SHAREHOLDERS                                $   28,714     $    8,441      $    59,545    $   17,299
                                                       ----------     ----------      -----------    ----------

NET INCOME  PER COMMON SHARE                           $     1.89     $     0.95      $      4.33    $     1.94
                                                       ==========     ==========      ===========    ==========

NET INCOME PER COMMON SHARE
    ASSUMING DILUTION                                  $     1.51     $     0.92      $      3.61    $     1.90
                                                       ==========     ==========      ===========    ==========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                              15,168          8,919           13,753         8,911

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING
    ASSUMING DILUTION                                      20,296          9,141           17,786         9,089


                             See accompanying notes.

                        LANDAMERICA FINANCIAL GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                            (In thousands of dollars)
                                   (Unaudited)



                                                      Common Stock                    Preferred Stock
                                                  Shares       Amount             Shares          Amount
                                                  ------       ------             ------          ------

Balance - December 31, 1997                      8,964,633   $ 168,066               -        $      -
Comprehensive income
    Net income                                         -            -                -               -
    Other comprehensive income, net
        of tax:
        Net unrealized gains on securities             -            -                -               -


Comprehensive income                                   -            -                -               -


    Common and preferred stock issued            6,117,973     206,975         2,200,000         175,700
    Stock option and incentive plans               159,401       4,992               -               -
    Preferred dividends (7%)                           -            -                -               -
    Common dividends ($0.10/share)                     -            -                -               -
                                               -----------   ----------       ----------      ----------

Balance - September 30, 1998                    15,242,007   $ 380,033         2,200,000      $  175,700
                                               ===========   ==========       ==========      ==========

Balance - December 31, 1996                      8,889,791   $ 167,044               -        $      -

Comprehensive income
    Net income                                         -            -                -               -
    Other comprehensive income
        net of tax:
        Net unrealized gains on securities             -            -                -               -


Comprehensive income                                   -            -                -               -


    Stock options and incentive plans               38,250         577               -               -
    Dividends ($0.10/share)                            -            -                -               -
                                               -----------   ----------       ----------      ----------

Balance - September  30, 1997                    8,928,041   $ 167,621               -        $      -
                                               ===========   ==========       ==========      ==========





                                                     Net            Net              Total
                                                 Unrealized       Retained       Stockholders'
                                                    Gains         Earnings          Equity
                                                    -----         --------          ------

Balance - December 31, 1997                       $ 7,536        $ 116,802        $ 292,404
Comprehensive income
    Net income                                       -              64,122           64,122
    Other comprehensive income, net
        of tax:
        Net unrealized gains on securities          1,205              -              1,205
                                                                                  ---------

Comprehensive income                                 -                 -             65,327
                                                                                  ---------

    Common and preferred stock issued                -                 -            382,675
    Stock option and incentive plans                 -                 -              4,992
    Preferred dividends (7%)                         -              (4,577)          (4,577)
    Common dividends ($0.10/share)                   -              (2,272)          (2,272)
                                                  ------         ---------        ---------

Balance - September 30, 1998                      $ 8,741        $ 174,075        $ 738,549
                                                  =======        =========        =========

Balance - December 31, 1996                        $2,694         $ 92,430        $ 262,168

Comprehensive income
    Net income                                        -             17,299           17,299
    Other comprehensive income
        net of tax:
        Net unrealized gains on securities          2,623              -              2,623
                                                                                  ---------

Comprehensive income                                 -                 -             19,922
                                                                                  ---------

    Stock options and incentive plans                -                 -                577
    Dividends ($0.10/share)                          -             (1,337)           (1,337)
                                                  ------         --------         ----------

Balance - September  30, 1997                     $ 5,317       $ 108,392         $ 281,330
                                                  =======       =========         =========



                             See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                            (In thousands of dollars)
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                            September 30,
                                                                         1998             1997
                                                                         ----             ----
Cash flows from operating activities:
    Net income                                                        $ 64,122        $  17,299
        Depreciation & amortization                                     17,328            7,736
        Amortization of bond premium                                       193              339
        Realized investment gains                                       (3,056)            (113)
        Deferred income tax                                             (7,790)          (3,699)
        Change in assets & liabilities:
           Notes receivable                                             (2,057)             607
           Premiums receivable                                          (2,437)          (7,453)
           Income taxes receivable/payable                              17,416           (1,739)
           Policy & contract claims                                     26,074            3,580
           Accounts payable and accrued expenses                        (5,700)          (3,923)
           Cash surrender value of life insurance                                        (1,081)
           Other                                                       (19,305)          (2,740)
                                                                    ----------        ---------

               Net cash provided by operating activities                84,788            8,813
                                                                    ----------        ---------

Cash flows from investing activities:
    Purchase of property & equipment - net                              (8,712)          (5,090)
    Purchase of businesses, net of cash acquired                      (126,346)              -
    Cost of investments acquired:
        Fixed maturities                                              (163,302)         (84,128)
        Equity securities                                                   -                (6)
        Mortgage loans                                                      -                -
    Proceeds from investment sales or maturities:
        Fixed maturities                                                94,012           53,575
        Equity securities                                                   -                90
        Mortgage loans                                                      10               24
                                                                    ----------        ---------
               Net cash used in investing activities                  (204,338)         (35,535)
                                                                    ----------        ---------
Cash flows from financing activities:
    Shares issued                                                       80,866               -
    Repayment of cash surrender value loan                              (1,319)          (7,713)
    Dividends paid                                                      (6,849)          (1,337)
    Change in notes payable                                            150,636            3,180
                                                                    ----------        ---------
               Net cash provided by (used in) financing activities     223,334           (5,870)
                                                                    ----------        ---------
               Net increase (decrease) in cash and invested cash       103,784          (32,592)

Cash & invested cash at beginning of period                             70,049           95,623
                                                                    ----------        ---------
Cash & invested cash at end of period                                 $173,833        $  63,031
                                                                      ========        =========

                             See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars except per share amounts)



1.       Interim Financial Information

         The unaudited consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934. This report should be read in conjunction with the aforementioned Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of this information have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

         Certain 1997 amounts have been reclassified to conform to the 1998 presentation.


2.       Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (Statement 128), which was adopted by the Company on December 31, 1997. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options are excluded and dual presentation of basic and diluted earnings per share is required unless the per share amounts are equal. The 1997 earnings per share amounts have been restated to conform with Statement 128 requirements (see Note 4).

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


3.       Acquisition

         On February 27, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Commonwealth Land Title Insurance Company and Transnation Title Insurance Company ("Commonwealth/Transnation") from Reliance Insurance

         Company, a subsidiary of Reliance Group Holdings, Inc. (the "Acquisition"). The shares were acquired in exchange for 4,039,473 shares of the Company's common stock (book value, net of offering costs
         - $130,728); 2,200,000 shares of the Company's 7% Series B Cumulative Convertible Preferred Stock, which are the equivalent of 4,824,561 shares of common stock (book value - $175,700); the net proceeds of an offering of 1,750,000 shares of common stock ($65,921); and cash financed with bank debt ($200,681). The Acquisition has been accounted for by the Company using the "purchase" method of accounting. The assets and liabilities of Commonwealth/Transnation have been substantially revalued to their respective fair market values. The financial statements of the Company reflect the combined operations of the Company and Commonwealth/Transnation from the closing date of the Acquisition.

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

         The following unaudited pro forma results of operations of the Company give effect to the acquisition of Commonwealth/Transnation as though the transaction had occurred on January 1, 1997. These operating results exclude the effect of assimilation charges.



                                                                           Nine Months Ended
                                                                            September 30,
                                                                    1998                   1997
                                                                    ----                   ----

     Gross revenues                                                  $  1,422,583       $  1,089,283
     Operating revenues                                                 1,380,384          1,052,441
     Investment income                                                     42,199             36,842
     Expenses                                                             782,320            625,665
     Net income                                                            76,814             36,880
     Less preferred dividends                                              (5,775)            (5,775)
                                                                     ------------       ------------
     Net income available to common shareholders                           71,039             31,105

     Net income per common share                                     $       4.71       $       2.08
     Net income per common share assuming dilution                           3.80               1.85

     Weighted number of average common shares
        outstanding                                                        15,098             14,963
     Weighted number of average common
        shares assuming dilution                                           20,203             19,965

4.   Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                    September 30,
                                                          1998           1997              1998          1997
                                                          ----           ----              ----          ----

     Numerator:
        Net income                                    $   30,639      $   8,441       $   64,122     $   17,299
        Preferred stock dividends                         (1,925)           -              4,577            -
                                                      ----------      ---------       ----------     ----------

        Numerator for basic earnings
           per share - income available
           to common shareholders                     $   28,714      $   8,441       $   59,545     $   17,299

        Preferred stock dividends                          1,925            -              4,577            -
                                                      ----------      ---------       ----------     ----------

           Numerator for diluted
               earnings per share -
               income available to common
               shareholders after assumed
               conversion                             $   30,639      $   8,441       $   64,122     $   17,299

     Denominator:
        Denominator for basic earnings
           per share - weighted average
           shares                                         15,168          8,919           13,753          8,911

        Effect of dilutive securities:
           Employee stock options                            303            222              281            177
        Convertible preferred stock                        4,825            -              3,752            -
                                                      ----------      ---------       ----------     ----------

           Denominator for diluted
               earnings per share -
               adjusted weighted-average
               shares                                     20,296          9,141           17,786          9,088

     Basic earnings per share                         $     1.89      $    0.95       $     4.33     $     1.94
                                                      ==========      =========       ==========     ==========

     Diluted earnings per share                       $     1.51      $    0.92       $     3.61     $     1.90
                                                      ==========      =========       ==========     ==========

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES



Results of Operations

General

On February 27, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Commonwealth Land Title Insurance Company and Transnation Title Insurance Company ("Commonwealth/Transnation") from Reliance Insurance Company, a subsidiary of Reliance Group Holdings, Inc. (the "Acquisition"). The assets and liabilities of Commonwealth/Transnation have been revalued to their respective fair market values. The financial statements of the Company reflect the combined operations of the Company and Commonwealth/Transnation from the closing date of the Acquisition.

The following discussion includes information on pro forma results of operations that assumes that the Commonwealth/Transnation operations were included for the entire first nine months of 1998 and 1997. For additional information, see Note 3 of the Notes to Consolidated Financial Statements set forth elsewhere in this report.

Net Income

The Company reported net income of $30.6 million, or $1.51 per share on a diluted basis, for the third quarter ended September 30, 1998, compared to net income of $8.4 million, or $0.92 per share on a diluted basis, for the third quarter ended September 30, 1997. On a pro forma basis, net income for the third quarter of 1997 was $18.7 million or $0.94 per share on a diluted basis. Included in the 1998 third quarter results were after-tax gains from sales of investments of $1.8 million, or $0.09 per share on a diluted basis.

For the nine months ended September 30, 1998, net income was $64.1 million, or $3.61 per share on a diluted basis, as compared to $17.3 million, or $1.90 per share on a diluted basis, in the prior year period. Net income before assimilation costs for the nine months ended September 30, 1998 was $71.6 million, or $4.03 per share on a diluted basis. Included in the 1998 nine-month results were after-tax gains from sales of investments of $2.1 million, or $0.12 per share on a diluted basis. On a pro forma basis, net income would have been $76.8 million and $36.9 million in the first nine months of 1998 and 1997, respectively. Also, on a pro forma basis, diluted earnings per share would have been $3.80 and $1.85 in the first nine months of 1998 and 1997, respectively.

Revenues

Operating revenues for the third quarter of 1998 were a record $499.0 million, compared to $160.4 million in the third quarter of 1997. On a pro forma basis, operating revenues for the third quarter of 1997 would have been $386.6 million. In addition to the inclusion of Commonwealth and Transnation revenues in the 1998 quarter, the increase is the result of increased volumes in residential and commercial resale and refinancing transactions, reflecting the continuing favorable interest rate environment and the general health of the national real estate markets.

For the first nine months of 1998, operating revenues were $1.24 billion, compared to $439.5 million in the corresponding 1997 period. On a pro forma basis, operating revenues for the first nine months of 1998 would have been $1.38 billion, compared to $1.05 billion in the prior year period.

Expenses

Assimilation costs of approximately $11.5 million were incurred in the first nine months of 1998 in connection with the acquisition of Commonwealth/Transnation. No such costs were incurred in the third quarter of 1998.

The operating margin (before claims, interest expense and investment income and excluding the charge for assimilation costs) was 12.3% in the third quarter of 1998 compared to 11.1% in the third quarter of 1997. In the first nine months of 1998, the operating margin was 11.8% compared to 8.7% in the first nine months of 1997. The improvement in operating margins reflects continued benefit of increased operating revenues with a less than proportionate increase in expenses to handle the increased volumes.

The Company claims experience continues to be favorable as evidenced by claims ratios of 5.2% of operating revenue for the third quarter and first nine months of 1998 compared to 5.4% in the comparable 1997 periods.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 1998 was $84.8 million. As of September 30, 1998, the Company held cash and invested cash of $173.8 million and fixed maturity securities of $731.9 million.

With the closing of the Acquisition on February 27, 1998, the Company incurred debt of $200.7 million and issued 2.2 million shares of 7% Series B Cumulative Convertible Preferred Stock. The Company believes that it will be able to fund the approximately $20.0 million annual servicing requirement of the debt and preferred stock largely from increased cash flow from operations as a result of the Acquisition. In addition, the Company has a working capital line of credit in the amount of $30 million which was unused at September 30, 1998.

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

Year 2000 readiness is a major undertaking involving the review and modification of multiple, interacting information technology systems, including the Company's systems, equipment, facilities, services, and products as well as those of third party business partners (essential suppliers, vendors, service contractors, distributors, joint ventures, creditors, borrowers, financial service organizations, etc.). Certain equipment and facilities (such as telephones, voicemail, elevators) may contain embedded chips or microcontrollers that will need to be replaced.

The Company began its formal Year 2000 compliance program in 1996. The Year 2000 Project Team was appointed to assess the Year 2000 vulnerability of the Company's significant systems, equipment, facilities, services, and products. The Year 2000 Project Team is comprised of internal and external personnel. Several Company executives, including the Company's President, serve as Project Team Sponsors. The Year 2000 Project Team is separate and distinct from the Company's information and technology department.

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

The Year 2000 Project Team has divided its Year 2000 compliance program into four (4) phases with estimated completion deadlines: assessment (internal fourth quarter 1998, external first quarter 1999), remediation/replacement (second quarter 1999), testing (second quarter 1999), and integration (third quarter
1999). The Company has assembled and engaged the Year 2000 Project Team. Budgets and resources have been examined. Remediation tools have been acquired. The Company's headquarter main frame and facilities have been assessed. A pilot program for testing resources and facilities in the field has been implemented and, as of the end of the third quarter, 95% of the field has been inventoried.

Although the Company has developed a Year 2000 compliance program, there is no guarantee that the systems of other companies, upon which the Company's systems rely, will be properly converted in a timely manner or will not have an adverse effect on the Company's systems. Thus, the Company has surveyed and continues to monitor its important business partners to undertake a self-analysis and report any Year 2000-related issues that might impact the Company. The Company considers the Year 2000 readiness of its business partners as an important factor in its business dealings and relationships. Of course, notwithstanding the Company's efforts or results, the actions or omissions of third parties beyond the Company's knowledge or control may adversely affect its ability to function unaffected to and through the Year 2000, including the possibility of lost revenues or lawsuits by third parties.

Realizing the importance of Year 2000 readiness, the Company has allocated approximately $14.1 million in the aggregate from its general operating funds to the Year 2000 issue. Although significant, this amount is not material to the Company's operational budget. An approximate allocation of the budgeted amount is $4.0 for assessment, $5.0 for remediation/replacement, $2.5 for testing, $1.3 for integration, and $1.3 for contingencies. To date, approximately $3.6 million has been spent in the assessment, remediation and testing phase(s). Since the Year 2000 Project Team is separate from the Company's information and technology department and the amount allocated to the Year 2000 issue is specifically allocated for that purpose, the allocation has not resulted in the delay of any other non-Year 2000 related information and technology projects.

The Company believes that it has identified all of the business systems vital to its operations and that its Year 2000 compliance program will result in the continuation of the Company's operations to and through the Year 2000 and beyond. However, the Year 2000 issue, and its resolution, is complex and multifaceted. The success of a response plan cannot be conclusively known until the Year 2000 is reached (or an earlier date to the extent that systems and equipment address Year 2000 date data prior to year 2000). Even with appropriate and diligent pursuit of a well-conceived response plan, including testing procedures, there is no certainty that any company will achieve complete success. However, the Company is diligently trying to ensure that its significant systems, equipment, facilities, services, and products will not be adversely affected by the Year 2000 problem. As such, the Company has engaged a Corporate Contingency Planner to develop a contingency plan to address the worst case scenario if the Company's Year 2000 compliance program should fail to address the Year 2000.

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

                           PART II. OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

a)    Exhibits

   Exhibit No.                                      Document

       10.1 Employment Agreement dated March 31, 1998 between the Registrant and John M. Carter.

       11                 Statement re:  Computation of Per Share Earnings.

       27                 Financial Data Schedule (electronic copy only).


b)    Reports on Form 8-K

      None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LANDAMERICA FINANCIAL GROUP, INC.
                                     (Registrant)





Date:       November 11, 1998               /s/ Charles Henry Foster, Jr.
       --------------------------       ---------------------------------------
                                          Charles Henry Foster, Jr.
                                          Chairman and Chief Executive Officer





Date:      November 11, 1998                /s/ Jeffrey Alan Tischler
       -------------------------        ---------------------------------------
                                          Jeffrey Alan Tischler
                                          Executive Vice President and Chief
                                             Financial Officer

                                  EXHIBIT INDEX


Exhibit
  No.        Description

   10.1 Employment Agreement dated March 31, 1998 between the Registrant and John M. Carter.

   11        Statement Re:  Computation of Earnings Per Share.

   27        Financial Data Schedule (electronic copy only).