Form 10-K405
period 1998-12-31
LANDAMERICA FINANCIAL GROUP INC
filed 1999-03-30
CIK 877355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-13990

                        LANDAMERICA FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  Virginia                                    54-1589611
      (State or other jurisdiction of                      (IRS Employer
       incorporation or organization)                     Identification No.)

         101 Gateway Centre Parkway
             Richmond, Virginia                               23235-5153
    (Address of principal executive offices)                  (Zip Code)

                                 (804) 267-8000
              (Registrant's telephone number, including area code)

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
                                               Yes  X   No
                                                  -----   -----

         The aggregate market value of voting stock held by non-affiliates of the registrant on March 16, 1999 was approximately $384,153,000. Executive officers and directors of the registrant and beneficial owners of more than 10% of the Common Stock are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

         The number of shares of Common Stock, without par value, outstanding on March 16, 1999 was 15,297,502.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the definitive proxy statement for the 1999 Annual Meeting of Shareholders (to be filed) are incorporated by reference into Part III hereof.

                                     PART I


ITEM 1.     BUSINESS

The Company

         LandAmerica Financial Group, Inc. (the "Company") is a holding company organized under the laws of the Commonwealth of Virginia on June 24, 1991. The Company, through its subsidiaries, is engaged in the business of issuing title insurance policies and performing other real estate-related services for both residential and commercial real estate transactions. As a holding company, the Company has greater flexibility in conducting certain operations, especially with regard to capital transactions, while the operating title insurance subsidiaries remain subject to regulation by the various states. See "Regulation" below.

         The Company has its principal executive offices at 101 Gateway Centre Parkway, Richmond, Virginia 23235-5153. Its telephone number is (804) 267-8000. Unless the context otherwise requires, the Company, as used herein, refers to the Company and each of its subsidiaries.

Overview of the Company's Operations

         Title Insurance. The Company issues title insurance policies through its various title underwriting subsidiaries. The Company's three principal title underwriting subsidiaries are Commonwealth Land Title Insurance Company ("Commonwealth"), Lawyers Title Insurance Corporation ("Lawyers Title") and Transnation Title Insurance Company ("Transnation"). The Company also owns 11 other title insurance underwriters, including Commonwealth Land Title Insurance Company of New Jersey, Oregon Title Insurance Company, Title Insurance Company of America and Industrial Valley Title Insurance Company. The collective operations of these subsidiaries cover the entire United States (with the exception of Iowa, which does not recognize title insurance) and certain territories of the United States.

         In connection with the issuance of title insurance policies, the Company performs title search and examination services and also offers closing protection letters to lenders and owners who purchase title insurance. The Company also furnishes certificates of title and abstracts of title in some states.

         Escrow and Closing Services. In addition to the issuance of title insurance policies, the Company provides escrow and closing services to a broad-based customer group that includes lenders, developers, real estate agents, attorneys and home buyers and sellers. In California and a number of western states, it is a general practice, incident to the issuance of title insurance policies, to hold funds and documents in escrow for delivery in real estate transactions upon fulfillment of the conditions to such delivery. In the mid-western states, Florida and some eastern cities, it is customary for the title company to close the transaction and disburse the sale or loan proceeds. Fees for such escrow and closing services are generally separate and distinct from premiums paid for title insurance policies.

         Ancillary Services. The Company offers a full range of residential real estate services to the national and regional mortgage lending community through its LandAmerica OneStop operation. The services of LandAmerica OneStop include the coordination of title insurance orders, credit reporting, flood certification, property appraisal and valuation, centralized closing and escrow services, real estate tax services, document preparation and property inspections. These services are available to national and regional mortgage lenders through a single point of contact with the Company and are provided by subsidiaries of the Company or through joint ventures or strategic alliances with third parties.

         The Company also is a provider of certain specialized services associated with real estate transactions through Commonwealth Relocation Services, Inc. ("Commonwealth Relocation") and its exchange company subsidiaries. Commonwealth Relocation offers national employee relocation services. LandAmerica Exchange Company and The National 1031 Exchange
Corporation facilitate property exchanges pursuant to Section 1031 of the Internal Revenue Code by holding the sale proceeds from one transaction until a second acquisition occurs, thereby assisting customers in deferring the recognition of taxable income.

         Technology Subsidiaries. The title insurance industry has become increasingly automated. The Company has two wholly owned subsidiaries devoted to computer automation of various aspects of the title insurance business. Elliptus Technologies, Inc. ("Elliptus") develops and markets title production and escrow software that automates policy issuance, escrow and closing documentation and support functions. Datatrace Information Services Company, Inc. provides automated title plant services. In addition, the Company has one subsidiary, Day One, Inc., which develops and markets property valuation software to the appraisal industry.

Principal Title Underwriting Subsidiaries

         Commonwealth. Commonwealth was founded as a title insurance company in 1876 and was incorporated in the Commonwealth of Pennsylvania on April 1, 1944. Commonwealth is licensed by the insurance departments of 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

         Lawyers Title. Lawyers Title, a Virginia corporation, has been engaged primarily in the title insurance business since 1925. Lawyers Title's business is conducted in 49 states and in the District of Columbia, the territories of Puerto Rico and the U.S. Virgin Islands, the Bahamas and a number of Canadian provinces.

         Transnation. Transnation, an Arizona corporation, is the successor to Transamerica Title Insurance Company, which commenced business on March 26, 1910. Transnation is licensed by the insurance departments of 40 states and the District of Columbia.

Title Insurance and Underwriting

         Title Insurance. Title insurance policies are insured statements of the condition of title to real property. Such policies indemnify the insured from losses resulting from certain outstanding liens, encumbrances and other defects in title to real property that appear as matters of public record, and from certain other matters not of public record. Title insurance is generally accepted as the most efficient means of determining title to, and priority of interests in, real estate in nearly all parts of the United States. Many of the principal customers of title insurance companies buy insurance for the accuracy and reliability of the title search as well as for the indemnity features of the policy. The beneficiaries of title insurance policies are generally owners or buyers of real property or parties who make loans on the security of real property. An owner's policy protects the named insured against title defects, liens and encumbrances existing as of the date of the policy and not specifically excluded or excepted from its provisions, while a lender's policy, in addition to the foregoing, insures against the invalidity of the lien of the insured mortgage and insures the priority of the lien as stated in the title policy.

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

         Underwriting. The Company issues title insurance policies on the basis of a title report, which is prepared pursuant to underwriting guidelines prescribed by the Company, after a search of the public records, maps and documents to ascertain the existence of easements, restrictions, rights of way, conditions, encumbrances, liens or other matters affecting the title to, or use of, real property. In certain instances, a visual inspection of the property is also made. Title examinations may be made by branch employees, agency personnel or approved attorneys, whose reports are utilized by or rendered to a branch or agent and are the basis for the issuance of policies by the Company. In the case of difficult or unusual legal or underwriting issues involving potential title risks, the branch office or agent is instructed to consult with a designated supervising office. The Company's contracts with independent agents require that the agent seek prior approval of the Company in order to commit the Company to assume a risk over a stated dollar limit.

         The Company owns a number of title plants and in some areas leases or participates with other title insurance companies or agents in the cooperative operation of such plants. Title plants are compilations of copies of public records, maps and documents that are indexed to specific properties in an area, and they serve to facilitate the preparation of title reports. In many of the larger markets, the title plant and search procedures have been automated. To maintain the value of the title plants, the Company continually updates its records by regularly adding current information from the public records and other sources. In this way, the Company maintains the ability to produce quickly and at a reduced expense a statement of the instruments which constitute the chain of title to a particular property.

Direct and Agency Operations

         The Company issues title insurance policies through its direct operations (which include branch offices of its title insurers and wholly owned subsidiary agencies of the Company) or through independent title insurance agents. Where the policy is issued through its direct operations, the search is performed by or at the direction of the Company, and the premium is collected and retained by the Company. Where the policy is issued through an independent agent, the agent generally performs the search (in some areas searches are performed by approved attorneys), examines the title, collects the premium and retains a portion of the premium. The remainder of the premium is remitted to the Company as compensation for bearing the risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies from region to region and is sometimes regulated by the states. The Company is obligated to pay title claims in accordance with the terms of its policies, regardless of whether it issues policies through direct operations or independent agents. In the fiscal year ended December 31, 1998, approximately 48.9% of total title insurance revenues were derived from direct operations and 51.1% came from independent agents.

         The premium for title insurance is due in full when the real estate transaction is closed. Title insurance premium revenues from direct operations are recognized by the Company upon the closing of the transaction, whereas premium revenues from agency operations are recognized by the Company upon receipt of such premiums. Premiums from independent agents are typically remitted to the Company an average of 90 days after the closing of the real estate transaction.

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

         In the ordinary course of business, the Company's underwriting subsidiaries represent and defend the interests of their insureds, and provide on the Company's consolidated books for estimated losses and loss adjustment expenses. Title insurers are sometimes subject to unusual claims (such as claims of Indian tribes to land formerly inhabited by them) and to claims arising outside the insurance contract, such as for alleged negligence in search, examination or closing, alleged improper claims handling and alleged bad faith. The damages alleged in such claims arising outside the insurance contract may often exceed the stated liability limits of the policies involved. While the Company in the ordinary course of its business has been subject from time to time to these types of claims, the Company's losses to date on such claims have not been significant in number or material in dollar amount to the Company's financial condition.

         Liabilities for estimated losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 1998. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the reserves for losses and loss adjustment expenses are adequate. Independent actuaries review the adequacy of reserves on an interim basis and certify as to their adequacy on an annual basis. The reserve estimates are continually reviewed and adjusted as the Company's loss experience develops or new information becomes known. Any adjustments to loss reserve estimates are included as a current operating expense. The provision for policy and contract claims as a percentage of operating revenues for 1998 was 5.2%, for 1997 was 5.4%, and for 1996 was 5.2%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

         The Company generally pays losses in cash; however, it sometimes settles claims by purchasing the interest of the insured in the real property or the interest of the claimant adverse to the insured. Assets acquired in this manner are carried at the lower of cost or estimated realizable value, net of any indebtedness thereon.

         Standard & Poors Corporation ("S&P") has assigned a financial strength rating of "A" to the title insurance operations of the Company. According to S&P, an insurer rated "A" has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings. Duff & Phelps Credit Rating Co. ("Duff & Phelps") has assigned an "A" rating to the claims-paying ability of the Company. According to Duff & Phelps, an "A" rating is assigned to those companies which have a high claims-paying ability, protection factors are average and there is an expectation of variability in risk over time due to economic and/or underwriting conditions. Duff & Phelps also assigns a ratings outlook along with its letter ratings to indicate its expectations of trends that relate to the claims-paying ability rating for the rated company. The ratings outlook assigned by Duff & Phelps may be either "positive," "stable" or "negative." According to Duff & Phelps, the ratings outlook for the Company is "positive." The S&P and Duff & Phelps ratings are not designed for the protection of investors and do not constitute recommendations to buy, sell or hold any security.

         The Company  places a high priority on  maintaining  effective  quality assurance and claims administration programs. The Company's quality assurance program focuses on quality control, claims prevention and product risk assessment for its independent agencies. The claims administration program focuses on improving liability analysis, prompt, fair and effective handling of claims, prompt evaluation of settlement or litigation with first and third-party claimants and appropriate use of ADR (Alternative Dispute Resolution) in claims processing. In addition, to reduce the incidence of agency defalcations, the Company has implemented due diligence requirements in connection with the appointment of new agents, adopted procedures for renewing existing agents and established an Agency Audit Program. The Company continues to refine its systems for maintaining effective quality assurance and claims administration programs.

Reinsurance and Coinsurance

         The Company distributes large title insurance risks through the mechanisms of reinsurance and coinsurance. In reinsurance agreements, the reinsurer accepts that part of the risk which the primary insurer (the "ceding company" or "ceder") decides not to retain, in consideration for a portion of the premium. A number of factors may enter into a company's decision to reinsure, including retention limits imposed by state law, customer demands and the risk retention philosophy of the company. The ceder, however, remains liable to the insured for the total risk, whether or not the reinsurer meets its obligation. The Company may reinsure from among its own title insurance subsidiaries or may reinsure with unaffiliated reinsurers. As a general rule, when the Company purchases reinsurance on a particular risk from unaffiliated reinsurers, it will generally retain a primary risk of $5.0 million and may participate with such reinsurers on liability amounts above the primary level on a secondary level. Reinsurance is generally purchased from unaffiliated reinsurers if the risk is greater than $150.0 million.

         The Company assumes reinsurance from unaffiliated title insurance underwriters pursuant to a standard reinsurance agreement concerning specific title insurance risks for properties on which it assumes a portion of the liability. The Company has entered into numerous reinsurance agreements with other title insurance underwriters on specific transactions. The Company's exposure on all reinsurance assumed is reduced due to retention by the ceding company of a substantial primary risk level. In addition, exposure under these agreements generally ceases upon a transfer of the insured properties and, with respect to insured loans, is decreased by reductions in mortgage loan balances. Because of this, the actual exposure is much less than the total reinsurance which the Company has assumed. The Company provides loss reserves on assumed reinsurance business on a basis consistent with reserves for direct business.

         The Company utilizes coinsurance to enable it to provide coverage in amounts greater than it would be willing or able to undertake individually. In coinsurance transactions, each individual underwriting company issues a separate policy and assumes a fraction of the overall total risk. Each coinsurer is liable only for the particular fraction of the risk it assumes.

         The Company enters into reinsurance and coinsurance arrangements with most of the larger participants in the title insurance market and such arrangements are not materially concentrated with any single title insurance company. Revenues and claims from reinsurance are not material to the Company's business as a whole.

         Two of the Company's subsidiaries, Commonwealth and Transnation, maintain excess-of-loss catastrophe reinsurance from Capital Title Reinsurance Co. These policies cover losses of up to $40.0 million in excess of $10.0 million for single properties and up to $40.0 million in excess of $20.0 million for multisite transactions.

Title Insurance Revenues

         The table below sets forth, for the years ended December 31, 1998 and 1997, the approximate dollars and percentages of the Company's revenues on a pro forma and historic basis for the ten states representing the largest percentages of such revenues and for all other states combined:

                                                 Revenues by State
                                              (Dollars in thousands)

                                            Pro Forma (1)                                    Historic
                              ------------------------------------------     -----------------------------------------
                                      1998                  1997                     1998                  1997
                              --------------------   ------------------      --------------------  -------------------
Texas                           $ 272,577    14.1%    $ 209,382   14.1%         $ 258,687   14.4%  $ 114,848    18.4%
California                        224,062    11.6%      163,314   11.0%           213,452   11.9%     66,933    10.7%
Florida                           149,220     7.7%      121,569    8.2%           136,673    7.6%     41,928     6.7%
Pennsylvania                      118,819     6.1%       87,329    5.9%           110,585    6.1%     36,878     5.9%
Michigan                          107,954     5.6%       78,918    5.3%           100,623    5.6%     30,064     4.8%
New York                          105,135     5.4%       95,903    6.5%            95,706    5.3%     27,761     4.5%
New Jersey                         65,765     3.4%       51,131    3.4%            60,126    3.3%     17,125     2.7%
Washington                         65,332     3.4%       50,229    3.4%            56,512    3.1%        128     0.0%
Arizona                            61,112     3.2%       28,988    2.0%            56,391    3.1%      1,381     0.2%
Colorado                           58,348     3.0%       39,451    2.7%            55,668    3.1%     32,011     5.1%
Other                             623,041    32.1%      468,158   31.5%           582,895   32.4%    202,075    32.4%
                              -----------   ------   ----------   -----       -----------  ------  ---------   ------
Total title revenues            1,851,365    95.6%    1,394,372   94.0%         1,727,318   95.9%    571,132    91.4%

Non-title revenues                 87,301     4.4%       92,155    6.0%            72,216    4.1%     51,649     8.6%
                              -----------   ------   ----------   -----       -----------  ------  ---------   ------

Total revenues                $1,938,666    100.0%   $1,486,527   100.0%      $1,799,534   100.0%   $622,781   100.0%
                              ===========   ======   ==========   ======      ===========  ======  =========   ======

(1) On February 27, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Commonwealth and Transnation. The pro forma amounts included in the table assume that the acquisition occurred at the beginning of 1998 and 1997, respectively.

Sales and Marketing

         The Title Insurance Market. For sales and marketing purposes, the Company generally views residential real estate activities and commercial real estate activities as two distinct sources of title insurance business. Residential real estate business results from the construction, sale, resale and refinancing of residential properties, while commercial real estate business results from similar activities with respect to properties with a business or commercial use. The Company has emphasized the development of its residential real estate business during the 1990's, while maintaining a leadership position in insuring commercial real estate transactions. Although precise data are not available to compare the percentage of total premium revenues of the Company derived from commercial versus residential real estate activities, approximately 80% of such revenues in 1998 resulted from policies providing coverage of $1.0 million or less (which tend to be residential) and approximately 20% of such revenues resulted from policies providing coverage in excess of $1.0 million.

         Residential Transactions. The Company's primary source of residential business is from the local real estate community, such as attorneys, real estate brokers and developers, financial institutions, mortgage brokers and independent escrow agents. Maintenance and expansion of these referral sources is integral to the Company's marketing strategy for local residential business. Although most of the Company's residential business arises from these local relationships, large national and regional residential mortgage originators continue to expand their role in the residential real estate market. These lenders are attracted to title insurance providers who can offer a single source for title insurance and a broad array of services related to residential real estate transactions. The Company has responded to this developing trend in the market by establishing LandAmerica OneStop as a single, convenient point of contact through which national and regional mortgage lenders can place orders for title insurance and other services related to real estate transactions. See "Overview of the Company's Operations - Ancillary Services."

         In addition, each of the Company's principal underwriting subsidiaries has developed brand name recognition in particular markets. Using a multiple brand strategy in which each of these subsidiaries markets and sells under its own name, the Company seeks to capitalize on long-standing customer relationships and referral sources and to target different market segments with different brand names.

         Commercial Transactions. The Company is one of the leading providers of title insurance for commercial transactions. The Company's National Commercial Services ("NCS") division specializes in the sale and servicing of title insurance for complex commercial and multi-property transactions. The Company has 16 NCS offices located in strategic metropolitan areas throughout the country. Each of these NCS offices markets title insurance products and services to large commercial customers located in its region and serves the customer's title insurance needs throughout the country. The Company also markets title insurance for commercial transactions through local direct operations and independent agents.

         In addition, the Company is one of the most strongly capitalized title insurers in the industry, with an aggregate statutory surplus of $385.6 million as of December 31, 1998. The financial strength of the Company is an important factor in marketing the Company's commercial title business capabilities, enabling it to underwrite larger title policies and retain higher levels of risk without purchasing reinsurance from a third party. The Company's capital position also supports a rating of "A" from each of Standard & Poors (financial strength) and Duff & Phelps (claims-paying ability). These ratings are important in competing for commercial title insurance business.

Customers

         As of December 31, 1998, no single independent agent was responsible for more than 5% of the title insurance revenues of any of the Company's principal underwriting subsidiaries. In addition, the Company is not dependent upon any single customer or any single group of customers. The loss of any one customer would not have a material adverse effect on the Company.

Competition

         The title insurance business is very competitive. Competition for residential title business is based primarily on service and, to a lesser extent, price. Service quality is based upon a number of factors, including technological capabilities (resulting in a readily accessible, efficient and reliable product) and the ability to respond quickly to customers. With respect to national and regional mortgage lenders, service quality includes a large distribution network and the ability to deliver a broad array of real estate services quickly, efficiently and through a single point of contact. Competition for commercial title business is based primarily on price, service, expertise in complex transactions and the size and financial strength of the insurer. Title insurance underwriters also compete for agents on the basis of service and commission levels.

         The Company is one of the largest title insurance underwriters in the United States based on title premium revenues. Its principal competitors are other major title insurance underwriters and their agency networks. The Company's principal competitors during 1998 were Chicago Title

Insurance Company, First American Title Insurance Company, Stewart Title Guaranty Company, Old Republic National Title Insurance Company and Fidelity National Title Insurance Company. Of the more than one hundred title insurance underwriting companies licensed in the United States, the top six companies account for approximately 89.2% of the title insurance market.

         The Company's title insurance subsidiaries are subject to regulation by the insurance authorities of the states in which they do business. See
"Regulation." Within this regulatory framework, the Company competes with respect to premium rates, coverage, risk evaluation, service and business development.

         State regulatory authorities impose underwriting limits on title insurers based primarily on levels of available capital and surplus. The Company has underwriting limits that are comparable to its competitors. While such limits may theoretically hinder the Company's title insurance subsidiaries' assumption of a particular large underwriting liability, in practice the Company has established its own internal risk limits at levels substantially lower than those allowed by state law. In addition, the Company may spread the risk of a large underwriting liability over its three principal title underwriting subsidiaries. Therefore, statutory capital-based risk limits are not considered by the Company to be a significant factor in the amount or size of underwriting it may undertake.

Regulation

         The title insurance business is regulated by state regulatory authorities who possess broad powers relating to the granting and revoking of licenses, and the type and amount of investments which the Company's title insurance subsidiaries may make. These state authorities also regulate insurance rates, forms of policies, claims handling procedures and the form and content of required annual statements, and have the power to audit and examine the financial and other records of these companies. Some states require title insurers to own or lease title plants. A substantial portion of the assets of the Company's title underwriting subsidiaries consists of their portfolios of investment securities. Each of these subsidiaries is required by the laws of its state of domicile to maintain assets of a statutorily defined quality and amount. See "Investment Policies" below. Under state laws, certain levels of capital and surplus must be maintained and certain amounts of portfolio securities must be segregated or deposited with appropriate state officials. State regulatory policies also restrict the amount of dividends which insurance companies may pay without prior regulatory approval.

         The National Association of Insurance Commissioners (the "NAIC") has adopted model legislation which if enacted would regulate title insurers and agents nationally and change certain statutory reporting requirements. The proposed legislation also would require title insurers to audit agents periodically and require licensed agents to maintain professional liability insurance. The Company cannot predict whether the proposed legislation or any provision thereof will be adopted in any state. Also, the NAIC has adopted an instruction requiring an annual certification of reserve adequacy by a qualified actuary. Because all of the states in which the Company's title insurance subsidiaries are domiciled require adherence to NAIC filing procedures, each such subsidiary, unless it qualifies for an exemption, must file an actuarial opinion with respect to the adequacy of its reserves.

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

Investment Policies

         The Company earns investment income from its portfolio of fixed-maturity debt securities issued principally by corporations and United States, state and local jurisdictions, as well as by United States government agencies. Substantially all of this portfolio is located in the Company's title underwriting subsidiaries. At December 31, 1998, approximately 98% of the Company's investment portfolio consisted of investment grade securities. The Company's portfolio is managed to comply with the various state regulatory requirements while maximizing net after-tax yield. The Company does not invest in common stock issued by unaffiliated entities. The investment portfolio is managed by professional investment advisors under guidelines which govern the types of permissible investments, investment quality, maturity and duration, and concentration of issuer. These guidelines, and the Company's investment strategies, are established and periodically re-examined by the Pension and Portfolio Committee of the Company's Board of Directors. This Committee also reviews the performance of the investment advisors on a quarterly basis. See
Note 3 to the Consolidated Financial Statements.

Cyclicality and Seasonality

         The title insurance business is closely related to the overall level of residential and commercial real estate activity, which is generally affected by the relative strength or weakness of the United States economy. In addition, title insurance volumes fluctuate based on the effect of changes in interest rates on the level of real estate activity. Economic downturns, or periods of increasing interest rates, usually have an adverse impact on real estate activity and therefore premium and fee revenues.

         Historically, residential real estate activity has been generally slower in the winter, when fewer families move, buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity is generally more uniform throughout the seasons, subject to interest rate stability. The Company typically reports its lowest revenues in the first quarter, with revenues increasing into the second quarter and through the third quarter. The fourth quarter customarily may be as strong as the third quarter, depending on the level of activity in the commercial real estate market.

         In 1998, the typical seasonality of the title insurance business was somewhat tempered by the high level of refinancing activity, which may not continue through 1999.

Employees

         As of December 31, 1998, the Company had 9,543 full time and 790 part time employees. The Company's relationship with its employees is good. Except for 15 employees in Pittsburgh, Pennsylvania, no employees of the Company are covered by any collective bargaining agreements, and the Company is not aware of any union organizing activity relating to its employees.

Environmental Matters

         Recent title insurance policies specifically exclude any liability for environmental risks or contamination. Older policies, while not specifically addressing environmental risks, are not considered to provide any coverage for such matters, and the Company does not expect any significant expenses related to environmental claims.

         The Company, through its subsidiaries, sometimes acts as a temporary title holder to real estate under a nominee holding agreement and sometimes participates in holding agreements involving tax-deferred exchanges. The Company's customers in such situations generally are financially strong entities from whom it secures indemnification for potential environmental and other claims. In other situations where the Company might acquire title to real estate, it will generally require that an appropriate environmental assessment be made to evaluate and avoid any potential liability.

Business Strategy

         In February 1998, the Company significantly expanded its operations by acquiring Commonwealth and Transnation from Reliance Group Holdings, Inc. With the acquisition, the Company became one of the largest title insurers in the United States. The Company's long term objective is to strengthen its position as a premier, low cost national provider of title insurance, information and closing services for transactions involving the transfer and financing of real estate. To accomplish this objective, the Company is pursuing various business strategies designed to enhance growth and maximize profitability throughout the real estate cycle.

         Expand Distribution Capabilities. The Company seeks to increase its share of the title insurance market by expanding and enhancing its distribution channels through the hiring and retention of experienced industry professionals with strong local relationships, the opening of new direct offices in markets with the potential for significant transaction volume, appointing new agents and selectively acquiring or engaging in joint ventures with title insurance companies and agencies in order to strengthen the Company's presence in particularly attractive markets. The Company also seeks to increase its share of title insurance revenues through its multiple brand strategy of marketing locally through its various title underwriting subsidiaries, which should enable the Company to capitalize on brand identification, establish more direct offices and agencies in designated markets and maintain and expand customer relationships and referral sources. In the case of the acquisition of agencies or small to medium-size underwriters, the Company reviews the agency's or underwriter's profitability, location, growth potential in its existing market, claims experience and, in the case of an underwriter, the adequacy of its reserves.

         Provide Efficient, High Quality Services. Because the Company believes that service quality is an important factor in competing for title insurance business, the Company seeks to provide high quality market driven services in a cost efficient manner. In this regard, the Company's strategy includes the utilization of technology to further automate the title production process and the delivery of related services and the increased development and marketing of multiple products and services to large national and regional mortgage lenders through the LandAmerica OneStop operation.

         Increase Commercial Title Business. To enhance its position as a leading provider of title insurance in commercial transactions, the Company expects to use its increased financial strength and claims-paying ability since the acquisition of Commonwealth and Transnation to underwrite larger commercial policies and attract a greater share of the commercial title business.

         Improve Margins and Manage Costs. The Company expects to maintain its focus on improving the Company's margins through revenue growth and management of operating costs, including cost reductions through consolidation of back office operations and the use of temporary or part-time employees to reduce the Company's fixed costs, thereby enhancing the Company's responsiveness to changes in levels of real estate activity.


ITEM 2.     PROPERTIES

         The Company owns an office building and adjacent real estate in Richmond, Virginia which it uses for its corporate headquarters. This property consists of approximately 128,000 square feet of office space and a parking
deck.  The  Company's  title  insurance   subsidiaries
conduct their business operations primarily in leased office space. At December 31, 1998, the Company had numerous leases for its branch offices and subsidiaries throughout the states in which it operates. In addition, it owns several properties which in aggregate are not material to its business taken as a whole.

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

         On February 23, 1998, the Company entered into an Agreement Containing Consent Order (the "Consent Order") with the Federal Trade Commission (the "FTC") in connection with the acquisition of Commonwealth and Transnation. The Consent Order required that the Company divest the rights, title and interest held by the Company prior to consummation of the acquisition, or the rights, title and interest held by Reliance Group Holdings, Inc. prior to consummation of the acquisition, in and to all title plants serving each of 12 localities named in the Consent Order. Seven of such localities were in Florida, three were in Michigan, and one each was in Washington, D.C. and St. Louis, Missouri. The Consent Order further required that the Company divest all user or access agreements pertaining to each divested title plant. As of February 26, 1999, the Company had completed the divestiture of all of the aforementioned title plants in accordance with the Consent Order. Pursuant to the terms of the Consent Order, the Company may not acquire, without prior notice to the FTC, any interest in a title plant in any of the named localities for a period of 10 years following the date of the Consent Order.

         The Company believes that its properties are maintained in good operating condition and are suitable and adequate for its purposes.


ITEM 3.     LEGAL PROCEEDINGS

General

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

Litigation Not in the Ordinary Course of Business

         Commonwealth and certain of its current or former employees are defendants in a suit filed on November 3, 1998 by Norwest Mortgage, Inc. and Norwest Funding, Inc. (together, "Norwest") in the Superior Court for the County of Los Angeles, California (Case No.

VC028084) (the "Norwest Litigation"). Norwest seeks to recover from defendants claimed losses in excess of $40 million plus punitive damages and attorneys' fees. The complaint alleges that Norwest suffered such losses as the result of a fraudulent mortgage loan scheme related to loans originated by Allstate Mortgage Company ("Allstate"), a California mortgage broker. It further alleges that approximately 254 fraudulent loans were purchased by Norwest Funding, Inc. in 1996 and 1997 under a 1994 Purchase Agreement between Norwest Funding, Inc. and Allstate. Norwest contends that Commonwealth issued title insurance policies and performed certain related sub-escrow functions on a number of these loans. Commonwealth did not close any of the transactions. The complaint asserts that by virtue of their alleged knowledge of certain information and their alleged acts and omissions in the title insurance transactions, certain of Commonwealth's employees conspired with and aided and abetted Allstate and others in defrauding Norwest in the mortgage loan scheme. The complaint further alleges that Commonwealth negligently misrepresented the genuiness of the loan transactions and the absence of facts adverse to Norwest and other purchasers, that Commonwealth and the individual defendants were negligent in the performance of Commonwealth's sub-escrow function and as a title insurer and that Commonwealth breached an alleged fiduciary duty to Norwest.

         Commonwealth and two of its employees are defendants in a similar suit filed on January 11, 1999 by Fleet Mortgage Corp. ("Fleet") in the same Court (Case No. VCO28488) (the "Fleet Litigation"). Fleet has alleged in the Fleet Litigation and in a separate suit brought by Fleet against Allstate that it purchased approximately 30 loans, totaling approximately $8 million, from Allstate. In the Fleet Litigation, Fleet seeks to recover damages in excess of $1 million plus punitive damages and attorneys' fees. The complaint alleges that Fleet suffered such losses as a result of a mortgage loan fraud scheme allegedly perpetuated by Allstate and various individuals. It also contains allegations that the defendants were involved in the fraud scheme.

         Commonwealth is challenging the legal sufficiency of the complaints in the Norwest Litigation and the Fleet Litigation, and it continues to investigate the plaintiffs' factual allegations. On March 12, 1999, the court in the Norwest Litigation entered an order in favor of Commonwealth and the other defendants sustaining demurrers to the complaint with leave to amend. Management is unable at this time to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the suits or determine the amount of any potential offsetting recoveries that may be available. The Company intends to vigorously defend the suits and any attempt to shift to it mortgage lending business risks or responsibilities outside the scope of the title insurance policy.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the persons who serve as executive officers of the registrant, their ages and positions as of March 16, 1999, and their business experience during the prior five years. There are no family relationships between any of such persons and any director, executive officer, or person nominated to become a director or executive officer.

       Name                         Age                             Office and Experience
Charles H. Foster, Jr.              56         Chairman  and Chief  Executive  Officer of the Company  since
                                               October  1991.  Mr.  Foster also serves as Chairman and Chief
                                               Executive  Officer of Lawyers  Title,  a position he has held for more than five years

Herbert Wender                      61         Vice - Chairman  and Chief  Operating  Officer of the Company
                                               since  February 27, 1998.  Mr. Wender also serves as Chairman and Chief Executive  Officer of Commonwealth and Transnation,
                                               positions he has held for more than five years.

Janet A. Alpert                     52         President of the Company since January 1993.  Ms. Alpert also serves as President of Lawyers Title, a position she has held for more than five years.  In addition,  since March 1, 1998,
                                               Ms.  Alpert  has  served as  President  of  Commonwealth  and
                                               Transnation.  Ms.  Alpert  also  served  as  Chief  Operating
                                               Officer of the Company and Lawyers Title from January 1993 to
                                               February 27, 1998.

Jeffrey A. Tischler                 42         Executive Vice President and Chief  Financial  Officer of the
                                               Company since February 27, 1998. Mr.  Tischler also serves as
                                               Executive  Vice  President  and Chief  Financial  Officer  of
                                               Commonwealth, Lawyers Title and Transnation, positions he has held  since  March 1,  1998.  He served as  Treasurer  of the
                                               Company from  February 27, 1998 to February 1, 1999.  He also served as Executive  Vice  President and Chief  Financial and
                                               Administrative  Officer of Commonwealth  and Transnation from
                                               May 1997 to February  1998 and as Senior Vice  President  and
                                               Chief Financial  Officer of Commonwealth and Transnation from
                                               January 1994 to April 1997.

John M. Carter                      43         Executive Vice President - Law and Employee  Relations of the
                                               Company  since  February 27, 1998.  Mr. Carter also serves as
                                               Executive  Vice  President - Law and  Employee  Relations  of
                                               Commonwealth, Lawyers Title and Transnation, positions he has held since March 1, 1998. He served as Assistant Secretary of the Company  from  February  1995 to February  1998.  He also served as Senior Vice President - Law and Employee  Relations
                                               of Lawyers Title from April 1997 to February 1998. Mr. Carter served  as Vice  President,  General  Corporate  Counsel  and
                                               Secretary of Lawyers Title from 1994 to April 1997.




       Name                         Age                             Office and Experience

George William Evans                44         Executive  Vice  President -  Information  Technology  of the
                                               Company  since  February 27,  1998.  Mr. Evans also serves as
                                               Executive   Vice   President  -  Information   Technology  of
                                               Commonwealth, Lawyers Title and Transnation, positions he has held since  March 1, 1998.  He served as Vice  President  and
                                               Treasurer of the Company from October 1991 to February  1998.
                                               He also  served as Senior  Vice  President,  Chief  Financial
                                               Officer and  Treasurer of Lawyers  Title from October 1991 to
                                               February 1998.

Jeffrey D. Vaughan                  40         Executive Vice President - Real Estate  Services Group of the
                                               Company  since  September  1,  1998.  Mr.  Vaughan  served as
                                               Executive  Vice  President - Director of National  Commercial
                                               Services of the Company  from April 1, 1998 to  September  1,
                                               1998, and served as Executive Vice President - Commercial and
                                               National  Residential  Operations of Lawyers Title from April
                                               1, 1997 to April 1,  1998.  From 1991 to 1997,  he was Senior
                                               Vice President - National  Division Manager of Lawyers Title.
                                               Mr. Vaughan also serves as President of LandAmerica  OneStop, a position he has held since September 1, 1998.

Jeffrey C. Selby                    53         Executive  Vice  President - Director of National  Commercial
                                               Services and Manager of National Agents and Affiliates of the
                                               Company since  February 17, 1999.  Mr. Selby served as Senior
                                               Vice President - Manager of National Agents and Affiliates of
                                               the Company from March 1, 1998 to February 17, 1999.  He also served as Senior Vice President - National  Accounts  Manager
                                               of Commonwealth  from May 1996 to March 1, 1998 and as Senior
                                               Vice President - Regional  Manager of Commonwealth  from 1993 to May 1996.  Mr.  Selby  continues to serve as a Senior Vice
                                               President of Commonwealth and Transnation.

Russell W. Jordan, III              58         Senior Vice  President,  General Counsel and Secretary of the
                                               Company  since  February 27, 1998.  Mr. Jordan also serves as
                                               Senior Vice President and General Counsel of Lawyers Title, a
                                               position he has held for more than five years.  In  addition, since  March 1, 1998,  Mr.  Jordan has served as Senior  Vice
                                               President   and   General   Counsel   of   Commonwealth   and
                                               Transnation.  Mr.  Jordan  served as  Secretary  and  General
                                               Counsel of the Company from October 1991 to February 1998.




       Name                         Age                             Office and Experience

John R. Blanchard                   50         Senior Vice President and Corporate Controller of the Company
                                               since February 27, 1998. Mr.  Blanchard also serves as Senior
                                               Vice  President  and Corporate  Controller  of  Commonwealth,
                                               Lawyers  Title and  Transnation,  positions he has held since
                                               March 1, 1998.  He served as  Controller  of the Company from
                                               February 1992 to February 1998. He also served as Senior Vice
                                               President  and  Controller of Lawyers Title from October 1991 to February 1998.

Christopher L. Rosati               39         Senior  Vice  President  and  Operations  Controller  of  the
                                               Company  since  February 27, 1998.  Mr. Rosati also serves as
                                               Senior  Vice   President   and   Operations   Controller   of
                                               Commonwealth, Lawyers Title and Transnation, positions he has held since  March 1, 1998.  He served as Vice  President  and
                                               Controller of Commonwealth and Transnation from March 1996 to
                                               February  1998.  Mr. Rosati also served as Vice President and
                                               Assistant  Controller of Commonwealth  and  Transnation  from
                                               1992 to March 1996.

H. Randolph Farmer                  60         Senior  Vice  President  -  Corporate  Communications  of the
                                               Company  since  February 27, 1998.  Mr. Farmer also serves as
                                               Senior  Vice   President  -   Corporate   Communications   of
                                               Commonwealth, Lawyers Title and Transnation, positions he has held since March 1, 1998. He served as Senior Vice  President
                                               - Communications  and Advertising of Lawyers Title from April
                                               1, 1991 to February 27, 1998.


                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS

Market Price and Dividends

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

                                                Market Price           Dividends
                                                ------------           ---------
                                              High          Low
                                              ----          ---
Year Ended December 31, 1997
   First quarter                             $23.75       $19.00        $0.05
   Second quarter                             21.13        16.75         0.05
   Third quarter                              33.69        18.00         0.05
   Fourth quarter                             33.38        29.13         0.05

Year Ended December 31, 1998
   First quarter                             $46.56       $31.00        $0.05
   Second quarter                             59.63        44.00         0.05
   Third quarter                              65.00        48.00         0.05
   Fourth quarter                             61.75        44.00         0.05


         As of March 16, 1999, there were approximately 2,337 shareholders of record of the Company's Common Stock.

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

         Because the Company is a holding company, its ability to pay dividends will depend largely on the earnings of, and cash flow available from, its subsidiaries. In a number of states, certain of the Company's insurance subsidiaries are subject to regulations that require minimum amounts of statutory surplus. Under these and other such statutory regulations, approximately $64.3 million of the net assets of the Company's consolidated subsidiaries are available for dividends, loans or advances to the Company during 1999.

         In addition to the minimum statutory surplus requirements described above, these insurance subsidiaries are also subject to state regulations that require that the payment of any extraordinary dividends receive prior approval of the insurance regulators of such states. The following table summarizes the insurance regulations that restrict the amount of dividends that

Commonwealth, Lawyers Title and Transnation can distribute to the Company in any 12-month period without prior regulatory approval:

                           Regulatory
      Subsidiary             Agency                   Regulatory Limitation                  Financial Limitation (1)
      ----------             ------                   ---------------------                  ------------------------
     Commonwealth         Pennsylvania     Payment of dividends or distributions                  $38.7 million
                          Department of    may not exceed the greater of:
                           Insurance
                                             (1)  10% of such insurer's  surplus
                                                  as of the preceding  year end,
                                                  or

                                             (2)  the net income of such insurer
                                                  for such preceding year.

    Lawyers Title       Virginia Bureau    Payment of dividends or distributions                  $17.0 million
                          of Insurance     is limited to the lesser of:

                                             (1)  10% of such insurer's  surplus
                                                  as of the  preceding  December
                                                  31, or

                                             (2)  the net income,  not including
                                                  realized   capital  gains,  of
                                                  such insurer for the preceding
                                                  calendar year.

     Transnation            Arizona       Payment of dividends or  distributions                   $7.6 million
                         Department of    is limited to the lesser of:
                           Insurance
                                             (1)  10% of such insurer's  surplus
                                                  as of the  preceding  December
                                                  31, or

                                             (2)  such  insurer's net investment
                                                  income   for   the   preceding
                                                  calendar year.

___________________

(1)   Based on statutory financial results for the year ended December 31, 1998.

         In addition to regulatory restrictions, the Company's ability to declare dividends is subject to restrictions under a Revolving Credit Agreement, dated as of November 7, 1997, between the Company and Bank of America National Trust and Savings Association, which generally limits the aggregate amount of all cash dividends and stock repurchases by the Company to 25% of its cumulative consolidated net income arising after December 31, 1996. As of December 31, 1998, approximately $18.5 million was available for the payment of dividends by the Company under the Revolving Credit Agreement. Management does not believe that the restrictions contained in the Revolving Credit Agreement will, in the foreseeable future, adversely affect the Company's ability to pay cash dividends at the current dividend rate.

Recent Sales of Unregistered Securities

         On November 30, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Atlantic Title & Abstract Company, a Delaware corporation ("Atlantic"), pursuant to a Stock Purchase Agreement dated as of November 30, 1998 by and between the Company, Commonwealth, Atlantic and Dean M. Lusky. In consideration for the acquisition of such shares of Atlantic, the Company issued 41,573 shares of its Common Stock, no par value, to Mr. Lusky, representing a purchase price of approximately $2.2 million. The Company and Atlantic also entered into an Employment Agreement with Mr. Lusky dated as of November 30, 1998. The 41,573 shares of Common Stock were offered and sold by the Company in connection with the negotiated acquisition of Atlantic from its sole shareholder, Dean M. Lusky, pursuant to the exemption from registration under Section 5 of the Securities Act of 1933, as amended, provided by Section 4(2) of that Act.

ITEM 6.     SELECTED FINANCIAL DATA

         The information set forth in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

For the year ended
   December 31:                           1998              1997            1996             1995              1994
                                          ----              ----            ----             ----              ----

                                              (In thousands of dollars, except per common share amounts)

   Revenues...............             $1,848,870         $639,099        $594,182         $482,832          $501,200

   Net income.............                 93,028           26,157          36,519           17,051             6,814

   Net income per
   common share...........                   6.13             2.93            4.11             1.92              0.80

   Net income per
   common share
   assuming dilution......                   5.05             2.84            4.01             1.89              0.79

   Dividends per
   common share...........                   0.20             0.20            0.20             0.18              0.12


At December 31:

   Total assets...........              1,692,358          554,693         520,968          475,843           453,259

   Shareholders'
   equity.................                771,189          292,404         262,168          238,385           203,323


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

General

         On February 27, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Commonwealth and Transnation from Reliance Insurance Company, a subsidiary of Reliance Group Holdings, Inc. The assets and liabilities of Commonwealth and Transnation have been revalued to their respective fair market values. The financial statements of the Company reflect the combined operations of the Company, including Commonwealth and Transnation, from the closing date of the acquisition.

     Overview

         The following discussion includes, in addition to actual results of operations, information on pro forma results of operations that assumes the Commonwealth and Transnation acquisition was effective for the entire years of 1998, 1997 and 1996. The Company reported improved operating earnings in 1998 as well as in 1997 and 1996. The Company's primary business is the insurance of titles to real property, which is greatly influenced by the real estate economy. During the three year period from 1996 to 1998, the Company benefited from the execution of three distinct aspects of its business strategy. Operations were expanded through the acquisition of title insurance agents and underwriters, expenses were tightly monitored and controlled, and claims experience improved due to quality control efforts and an improved claims environment. During 1998, the Company also benefited from the acquisition of Commonwealth and Transnation and the strong national real estate economy.

     Revenues

         The Company's operating revenues, consisting of premiums, title search, escrow and other fees, are dependent on overall levels of real estate activity, which are influenced by a number of factors including interest rates and the general state of the economy. In addition, the Company's revenues are affected by the Company's sales and marketing efforts and its strategic decisions based on the rate structure and claims environment in particular markets.

         Premiums and fees are determined both by competition and by state regulation. Operating revenues from direct title operations are recognized at the time real estate transactions close, which is generally 60 to 90 days after the opening of a title order. Operating revenues from agents are recognized when the issuance of a policy is reported to the Company by an agent. Although agents generally report the issuance of policies on a monthly basis, heightened levels of real estate activity may slow this reporting process. This typically results in delays averaging 90 days from the closing of real estate transactions until the recognition of revenues from agents. As a result, there can be a significant lag between changes in general real estate activity and their impact on the Company's revenues.

         In addition to the premiums and related fees, the Company earns investment income from its portfolio of fixed-maturity securities. Investment income includes dividends and interest as well as realized capital gains or losses on the portfolio. The Company regularly reexamines its portfolio strategies in light of changing earnings or tax situations. In the fourth quarter of 1996 the Company shifted its investment strategy, eliminating its investment in equity securities, and moved the majority of its investment portfolio into fixed-maturity securities. The repositioning of the portfolio eliminated the exposure of the regulated surplus of the Company's insurance subsidiaries to market fluctuations inherent in equity portfolios. Additionally, the commensurate increase in fixed-maturity securities increased the level of more stable, predictable interest income earned.

     Factors Affecting Profit Margins and Pre-Tax Profits

         The Company's profit margins are affected by several factors, including the volume of real estate activity, policy amount and the nature of real estate transactions. Volume is an important determinant of profitability because the Company, like any other title insurance company, has a significant level of fixed costs arising from personnel, occupancy costs and maintenance of title plants. Because premiums are based on the face amount of the policy, larger policies generate higher premiums although expenses of issuance do not necessarily increase in proportion to policy size. Cancellations affect profitability because costs incurred both in opening and in processing orders typically are not offset by fees. Commercial transactions tend to be more profitable than residential transactions.

         The Company's principal expense is commissions paid to independent agents. The Company regularly reviews the profitability of its agents, adjusting commission levels or cancelling certain agents where profitability objectives are not being met and expanding operations where acceptable levels of profitability are available. The Company continually monitors its expense ratio, which is the sum of salaries and employee benefits, agency commissions and other expenses (exclusive of interest, goodwill and assimilation costs) expressed as a percentage of operating revenues.

     Claims

         Generally, title insurance claim rates are lower than other types of insurance because title insurance policies insure against prior events affecting the quality of real estate titles, rather than against unforeseen, and therefore less predictable, future events. A provision is made for estimated future claim payments at the time revenue is recognized. Both the Company's experience and industry data indicate that claims activity occurs for more than 20 years after the policy is issued. Management uses actuarial techniques to estimate future claims by analyzing past claim payment patterns. Independent actuaries review the adequacy of reserves on an interim basis and certify as to their adequacy on an annual basis. Management has continued to emphasize and strengthen claims prevention and product quality programs.

         In the fourth quarter of 1996, the Company made a change from reporting policy and contract claims on a discounted basis to an undiscounted basis. In addition, during the fourth quarter of 1996 the Company changed its estimate of the ultimate net cost of all reported and unreported losses incurred through September 30, 1996 to reflect favorable experience. Under the Company's reserving methodology, the provision for losses on policies issued in each year is based on historical experience determined over a period of years. As a result, the very high incidence of losses on policies issued in the 1980s had the effect of pushing up the rate at which losses were provided in the 1990s. The early 1990s were also affected by a high volume of residential refinance business which time has proven is experiencing a lower incidence of losses.

         Both the change in reserve estimate and the change from discounting to not discounting reserves were contemplated by the Company as a result of the shift in the business that now reflects a higher amount of refinance transactions and an increase in frequency of housing resales. See Note 2 to the Consolidated Financial Statements for a description of the effect of these changes on the Company's operations.

     Other Expenses

         The most significant components of other expenses are rent for office space, outside costs of title production, travel, communications and taxes levied by states on premiums.

     Seasonality

         Historically, residential real estate activity has been generally slower in the winter, when fewer families move, buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity is generally more uniform throughout the seasons, subject to interest rate stability. The Company typically reports its lowest revenues in the first quarter, with revenues increasing into the second quarter and through the third quarter. The fourth quarter customarily may be as strong as the third quarter, depending on the level of activity in the commercial real estate market.

         In 1998, the typical seasonality of the title insurance business was somewhat tempered by the high level of refinancing activity, which may not continue through 1999.

     Contingencies

         For a discussion of pending legal proceedings for the periods covered by this discussion of the Company's financial condition and results of operation, see "Item 3 - Legal Proceedings."

Results of Operations

                  Comparison of Years Ended December 31, 1998,
                     December 31, 1997 and December 31, 1996

     Net Income

         The Company reported net income of $93.0 million or $5.05 per share on a diluted basis for 1998 compared to $26.2 million or $2.84 per share on a diluted basis in 1997 and $36.5 million or $4.01 per share on a diluted basis in 1996. Exclusive of assimilation costs associated with the Commonwealth and Transnation acquisition, net income was $100.5 million or $5.46 per share on a diluted basis in 1998. The 1996 earnings were favorably impacted by capital gains resulting from a shift in the Company's investment portfolio from equities to fixed-income securities as discussed under "Investment Income." Net operating income (which excludes realized investment gains) was $91.2 million, $26.3 million and $21.3 million for the years ended 1998, 1997 and 1996, respectively.

         On a pro forma basis and excluding assimilation costs net income would have been $105.7 million or $5.22 per share on a diluted basis in 1998, $55.8 million or $2.79 per share on a diluted basis in 1997 and $41.3 million or $2.48 per share on a diluted basis in 1996. On a pro forma basis, and excluding assimilation costs, net operating income was $103.7 million, $54.9 million and $33.4 million for the years ended 1998, 1997 and 1996, respectively.

    Operating Revenues

         Operating revenues reported for 1998 were $1.80 billion compared to $622.8 million in 1997 and $557.8 million in 1996. On a pro forma basis, operating revenues in 1998 were $1.94 billion compared to $1.49 billion in 1997 and $1.34 billion in 1996. In addition to the inclusion of Commonwealth and Transnation revenues in 1998, the increase is the result of increased volumes in residential and commercial resale and refinancing transactions, reflecting the continuing favorable interest rate environment and the general health of the national real estate markets.

     Investment Income

         The Company reported pre-tax investment income of $49.3 million, $16.3 million and $36.4 million in 1998, 1997 and 1996, respectively. Excluding capital gains and losses, investment income was $46.5 million, $16.6 million and $13.1 million in 1998, 1997 and 1996, respectively. The improvement in 1998 was principally due to the addition of earnings from the investments acquired in the Commonwealth and Transnation transaction. The 1996 results included capital gains associated with the Company's change in investment strategy where it sold its equity portfolio and began investing principally in fixed-maturity securities.

     Expenses

         Operating Expenses. The Company's expense ratio was 87.6% in 1998 compared to 90.1% in 1997 and 91.0% in 1996. The improvement in the expense ratio reflects increased operating leverage resulting from the Company's growth in revenues, and the continuing focus on expense management.

         Assimilation   Costs.   Assimilation   costs  on  a  pre-tax  basis  of
approximately $11.5 million were incurred in 1998 in connection with the acquisition of Commonwealth and Transnation. No such costs were incurred in 1997 or 1996.

         Salaries and Employee Benefits. Personnel-related expenses are a significant portion of total operating expenses in the title insurance industry. These expenses require intensive management through changing real estate cycles. The level of these expenses is directly related to business volumes which increased in 1998 over 1997 and in 1997 over 1996. As a percentage of gross title revenues, salary and related expenses were 29.3%, 32.2% and 33.0% in 1998, 1997 and 1996, respectively.

         Agents' Commissions. Commissions paid to title insurance agents are the largest single expense incurred by the Company. The commission rate varies by geographic area in which the commission was earned. Commissions as a percentage of agency revenue were 77.6% in 1998, 75.0% in 1997 and 74.2% in 1996.

         General, Administrative and Other Expenses. The most significant components of other expenses are outside costs of title production, rent for office space, travel, communications and taxes levied by states on premiums.

         Provision for Policy and Contract Claims. The Company's claims experience has shown improvement in recent years. The loss ratio (the provision for policy and contract claims as a percentage of operating revenues) was 5.2%, 5.4% and 5.2% in 1998, 1997 and 1996, respectively. As previously discussed, the Company changed its method of reporting policy and contract claims in the fourth quarter of 1996. Claims paid as a percentage of operating revenues were 2.8%, 4.4% and 4.8% in 1998, 1997 and 1996, respectively.

     Income Taxes

         The Company pays U.S. federal and state income taxes based on laws in the jurisdictions in which it operates. The effective tax rates reflected in the income statement for 1998, 1997 and 1996 differ from the U.S. federal statutory rate principally due to non-taxable interest, dividend deductions, travel and entertainment and company-owned life insurance.

         At December 31, 1998 the Company had recorded gross deferred tax assets of $96.6 million related primarily to policy and contract claims and employee benefit plans. Substantially all of this deferred tax asset balance could be realized in the future through the reversal of existing temporary taxable differences. Accordingly, it is more likely than not that the income tax benefits will be realized for all of the temporary deductible differences existing at December 31, 1998, therefore no valuation allowance has been established.

         The Company reassesses the realization of deferred assets quarterly and, if necessary, adjusts its valuation allowance accordingly.

Liquidity and Capital Resources

         Cash provided by operating activities for the years ended December 31, 1998, 1997 and 1996 was $165.1 million, $18.8 million and $33.2 million, respectively. As of December 31, 1998, the Company held cash and invested cash of $174.0 million and fixed-maturity securities of $774.9 million.

         Upon closing the acquisition of Commonwealth and Transnation on February 27, 1998, the Company incurred debt of $207.5 million under a credit facility and issued 2.2 million shares of 7% Series B Cumulative Convertible Preferred Stock. The Company estimates that servicing the debt and preferred stock will require approximately $20.0 million per year, which management expects to be funded largely from cash flow from operations. Additionally, management believes that these cash requirements will be partially offset by approximately $15.0 million of federal income tax benefits related to the tax deductibility of interest expense, amortization of intangibles and amortization of tax reserve discount. In view of the historical ability of the Company to generate strong, positive cash flows, and the strong cash position and relatively conservative capitalization structure of the Company, management believes that the Company will have sufficient liquidity and adequate capital resources to meet both its short- and long-term capital needs. In addition, the Company has a working capital line of credit in the amount of $30 million which was unused at December 31, 1998.

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

         Year 2000 readiness is a major undertaking involving the review and modification of multiple, interacting information technology systems, including the Company's systems, equipment, facilities, services and products as well as those of third party business partners (essential suppliers, vendors, service contractors, distributors, joint venturers, creditors, borrowers, financial service organizations, etc.). Certain equipment and facilities (such as telephones, voicemail, elevators) may contain embedded chips or microcontrollers that will need to be replaced.

         The Company began its formal Year 2000 compliance program in 1996. The Year 2000 Project Team was appointed to assess the Year 2000 vulnerability of the Company's significant systems, equipment, facilities, services and products. The Year 2000 Project Team is comprised of internal and external personnel. Several Company executives, including the Company's President, serve as Project Team Sponsors. The Year 2000 Project Team is separate and distinct from the Company's information and technology department. Through the Year 2000 Project Team, the Company has undertaken an internal quality assurance program to evaluate and test its significant systems, equipment, facilities, services and products. The Year 2000 Project Team is independently validating the initial assessment and recommendations made by the quality assurance program. The internal and external assessments are the basis of a full remediation and testing process. In addition to the Project Team Sponsors, the Year 2000 compliance program is subject to the independent review of a Corporate Steering Committee. Both the Project Team Sponsors and Corporate Steering Committee review the Year 2000 compliance program for its impact (and the impact of the Year 2000 issues) on all phases of the Company's business.

         The Year 2000 Project Team has divided its Year 2000 compliance program into four (4) phases with estimated completion deadlines: assessment (internal fourth quarter 1998, external first quarter 1999), remediation/replacement
(second quarter 1999), testing (second quarter 1999), and integration (third quarter 1999). As of December 31, 1998, the Company had assembled and engaged the Year 2000 Project Team and examined and created a budget for the remainder of the project. The Company also hired Year 2000 dedicated resources including a full time Contingency Planner, acquired and implemented mainframe remediation tools and developed a mainframe Year 2000 specific test process and environment. The Company's headquarters mainframe was upgraded and a compliant version of the operating system was installed. Headquarters facilities had been assessed and facilities related remediation plans were under development. A pilot program for testing resources and facilities in the field had been implemented, a field test lab had been designed and requisitioned and as of December 31, 1998, substantially all of the field had been inventoried.

         Although the Company has developed a Year 2000 compliance program, there is no guarantee that the systems of other companies, upon which the Company's systems rely, will be properly converted in a timely manner or will not have an adverse effect on the Company's systems. Thus, the Company has surveyed and continues to monitor its important business partners to analyze and report any Year 2000-related issues that might impact the Company. The Company considers the Year 2000 readiness of its business partners as an important factor in its business dealings and relationships. Of course, notwithstanding the Company's efforts or results, the actions or omissions of third parties beyond the Company's knowledge or control may adversely affect its ability to function unaffected to and through the Year 2000, including the possibility of lost revenues or lawsuits by third parties.

         Realizing  the  importance  of Year 2000  readiness,  the  Company  has allocated approximately $14.1 million in the aggregate from its general operating funds to the Year 2000 issue. Although significant, this amount is not material to the Company's operational budget. An approximate allocation of the budgeted amount is $4.0 million for assessment, $5.0 million for remediation/replacement, $2.5 million for testing, $1.3 million for integration, and $1.3 million for contingencies. Through December 31, 1998, approximately $4.8 million has been spent in the assessment, remediation and testing phases. Since the Year 2000 Project Team is separate from the Company's information and technology department and the amount allocated to the Year 2000 issue is specifically allocated for that purpose, the allocation has not resulted in the delay of any other non-Year 2000 related information and technology projects.

         The Company believes that it has identified all of the business systems vital to its operations and that its Year 2000 compliance program will result in the continuation of the Company's operations to and through the Year 2000 and beyond. However, the Year 2000 issue, and its resolution, is complex and multifaceted. The success of a response plan cannot be conclusively known until the Year 2000 is reached (or an earlier date to the extent that systems and equipment address Year 2000 date data prior to year 2000). Even with appropriate and diligent pursuit of a well-conceived response plan, including testing procedures, there is no certainty that any company will achieve complete success. However, the Company is diligently trying to ensure that its significant systems, equipment, facilities, services and products will not be adversely affected by the Year 2000 problem. As such, the Company has engaged a Corporate Contingency Planner to develop a contingency plan to address the worst case scenario if the Company's Year 2000 compliance program should fail to address the Year 2000. The contingency plan is currently under development.

Interest Rate Risk

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Actual cash flows could differ from the expected amounts.

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                             (dollars in thousands)

                                                                                     2004 and               Fair
                                1999       2000       2001       2002       2003       after      Total     Value
                                ----       ----       ----       ----       ----       -----      -----     -----

Assets:
   Taxable
     available-for-sale
     securities:
     Book value                $12,771   $19,423    $23,479    $33,963    $71,095    $398,704   $559,435   $576,693
     Average yield                6.1%      7.0%        6.3%      6.7%        6.2%       7.2%

   Non-taxable
     available-for-sale
     securities:
     Book value                  1,182       659        802      7,997      7,837     114,703    133,180    137,706
     Average yield                5.9%      6.4%        5.2%      5.1%        4.3%       5.0%

   Preferred stock:
     Book value                      -         -          -          -          -      63,993     63,993     60,457
     Average yield                   -         -          -          -          -        7.5%

         The Company also has long-term debt of $207.5 million bearing interest at 5.49% at December 31, 1998. A .25% change in the interest rate would affect income before income taxes by approximately $0.5 million annually.

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

         In connection with the title insurance industry in general, factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include the following: (i) the costs of producing title evidence are relatively high, whereas premium revenues are subject to regulatory and competitive restraints; (ii) real estate activity levels have historically been cyclical and are influenced by such factors as interest rates and the condition of the overall economy; (iii) the value of the Company's investment portfolio is subject to fluctuation based on similar factors; (iv) the title insurance industry may be exposed to substantial claims by large classes of claimants; (v) the industry is regulated by state laws that require the maintenance of minimum levels of capital and surplus and that restrict the amount of dividends that may be paid by the Company's insurance
subsidiaries  without  prior  regulatory  approval;   and  (vi)  the  risks
and uncertainties associated with the Year 2000 readiness of third parties with whom the Company does business.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk" in Item 7 of this report.


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

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except as to certain information regarding executive officers included in Part I, the definitive proxy statement for the 1999 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.


ITEM 11.    EXECUTIVE COMPENSATION

         The definitive proxy statement for the 1999 Annual Meeting of the Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

         The  definitive   proxy  statement  for  the  1999  Annual  meeting  of
Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The  definitive   proxy  statement  for  the  1999  Annual  Meeting  of
Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

       (a) (1), (2) and (3). The response to this portion of Item 14 is submitted as a separate section of this report.

       (b)    Reports on Form 8-K

              Item 5

              On December 3, 1998, the Registrant filed a Current Report on Form 8-K, dated December 3, 1998, reporting under Item 5 that Commonwealth Land Title Insurance Company, a subsidiary of the Company, and four current or former employees of Commonwealth, had been named as defendants in a suit filed on November 3, 1998 by Norwest Mortgage Inc. and Norwest Funding, Inc. in the Superior Court for the County of Los Angeles, California.

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


                                        LANDAMERICA FINANCIAL GROUP, INC.



                                        By: /s/ Charles H. Foster, Jr.
                                            ------------------------------------
                                            Charles H. Foster, Jr.
March 24, 1999                              Chairman and Chief Executive Officer


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

                 Signature                                          Title                               Date
                 ---------                                          -----                               ----


         /s/ Charles H. Foster, Jr.                       Chairman and Chief Executive             March 24, 1999
--------------------------------------------                  Officer and Director
            Charles H. Foster, Jr.                       (Principal Executive Officer)


            /s/ Herbert Wender                     Vice-Chairman and Chief Operating Officer       March 24, 1999
--------------------------------------------                     and Director
              Herbert Wender


           /s/ Janet A. Alpert                               President and Director                March 24, 1999
--------------------------------------------
             Janet A. Alpert


          /s/ Jeffrey A. Tischler                      Executive Vice President and Chief          March 24, 1999
--------------------------------------------                   Financial Officer
            Jeffrey A. Tischler                          (Principal Financial Officer)


           /s/ John R. Blanchard                       Senior Vice President - Corporate           March 24, 1999
--------------------------------------------                       Controller
             John R. Blanchard                          (Principal Accounting Officer)


       /s/ Theodore L. Chandler, Jr.                                Director                       March 24, 1999
--------------------------------------------
         Theodore L. Chandler, Jr.




            /s/ Michael Dinkins                                     Director                       March 24, 1999
--------------------------------------------
              Michael Dinkins


              /s/ James Ermer                                       Director                       March 24, 1999
--------------------------------------------
               James Ermer


            /s/ John P. McCann                                      Director                       March 24, 1999
--------------------------------------------
              John P. McCann


          /s/ John Garnett Nelson                                   Director                       March 24, 1999
--------------------------------------------
            John Garnett Nelson


         /s/ Robert F. Norfleet, Jr.                                Director                       March 24, 1999
--------------------------------------------
          Robert F. Norfleet, Jr.


            /s/ Eugene P. Trani                                     Director                       March 24, 1999
--------------------------------------------
              Eugene P. Trani


         /s/ Marshall B. Wishnack                                   Director                       March 24, 1999
--------------------------------------------
           Marshall B. Wishnack


         /s/ Robert M. Steinberg                                    Director                       March 24, 1999
--------------------------------------------
           Robert M. Steinberg


         /s/ Lowell C. Freiberg                                     Director                       March 24, 1999
--------------------------------------------
           Lowell C. Freiberg


            /s/ George E. Bello                                     Director                       March 24, 1999
--------------------------------------------
              George E. Bello


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

                          YEAR ENDED DECEMBER 31, 1998

                        LANDAMERICA FINANCIAL GROUP, INC.

                               RICHMOND, VIRGINIA

FORM 10-K ITEM 14 (a)(1), (2) AND (3)

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of LandAmerica Financial Group, Inc. and subsidiaries are included in Item 8:

                                                                            Page

Report of Independent Auditors..............................................F-1
Consolidated Balance Sheets, December 31, 1998 and 1997.....................F-2
Consolidated Statements of Operations,
  Years Ended December 31, 1998, 1997 and 1996..............................F-4
Consolidated Statements of Cash Flows,
  Years Ended December 31, 1998, 1997 and 1996..............................F-5
Consolidated Statements of Changes in Shareholders'
  Equity, Years Ended December 31, 1998, 1997
  and 1996..................................................................F-6
Notes to Consolidated Financial Statements,
  December 31, 1998, 1997 and 1996..........................................F-7


The  following   consolidated   financial  statement  schedules  of  LandAmerica
Financial Group, Inc. and subsidiaries are included in Item 14(d):

  Schedule I          Summary of Investments...............................F-31
  Schedule II         Condensed Financial Information of
                        Registrant ........................................F-32


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
LandAmerica Financial Group, Inc.


We have audited the accompanying consolidated balance sheets of LandAmerica Financial Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LandAmerica Financial Group, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 1996 the Company changed its method of accounting for policy and contract claims.



                                                           /s/ ERNST & YOUNG LLP

Richmond, Virginia
February 23, 1999

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31

(In thousands of dollars)

ASSETS                                                                           1998                     1997
------                                                                           ----                     ----
INVESTMENTS (Note 3):
    Fixed maturities available-for-sale - at fair value
        (amortized cost:  1998 - $756,608; 1997 - $250,295)                 $     774,856            $     261,112
    Equity securities - at fair value (cost: 1998 - $3,426;
        1997 - $887)                                                                4,204                    1,664
    Mortgage loans (less allowance for doubtful accounts:
        1998 - $155; 1997 - $150)                                                  11,613                      448
    Invested cash                                                                 104,792                   34,420
                                                                            -------------            -------------

           Total investments                                                      895,465                  297,644

CASH                                                                               69,235                   35,629

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts:  1998 -
        $2,054; 1997 - $1,083)                                                      7,340                    5,911
    Premiums (less allowance for doubtful accounts:  1998 -
        $8,179; 1997 - $2,693)                                                     61,203                   28,659
    Income tax recoverable                                                              -                    2,392
                                                                            -------------            -------------

           Total notes and accounts receivable                                     68,543                   36,962

PROPERTY AND EQUIPMENT - at cost (less
    accumulated depreciation and amortization: 1998 -
    $86,767; 1997 - $51,775)                                                       76,420                   21,896

TITLE PLANTS                                                                       95,358                   48,984

GOODWILL (less accumulated amortization: 1998 -
    $24,630; 1997 - $14,507)                                                      348,595                   57,687

DEFERRED INCOME TAXES (Note 8)                                                     80,557                   21,610

OTHER ASSETS                                                                       58,185                   34,281
                                                                            -------------            -------------

           Total assets                                                     $   1,692,358            $     554,693
                                                                            =============            =============

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31

(In thousands of dollars)

LIABILITIES                                                                         1998                    1997
-----------                                                                         ----                    ----
POLICY AND CONTRACT CLAIMS (Notes 2 and 4)                                    $      521,894           $     202,477

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                181,452                  47,922

FEDERAL INCOME TAXES                                                                     841                       -

NOTES PAYABLE                                                                        207,792                   6,994

OTHER                                                                                  9,190                   4,896
                                                                              --------------           -------------

        Total liabilities                                                            921,169                 262,289
                                                                              --------------           -------------

COMMITMENTS AND CONTINGENCIES
    (Notes 11, 12 and 13)

SHAREHOLDERS' EQUITY (Notes 6 and 7)

Preferred stock, no par value, authorized 5,000,000 shares,
    no shares of Series A Junior Participating Preferred Stock issued or outstanding; 2,200,000 shares of 7% Series B
    Cumulative Convertible Preferred Stock issued and
    outstanding in 1998                                                              175,700                       -

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 1998 - 15,294,572; 1997
    - 8,964,633                                                                      382,828                 168,066

Accumulated other comprehensive income                                                12,367                   7,536

Retained earnings                                                                    200,294                 116,802
                                                                              --------------           -------------

        Total Shareholders' Equity                                                   771,189                 292,404
                                                                              --------------           -------------

           Total Liabilities and Shareholders' Equity                         $    1,692,358           $     554,693
                                                                              ==============           =============


See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31

(In thousands of dollars except per common share amounts)

                                                                           1998                  1997                1996
                                                                           ----                  ----                ----
REVENUES
    Premiums, title search, escrow and other (Note 5)                 $   1,799,534          $   622,781          $  557,758
    Investment income - net (Note 3)                                         49,336               16,318              36,424
                                                                      -------------          -----------          ----------

                                                                          1,848,870              639,099             594,182
                                                                      -------------          -----------          ----------
EXPENSES (Notes 4, 10 and 11)
    Salaries and employee benefits                                          527,827              200,488             184,274
    Agents' commissions                                                     712,933              218,358             192,590
    Provision for policy and contract claims                                 93,563               33,749              29,211
    Assimilation costs                                                       11,517                    -                   -
    Interest expense                                                         10,659                  461                 270
    General, administrative and other                                       346,069              145,574             132,297
                                                                      -------------          -----------          ----------

                                                                          1,702,568              598,630             538,642
                                                                      -------------          -----------          ----------

INCOME BEFORE INCOME TAXES                                                  146,302               40,469              55,540

INCOME TAX EXPENSE (BENEFIT) (Note 8)
    Current                                                                  54,715               15,316              20,320
    Deferred                                                                 (1,441)              (1,004)             (1,299)
                                                                      -------------          -----------          ----------

                                                                             53,274               14,312              19,021
                                                                      -------------          -----------          ----------

NET INCOME                                                                   93,028               26,157              36,519

DIVIDENDS - PREFERRED STOCK                                                  (6,502)                   -                   -
                                                                      -------------          -----------          ----------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                           $      86,526          $    26,157          $   36,519
                                                                      =============          ===========          ==========

NET INCOME PER COMMON SHARE                                           $        6.13          $      2.93          $     4.11

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                       14,120                8,924               8,888

NET INCOME PER COMMON SHARE ASSUMING
    DILUTION                                                          $        5.05          $      2.84          $     4.01

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING ASSUMING DILUTION                                     18,421                9,224               9,102


See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31

(In thousands of dollars)

                                                                          1998             1997             1996
                                                                          ----             ----             ----
Cash flows from operating activities:
   Net income                                                         $   93,028       $   26,157        $  36,519
     Depreciation and amortization                                        25,757           10,527            9,927
     Amortization of bond premium                                            960              507              722
     Realized investment (gains) losses                                   (2,817)             236          (23,371)
     Deferred income tax                                                  (1,441)          (1,004)          (1,299)
     Change in assets and liabilities, net of businesses
       acquired:
       Notes receivable                                                   (1,429)             746                -
       Premiums receivable                                                  (222)          (8,656)          (1,419)
       Income taxes receivable/payable                                       553           (8,113)           6,061
       Policy and contract claims                                         43,305            6,192            2,494
       Accounts payable and accrued expenses                               5,395              711            5,772
       Cash surrender value of life insurance                             (1,889)          (9,877)          (3,148)
       Other                                                               3,905            1,394              954
                                                                      ----------       ----------        ---------
         Net cash provided by operating activities                       165,105           18,820           33,212
                                                                      ----------       ----------        ---------

Cash flows from investing activities:
   Purchase of property and equipment, net                               (47,796)          (8,892)          (8,612)
   Purchase of business, net of cash acquired                           (126,346)               -           (2,320)
   Cost of investments acquired:
     Fixed maturities - available-for-sale                              (250,189)         (96,634)        (115,731)
     Equity securities                                                    (1,506)               -          (34,815)
     Mortgage loans                                                       (1,026)               -                -
   Proceeds from investment sales or maturities:
     Fixed maturities - available-for-sale                               144,407           60,884           79,324
     Equity securities                                                         -               43          100,533
     Mortgage loans                                                            -               32            1,443
                                                                      ----------       ----------        ---------
         Net cash (used in) provided by investing
           activities                                                   (282,456)         (44,567)          19,822
                                                                      ----------       ----------        ---------

Cash flows from financing activities:
   Proceeds from the sale of common shares                                81,833                -                -
   (Repayment of) proceeds from cash surrender value loan                 (1,517)               -            3,891
   Dividends paid                                                         (9,536)          (1,785)          (1,778)
   Proceeds from issuance of notes payable                               207,500            1,958                -
   Payments on notes payable                                             (56,951)               -             (171)
                                                                      ----------       ----------        ---------
         Net cash from financing activities                              221,329              173            1,942
                                                                      ----------       ----------        ---------
         Net increase (decrease) in cash and invested cash               103,978          (25,574)          54,976
Cash and invested cash at beginning of year                               70,049           95,623           40,647
                                                                      ----------       ----------        ---------
Cash and invested cash at end of year                                 $  174,027       $   70,049        $  95,623
                                                                      ==========       ==========        =========

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(In thousands of dollars except per common share amounts)


                                                                                                      Accumulated
                                                                                                         Other
                                                     Preferred Stock             Common Stock        Comprehensive    Retained
                                                    Shares     Amounts       Shares       Amounts       Income        Earnings
                                                    ------     -------       ------       -------       ------        --------
Balance - December 31, 1995                               -    $      -     8,885,991    $167,006      $13,845         $57,689

Comprehensive income
   Net income                                             -           -             -           -            -          36,519
   Other comprehensive income, net of tax $1,450
     Net unrealized loss on securities                    -           -             -           -      (11,151)              -


Comprehensive income

   Stock options and incentive plans                      -           -         3,800          38            -                -
   Repayment from employee benefit plan                   -           -             -           -            -                -
   Dividends ($0.20/share)                                -           -             -           -            -           (1,778)
                                                   --------    --------    ----------    --------      -------         --------

Balance - December 31, 1996                               -           -     8,889,791     167,044        2,694           92,430

Comprehensive income
   Net income                                             -           -             -           -            -           26,157
   Other comprehensive income, net of tax $4,058
     Net unrealized gains on securities                   -           -             -           -        4,842                -


Comprehensive income

   Stock options and incentive plans                      -           -        74,842       1,022            -                -
   Common dividends ($0.20/share)                         -           -             -           -            -           (1,785)
                                                   --------    --------    ----------    --------      -------         --------

Balance - December 31, 1997                               -           -     8,964,633     168,066        7,536          116,802

Comprehensive income
   Net income                                             -           -           -             -            -           93,028
   Other comprehensive income, net of tax $6,659
     Net unrealized gains on securities                   -           -           -             -        4,831                -


Comprehensive income

   Common and preferred stock issued              2,200,000     175,700     6,093,546     208,797            -                -
   Stock options and incentive plans                      -           -       236,393       5,965            -                -
   Preferred dividends (7%)                               -           -             -           -            -           (6,502)
   Common dividends ($0.20/share)                         -           -             -           -            -           (3,034)
                                                  ---------    --------    ----------    --------      -------         --------

Balance - December 31, 1998                       2,200,000    $175,700    15,294,572    $382,828      $12,367         $200,294
                                                  =========    ========    ==========    ========      =======         ========

                                                  Receivable
                                                     from
                                                   Employee        Total
                                                    Benefit      Shareholders'
                                                     Plan          Equity
                                                     ----          ------

Balance - December 31, 1995                          $(155)       $238,385

Comprehensive income
   Net income                                            -          36,519
   Other comprehensive income, net of tax $1,450
     Net unrealized loss on securities                   -         (11,151)
                                                                  --------

Comprehensive income                                                25,368
                                                                  --------
   Stock options and incentive plans                     -              38
   Repayment from employee benefit plan                155             155
   Dividends ($0.20/share)                               -          (1,778)
                                                     -----        --------

Balance - December 31, 1996                              -         262,168

Comprehensive income
   Net income                                            -          26,157
   Other comprehensive income, net of tax $4,058
     Net unrealized gains on securities                  -           4,842
                                                                  --------

Comprehensive income                                                30,999
                                                                  --------
   Stock options and incentive plans                     -           1,022
   Common dividends ($0.20/share)                        -          (1,785)
                                                     -----        --------

Balance - December 31, 1997                              -         292,404

Comprehensive income
   Net income                                            -          93,028
   Other comprehensive income, net of tax $6,659
     Net unrealized gains on securities                  -           4,831
                                                                  --------

Comprehensive income                                                97,859
                                                                  --------
   Common and preferred stock issued                     -         384,497
   Stock options and incentive plans                     -           5,965
   Preferred dividends (7%)                              -          (6,502)
   Common dividends ($0.20/share)                        -          (3,034)
                                                     -----        --------

Balance - December 31, 1998                          $   -        $771,189
                                                     =====        ========


See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

         Organization

         The Company is engaged principally in the title insurance business. Title insurance policies are insured statements of the condition of title to real property, showing ownership as indicated by public records, as well as outstanding liens, encumbrances and other matters of record and certain other matters not of public record. The Company's business results from commercial real estate activity, resales and refinancings of residential real estate and construction and sale of new housing. The Company conducts its business on a national basis through a network of branch and agency offices with approximately 41.6% of consolidated title revenues generated in the states of Texas, Florida, California and Pennsylvania. The Company manages its business and reports its financial information as one segment.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts and operations, after intercompany eliminations, of LandAmerica Financial Group, Inc., and its wholly owned subsidiaries, principally Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation and Transnation Title Insurance Company.

         Investments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(In thousands of dollars except per common share amounts)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Policy and Contract Claims

         Liabilities for estimated losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 1998. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. Title insurance reserve estimates are subject to a significant degree of inherent variability due to the effects of external factors such as general economic conditions. Although management believes that the reserve for policy and contract claims is reasonable, it is possible that the Company's actual incurred policy and contract claims will not conform to the assumptions inherent in the determination of these reserves. Accordingly, the ultimate settlement of policy and contract claims may vary significantly from the estimates included in the Company's financial statements. Although considerable variability is inherent in such estimates, management believes that the reserves for losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

         Income Taxes

         Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits are more likely than not.

         Escrow and Trust Deposits

         As a service to its customers, the Company administers escrow and trust deposits which amounted to approximately $1,769,040 and $436,000 at December 31, 1998 and 1997, respectively, representing undisbursed amounts received for settlements of mortgage loans and indemnities against specific title risks. These funds are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets.

         Deferred Land Exchanges

         Through several non-insurance subsidiaries the Company facilitates tax-free property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. Acting as a qualified intermediary, the Company holds the sale proceeds from sales transactions until a qualifying acquisition occurs, thereby assisting its customers in deferring the recognition of taxable income. At December 31, 1998 and 1997, the Company was holding $468,663 and $167,000, respectively, of such proceeds which are not considered assets of the Company and are, therefore, excluded from the accompanying consolidated balance sheets.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(In thousands of dollars except per common share amounts)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Statement of Cash Flows

         For purposes of the statement of cash flows, invested cash is considered a cash equivalent. Invested cash includes all highly liquid investments with a maturity of three months or less when purchased.

         Fair Values of Financial Instruments

         The carrying amounts reported in the balance sheet for invested cash and short-term investments approximate those assets' fair values. Fair values for investment securities are based on quoted market prices. The carrying amount reported in the balance sheet for notes payable approximates fair value since the interest rate on the notes payable is variable. The Company has no other material financial instruments.

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

         Reclassifications

         Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

         Recent Accounting Pronouncements

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), which establishes standards for the reporting and presentation of changes in equity from nonowner sources in the financial statements. Other comprehensive income consists of net income and unrealized holding gains on securities and, as permitted under the provisions of SFAS No. 130, is presented in the Consolidated Statement of Changes in Shareholders' Equity. Prior year financial statements have been reclassified to conform to the SFAS No.
         130 requirements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(In thousands of dollars except per common share amounts)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Reclassification adjustments are as follows:

                                                                    1998               1997               1996
                                                                    ----               ----               ----
         Unrealized holding gains arising                        $    13,773          $  7,851         $   15,677
             during period
         Less-reclassification adjustment                              1,406               315             12,983
                                                                 -----------          --------         ----------
             for gains previously included
             in other comprehensive income
         Net unrealized holding gains  on                        $    12,367          $  7,536         $    2,694
              marketable securities                              ===========          ========         ==========

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132"), which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practical, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures. Prior year financial statements have been reclassified to conform to the SFAS No. 132 requirements. See Note 10.

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

         In addition, during the fourth quarter of 1996 the Company determined that the trend of favorable loss experience which had emerged over the past few years could be relied upon and the Company changed its estimate of the ultimate net cost of all reported and unreported losses incurred through September 30, 1996 to reflect this favorable experience. The effect of the change in estimate was to decrease the provision for policy and contract claims by $78 million and to increase net income by $50.7 million and net income per share by $5.70 and net income per share assuming dilution by $5.57.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

3.       INVESTMENTS

         The amortized cost and estimated fair value of investments in fixed maturities at December 31, 1998, and 1997 were as follows:

                                                                          1998
                                         ------------------------------------------------------------------------
                                                                Gross               Gross           Estimated
                                           Amortized         Unrealized           Unrealized           Fair
                                             Cost               Gains               Losses            Value
                                             ----               -----               ------            -----
         U.S. Treasury securities
            and obligations of U.S.
            Government corporations
            and agencies                   $ 100,137          $  6,013             $    22         $  106,128

         Obligations of states and
            political subdivisions           132,772             4,584                  18            137,338

         Fixed maturities issued by
            foreign governments               13,027               264                   -             13,291

         Public utilities                    206,217             6,168                 189            212,196

         Corporate securities                177,211             5,683               1,058            181,836

         Mortgage backed
            securities                        63,251               359                   -             63,610

         Preferred stock                      63,993                 -               3,536             60,457
                                           ---------          --------             -------         ----------

         Fixed maturities
            available-for-sale             $ 756,608          $ 23,071             $ 4,823         $  774,856
                                           =========          ========             =======         ==========


LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(In thousands of dollars except per common share amounts)


3.       INVESTMENTS (Continued)


                                                                          1997
                                         ------------------------------------------------------------------------
                                                                Gross               Gross           Estimated
                                           Amortized         Unrealized           Unrealized           Fair
                                             Cost               Gains               Losses            Value
                                             ----               -----               ------            -----
        U.S. Treasury securities
            and obligations of U.S.
            Government corporations
            and agencies                  $  55,359           $ 4,241               $  8           $  59,592

         Obligations of states and
            political subdivisions           96,493             3,737                  7             100,223

         Fixed maturities issued by
            foreign governments                 347                40                  -                 387

         Public utilities                     4,586                95                  -               4,681

         Corporate securities                73,814             2,165                 38              75,941

         Mortgage backed
            securities                       19,696               598                  6              20,288
                                          ---------           -------               ----           ---------

         Fixed maturities
            available-for-sale             $250,295           $10,876               $ 59           $ 261,112
                                          =========           =======               ====           =========

         The  amortized  cost  and  estimated   fair  value  of   fixed-maturity
         securities at December 31, 1998 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(In thousands of dollars except per common share amounts)


3.       INVESTMENTS (Continued)

                                                                                      Estimated
                                                              Amortized                 Fair
                                                                 Cost                   Value
                                                                 ----                   -----
         Due in one year or less                             $    13,953            $    13,605

         Due after one year through five years                   165,963                167,590

         Due after five years through ten years                  213,649                222,007

         Due after ten years                                     299,792                308,044

         Mortgage backed securities                               63,251                 63,610
                                                             -----------            -----------

                                                             $   756,608            $   774,856
                                                             ===========            ===========

         Earnings on investments and net realized gains (losses) for the three years ended December 31, follow:

                                                         1998              1997             1996
                                                         ----              ----             ----
         Fixed maturities                             $  41,519         $  15,572        $   12,453
         Equity securities                                   21                 2               692
         Invested cash and other short-term
           investments                                    6,252             1,503               979
         Mortgage loans                                     477                18                88
         Net realized gains (losses)                      2,817              (236)           23,371
                                                      ---------         ---------        ----------

         Total investment income                         51,086            16,859            37,583

         Investment expenses                             (1,750)             (541)           (1,159)
                                                      ---------         ---------        ----------

               Net investment income                  $  49,336         $  16,318        $   36,424
                                                      =========         =========        ==========

         Realized and unrealized gains (losses) representing the change in difference between fair value and cost (principally amortized cost for fixed maturities) on fixed maturities and equity securities for the three years ended December 31, are summarized below:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(In thousands of dollars except per common share amounts)


3.       INVESTMENTS (Continued)


                                                                   Change in
                                                  Realized         Unrealized

            1998
                Fixed maturities                 $    2,817        $     7,431
                Equity securities                         -                  1
                                                 ----------        -----------
                                                 $    2,817        $     7,432
                                                 ==========        ===========

            1997
                Fixed maturities                 $      127        $     7,468
                Equity securities                      (363)               (18)
                                                 ----------        -----------
                                                 $     (236)       $     7,450
                                                 ==========        ===========

            1996
                Fixed maturities                 $      (50)       $    (4,739)
                Equity securities                    23,421            (12,418)
                                                 ----------        -----------
                                                 $   23,371        $   (17,157)
                                                 ==========        ===========

         Gross unrealized gains and (losses) relating to investments in equity securities were $831 and $(53) at December 31, 1998.

         Proceeds from sales of investments in fixed maturities, net of calls or maturities during 1998, 1997 and 1996 were $76,054, $58,360 and
         $67,425, respectively. Gross gains of $2,865, $265 and $502 in 1998, 1997 and 1996, respectively, and gross losses of $48, $138 and $552 in 1998, 1997 and 1996, respectively, were realized on those sales.

         Proceeds from sales of investments in equity securities during 1998, 1997 and 1996 were $0, $43 and $100,533, respectively. Gross gains of $0, $47 and $25,857 in 1998, 1997 and 1996, respectively, and gross losses of $0, $410 and $2,436 in 1998, 1997 and 1996, respectively, were realized on those sales.

4.       POLICY AND CONTRACT CLAIMS

         The Company's estimate of net costs to settle reported claims and claims incurred but not reported has not been discounted at December 31, 1998, 1997 and 1996.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(In thousands of dollars except per common share amounts)


4.       POLICY AND CONTRACT CLAIMS (Continued)

         Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

                                                             1998               1997             1996
                                                             ----               ----             ----
         Balance at January 1                           $    202,477        $   196,285      $   193,791

         Acquired reserves from
             acquisition of subsidiaries                     276,112                  -                -

         Incurred related to:
             Current year                                    114,833             38,301           28,930
             Prior years                                     (21,270)            (4,552)             281
                                                        ------------        -----------      -----------

         Total incurred                                       93,563             33,749           29,211
                                                        ------------        -----------      -----------

         Paid related to:
             Current year                                      4,155              3,216            1,549
             Prior year                                       46,103             24,341           25,168
                                                        ------------        -----------      -----------

         Total Paid                                           50,258             27,557           26,717
                                                        ------------        -----------      -----------


         Balance at December 31                         $    521,894        $   202,477      $   196,285
                                                        ============        ===========      ===========

         The balance at January 1, 1996 is reported on a discounted basis. The balances at January 1, 1997 and 1998 and the balances at December 31, 1996, 1997 and 1998 are reported on an undiscounted basis. Losses incurred in 1996 include the effects of the accounting changes discussed in Note 2.

         The favorable development on 1997 and prior year loss reserves during 1998 was attributable to lower than expected payment levels on recent issue years which included a high proportion of refinance business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(In thousands of dollars except per common share amounts)


5.       REINSURANCE  (Continued)

         The Company has not paid or recovered any reinsured losses during the three years ended December 31, 1998. The total amount of premiums for assumed and ceded risks was less than 1.0% of title premiums in each of the last three years.

6.       SHAREHOLDERS' EQUITY

         Rights Agreement

         The Company has issued one preferred share purchase right (a "Right") for each outstanding share of common stock. Each Right entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock ("Junior Preferred Stock") at an exercise price of $85, subject to adjustment. Generally, the Rights will become exercisable if a person or group acquires or announces a tender offer for 20% or more of the outstanding common stock. Under certain circumstances, the Board of Directors may reduce this threshold percentage to not less than 10%. If a person or group acquires the threshold percentage of common stock, each Right will entitle the holder, other than such acquiring person or group, to buy shares of common stock or Junior Preferred Stock having a total market value of twice the exercise price. If the Company is acquired in a merger or other business combination, each Right will entitle the holder, other than such acquiring person or group, to purchase securities of the surviving company having a total market value equal to twice the exercise price of the Rights. The Rights will expire on August 20, 2007, and may be redeemed by the Company at a price of one cent per Right at any time before they become exercisable. Until the Rights become exercisable, they are evidenced by the common stock certificates and are transferred with and only with such certificates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

         Pursuant to the 1992 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"), each non-employee director was granted an option to purchase 1,500 shares of common stock of the Company on the first business day following the annual meeting of shareholders. Up to 60,000 shares of the Company's common stock may be issued under the Directors' Plan, and as of May 21, 1997, the Company had granted options covering all 60,000 shares. Subsequent stock option grants to non-employee directors are made under the Incentive Plan. Beginning on June 17, 1998, annual stock option grants to non-employee (and non-Reliance) directors were increased from 1,500 to 2,000 shares of common stock of the Company.

         All options which have been granted under the Incentive Plan and the Directors' Plan are non-qualified stock options with an exercise price equal to the fair market value of a share of the Company's common stock on the date of grant. Options granted in 1992 under the Incentive Plan and all options granted under the Directors' Plan expire ten years from the date of grant. All other options which have been granted under the Incentive Plan expire seven years from the date of grant. Options generally vest ratably over a four-year period. At December 31, 1998, there were 23,976 shares available for future grant under the Incentive Plan.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998: risk-free interest rate of 5.58%, dividend yield of 0.44%, volatility factor of the expected market price of the Company's common stock of .328 and a weighted-average expected life of the options of approximately 5 years. The effects of applying Statement 123 on a pro forma basis for 1998, 1997 and 1996 options are not likely to be representative of the effects on reported pro forma net income in future years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(In thousands of dollars except per common share amounts)


6.       SHAREHOLDERS' EQUITY (Continued)

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                       1998             1997               1996
                                                                       ----             ----               ----
           Pro forma net income                                    $   92,258        $  25,700         $   36,187

           Pro forma net income available to
               common shareholders                                     85,756           25,700             36,187

           Pro forma net income per common
               share                                                     6.07             2.88               4.07

           Pro forma net income per common
               share assuming dilution                                   5.01             2.79               3.98

         A  summary  of  the  Company's   stock  option   activity  and  related
         information for the years ended December 31 follows:

                                                                                   Weighted            Weighted
                                                                Number             Average             Average
                                                              of Shares         Exercise Price        Fair Value
                                                              ---------         --------------        ----------
          Options outstanding, December 31,
              1995 (278,651 exercisable)                        523,576             $ 11
          Granted                                               178,000               19               $  7.38
          Exercised                                               3,800               10
          Forfeited                                               6,050               16

          Options outstanding, December 31,
              1996 (380,231 exercisable)                        691,726               13
          Granted                                               117,000               21               $  7.45
          Exercised                                              57,342               11
          Forfeited                                               2,000               20

          Options outstanding, December 31,
              1997 (452,534 exercisable)                        749,384               15
          Granted                                                88,000               45               $ 15.51
          Exercised                                             146,408               13
          Forfeited                                               9,789               26

          Options outstanding, December 31,
              1998 (458,762 exercisable)                        681,187             $ 19

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(In thousands of dollars except per common share amounts)


6.       SHAREHOLDERS' EQUITY (Continued)

         The  following  table  summarizes   information   about  stock  options
         outstanding at December 31, 1998:

                                                Weighted         Weighted                       Weighted
          Range of              Number           Average         Average          Number         Average
          Exercise           Outstanding        Remaining        Exercise      Exercisable      Exercise
           Prices            at 12/31/98          Life            Price        at 12/31/98        Price
           ------            -----------          ----            -----        -----------        -----
          $ 3 - $10            153,612            1.9             $ 7           153,612           $ 7
          $11 - $14             92,975            3.6              11            73,800            11
          $17 - $22            349,600            4.1              19           213,350            19
          $44 - $54             85,000            6.8              46            18,000            53
                               -------                                          -------
          $ 3 - $54            681,187            3.8             $19           458,762           $15
                               =======                                          =======

         Savings and Stock Ownership Plan

         The Company has registered 1,500,000 shares of common stock for use in connection with the LandAmerica Financial Group, Inc. Savings and Stock Ownership Plan. Substantially all of the employees of the Company are eligible to participate in the Plan. On July 1, 1992, the Company issued 323,400 shares of such stock to the Plan in exchange for a $2,156 promissory note bearing interest at 8.0%. These shares were used for matching contributions for plan participants through June of 1996 and were allocated to participants quarterly in the same proportion that the quarterly principal and interest payments on the note bore to the total principal and interest payments over the life of the note. Subsequent to June 1996, the Plan Trustee purchased shares on the open market to use in matching employee contributions. The level of contributions to the Plan is discretionary and set by the Board of Directors annually. In 1996, 38,997 shares were allocated to participants at a cost of $143 to the Company. Additionally, 168,909 and 125,095 shares were purchased at a cost of $8,598 and $3,432 and allocated to employees in 1998 and 1997, respectively.

         Series B Preferred Stock

         On February 27, 1998, the Company issued 2,200,000 shares of its 7% Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") to Reliance Insurance Company ("RIC") in connection with the acquisition of Commonwealth Land Title Insurance Company and Transnation Title Insurance Company (the "Acquisition"). The Series B Preferred Stock provides for the payment of quarterly cumulative cash dividends at an annual rate of 7% of the stated value of $50 per share, or $3.50 per share. At December 31, 1998, there were no Series B Preferred Stock dividends in arrears.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(In thousands of dollars except per common share amounts)


6.       SHAREHOLDERS' EQUITY (Continued)

         The Series B Preferred Stock is redeemable by the Company at any time on or after February 27, 2003 at a redemption price equal to the stated value of $50.00 per share, plus a redemption premium of 4% commencing on February 27, 2003 that declines by 1% per year over the next five years until February 27, 2007, at which time the Series B Preferred Stock may be redeemed at its stated value of $50.00 per share. The Series B Preferred Stock contains no sinking fund provisions and places no limits on the source of funds to be used for any redemption of the Series B Preferred Stock.

         The Series B Preferred Stock generally is convertible at the option of the holder into shares of common stock at a conversion price of $22.80 per share of common stock (equivalent to a conversion ratio of approximately 2.193 shares of common stock for each share of Series B Preferred Stock or 4,824,561 shares of common stock in the aggregate), subject to adjustment as described in the Series B Preferred Stock. The Series B Preferred Stock is not convertible into shares of common stock by RIC and its affiliates until such time as RIC and its affiliates have sold, conveyed or transferred all of the 4,039,473 shares of common stock received by RIC from the Company in connection with the Acquisition. However, RIC and its affiliates shall not be subject to such restriction in the event, among other things, that (i) the Company calls for the redemption of the Series B Preferred Stock held by RIC or
         (ii) either the Company declares a regular quarterly dividend on the common stock of $.40 or more during any calendar year, or the Company declares one or more non-regular dividends on the common stock during any calendar year in an aggregate amount of $.50 or more, or the Company declares dividends on the common stock, whether regular or non-regular, in an aggregate amount of $1.60 or more during any calendar year. If the Company calls for redemption less than all of the Series B Preferred Stock held by RIC and its affiliates, then RIC and its affiliates are entitled to convert into shares of common stock only that number of the Series B Preferred Stock that have been so called for redemption.

         In the event of any voluntary or involuntary dissolution, liquidation, or winding up of the Company, the holders of shares of Series B Preferred Stock are entitled to be paid, out of the assets of the Company available for distribution to its shareholders, before any payment is made in respect of the common stock or any other class of stock of the Company ranking junior to the Series B Preferred Stock, a liquidation preference equal to $50.00 per share plus accrued and unpaid dividends to the date of such payment. If, upon such dissolution, liquidation or winding up, the amounts payable as the liquidation preference to holders of Series B Preferred Stock and any other shares of stock ranking as to such distribution on a parity with the Series B Preferred Stock are not paid in full, the

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(In thousands of dollars except per common share amounts)


6.       SHAREHOLDERS' EQUITY (Continued)

         holders of Series B Preferred Stock and of such other shares will share ratably in any such distribution of assets in proportion to the liquidation preference that each holder is entitled to receive.

         The holders of Series B Preferred Stock are not entitled to vote at any meeting of the Company's shareholders, except as required by the Virginia Stock Corporation Act or as set forth in the Series B Preferred Stock. The Series B Preferred Stock permits the holders of shares of Series B Preferred Stock to vote for the election of two additional directors of the Company at an annual or special meeting of shareholders whenever dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods, whether or not consecutive. The holders of Series B Preferred Stock are entitled to one vote per share on matters subject to a vote by such holders.

7.       STATUTORY FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The accompanying consolidated financial statements have been prepared in conformity with GAAP which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities. Unconsolidated statutory equity of the Company's insurance subsidiaries was $385,566 and $164,376 at December 31, 1998 and 1997, respectively. The difference between statutory equity and equity determined on the basis of GAAP is primarily due to differences between the provision for policy and contract claims included in the accompanying financial statements and the statutory unearned premium reserve, which is calculated in accordance with statutory requirements, and statutory regulations that preclude the recognition of certain assets including goodwill and deferred income tax assets. Unconsolidated statutory net income of the Company's primary insurance subsidiaries was $104,160, $19,999, and $38,473 for the years ended December 31, 1998, 1997 and 1996, respectively.

         In a number of states, the Company's insurance subsidiaries are subject to regulations which require minimum amounts of statutory equity and which require that the payment of any extraordinary dividends receive prior approval of the Insurance Commissioners of these states. An extraordinary dividend is generally defined by various statutes in the state of domicile of the subsidiary insurer. Under such statutory regulations, net assets of consolidated subsidiaries aggregating $64,289 is available for dividends, loans or advances to the Company during 1999.

         In addition, the credit agreement with Bank of America (see Note 12) contains certain covenants which would limit future dividend payments by the Company. Management does not believe, however, that these restrictions will, in the foreseeable future, adversely affect the Company's ability to pay cash dividends at the current dividend rate.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(In thousands of dollars except per common share amounts)


8.       INCOME TAXES

         The Company files a consolidated federal income tax return with its subsidiaries. Significant components of the Company's deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                                   1998                  1997
                                                                   ----                  ----
               Deferred tax assets:
                   Policy and contract claims                    $  74,572            $   23,754
                   Pension liability                                 8,256                   712
                   Employee benefit plans                           10,476                 5,983
                   Other intangible assets                               -                   210
                   Other                                             3,280                 1,411
                                                                 ---------            ----------
                                                                    96,584                32,070
                                                                 ---------            ----------
               Deferred tax liabilities:
                   Title plant basis differences                     5,937                 4,961
                   Unrealized gains                                  6,659                 4,058
                   Other intangible assets                           2,869                     -
                   Other                                               562                 1,441
                                                                 ---------            ----------
                                                                    16,027                10,460
                                                                 ---------            ----------
               Net deferred tax asset                            $  80,557            $   21,610
                                                                 =========            ==========

         The Company is required to establish a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the net deferred tax asset, and, therefore, no such valuation allowance has been established at December 31, 1998 and 1997.

         The provision for income tax differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate (35%) to pre-tax income as a result of the following:

                                                                        1998              1997             1996
                                                                        ----              ----             ----
         Computed expected expense at statutory rate                 $  51,206          $ 14,164         $  19,439
         Non-taxable interest                                           (1,743)           (1,638)           (1,090)
         Dividend deductions                                              (856)               (1)             (146)
         Company-owned life insurance                                      290              (574)             (575)
         Meals and entertainment                                         2,121               948               709
         State income taxes, net of federal benefit                      1,275               898                 -
         Other                                                             981               515               684
                                                                     ---------          --------         ---------
         Income tax expense                                          $  53,274          $ 14,312         $  19,021
                                                                     =========          ========         =========

         Taxes paid were $48,902 in 1998, $23,301 in 1997, and $14,542 in 1996.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(In thousands of dollars except per common share amounts)


9.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

                                                                     1998               1997              1996
                                                                     ----               ----              ----
         Numerator:
             Net income - numerator for diluted
                earnings per share                                $   93,028          $26,157          $ 36,519
             Less preferred dividends                                 (6,502)               -                 -
                                                                  ----------          -------          --------

             Numerator for basic earnings per share               $   86,526          $26,157          $ 36,519
                                                                  ==========          =======          ========

         Denominator:
             Weighted average shares - denominator
                for basic earnings per
                share                                                 14,120             8,924            8,888

         Effect of dilutive securities:
             Assumed weighted average conversion of
                preferred stock                                        4,020                 -                -
             Employee stock options                                      281               300              214
                                                                  ----------          --------         --------

             Denominator for diluted earnings per
                share                                                 18,421             9,224            9,102

         Basic earnings per common share                               $6.13             $2.93            $4.11
                                                                       =====             =====            =====

         Diluted earnings per common share                             $5.05             $2.84            $4.01
                                                                       =====             =====            =====

10.      PENSIONS AND OTHER POSTRETIREMENT BENEFITS

         The Company has two noncontributory defined benefit retirement plans that cover substantially all employees. In addition, the Company sponsors two postretirement benefit plans that provide postretirement health care and life insurance benefits to eligible employees.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(In thousands of dollars except per common share amounts)


10.      PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

                                                              Pension Benefits                  Other Benefits
                                                              ----------------                  --------------
                                                           1998             1997            1998            1997
                                                           ----             ----            ----            ----
         Change in benefit obligation:
            Benefit obligation at beginning
              of year                                   $ 127,249        $ 115,606       $ 26,494        $ 25,139
            Service cost                                    7,603            3,254          1,042             753
            Interest cost                                  13,675            8,722          2,508           1,891
            Plan participants' contributions                    -                -            267             250
            Actuarial losses (gains)                       17,568            5,509          5,038            (335)
            Acquisitions                                   74,962                -          9,997               -
            Benefits paid                                  (7,523)          (5,842)        (3,126)         (1,204)
                                                        ---------        ---------       --------        --------
            Benefit obligation at end of year             233,534          127,249         42,220          26,494
                                                        ---------        ---------       --------        --------

         Change in plan assets:
            Fair value of plan assets at
              beginning of year                           131,526          112,684          2,252           2,244
            Actual return on plan assets                    2,886           24,684           (370)           (262)
            Acquisitions                                   53,329                -              -               -
            Company contributions                           3,386                -            138             270
            Benefits paid                                  (7,523)          (5,842)             -               -
                                                        ---------        ---------       --------        --------
            Fair value of plan assets at end              183,604          131,526          2,020           2,252
              of year                                   ---------        ---------       --------        --------

         Funded status of the plan
            (underfunded)                                 (49,930)           4,277        (40,200)        (24,242)
         Unrecognized net actuarial (gains)
            losses                                         27,089           (4,293)         1,708          (4,089)
         Unrecognized transition (asset)
            obligation                                        (52)             (73)        16,430          17,603
         Unrecognized prior service cost                       26               99              -               -
                                                        ---------        ---------       --------        --------
         Prepaid (accrued) benefit cost                 $ (22,867)       $      10       $(22,062)       $(10,728)
                                                        =========        =========       ========        ========

                                                             Pension Benefits                 Other Benefits
                                                             ----------------                 --------------
                                                          1998             1997            1998            1997
                                                          ----             ----            ----            ----
         Weighted average assumptions as of
            December 31
            Discount rate                                 6.75%            7.50%           6.75%           7.50%
            Expected return on plan assets                8.50%            9.25%           6.00%           6.00%
            Rate of compensation increase                 4.00%            4.30%           4.00%           4.30%

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(In thousands of dollars except per common share amounts)


10.      PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

                                               Pension Benefits                            Other Benefits
                                               ----------------                            --------------
                                         1998        1997        1996               1998       1997         1996
                                         ----        ----        ----               ----       ----         ----
          Components of net
           periodic pension
           cost:
           Service cost                  $7,603      $3,254     $3,124             $1,042      $  753       $  702
           Interest cost                 13,675       8,722      7,834              2,508       1,891        1,786
           Expected return on
             plan assets                (14,798)     (8,936)    (8,432)              (135)       (196)        (200)
           Amortization of
             unrecognized
             transition
             obligation or (asset)          (21)        (89)    (1,820)             1,174       1,174        1,174
           Prior service cost
             recognized                      73          73         73                  -           -            -
           Recognized (gains) or
             losses                          61         209          9               (256)       (167)        (204)
                                         ------      ------     ------             ------      ------       ------
           Net periodic
             benefit cost                $6,593      $3,233     $  788             $4,333      $3,455       $3,258
                                         ======      ======     ======             ======      ======       ======

         The assumed health care cost trend rate used to measure the expected cost of covered health care benefits for one of the Company's plans was 9.5% for 1998, 9.0% for 1999 and is assumed to decrease 0.5% per year until 2007 and remain level at 5.5% thereafter. For the other Company plan, the assumed health care cost trend rate was 9.5% for 1998, 9.0% for 1999, 8.5% for 2000 and is assumed to decrease .25% per year until 2012 and remain level at 5.5% thereafter.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                             One Percentage          One Percentage
                                                             Point Increase          Point Decrease
                                                             --------------          --------------
         Effect on total of service and interest
             cost components in 1998                             $   127                $   (111)
         Effect on postretirement benefit
             obligation as of 1998                               $ 1,566                $ (1,380)

         The Company's two defined benefit retirement plans were merged effective December 31, 1998 and effective January 1, 1999, the merged plan was amended to change the pension benefit formula to a cash balance formula from the existing benefit calculation based on years of service and average earnings. Under the amended plan, each participant's account is credited annually with an amount equal to 2-5% of the participant's annual compensation based on the participant's age plus years of credited service.
         Additionally,

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(In thousands of dollars except per common share amounts)


10.      PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

         each participant's account balance will be credited with interest based on the 10-year treasury bond rate published in November preceding the applicable plan year. Those participants in the plans on December 31, 1998, who meet the requirements for early retirement on that date, may elect to receive their retirement benefits under their applicable prior plans' formulas.

11.      LEASE COMMITMENTS

         The Company conducts a major portion of its operations from leased office facilities under operating leases that expire over the next 10 years. Additionally, the Company leases data processing and other equipment under operating leases expiring over the next five years.

         Following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1998.

                       1999                         $   29,558
                       2000                             20,765
                       2001                             13,806
                       2002                              8,861
                       2003                              5,813
                       2004 and subsequent               2,306
                                                    ----------

                                                    $   81,109
                                                    ==========

         Rent expense was $53,255, $23,961 and $22,551 for the years ended December 31, 1998, 1997 and 1996, respectively.

12.      CREDIT ARRANGEMENTS

         On November 7, 1997, the Company entered into a credit agreement with Bank of America, individually and as administrative agent for a syndicate of eleven other banks, pursuant to which a credit facility, in an aggregate principal amount of up to $237.5 million, was established. The credit facility is a five-year senior unsecured revolving credit facility which will terminate with all outstanding amounts being due and payable November 7, 2002, unless extended as provided in the credit agreement. At December 31, 1998, the amount due under the credit agreement was $207.5 million.

         Interest accrues on the outstanding principal balance of the loans, at the Company's option, based upon (i) IBOR (reserve adjusted) for thirty, sixty or ninety days plus a margin determined by the Company's debt to capitalization ratio, or (ii) Bank of America's Base Rate as defined in the credit agreement. In the event of any default, interest on the outstanding principal balance of the loans will accrue at a rate equal to Bank of America's Base Rate plus two percent (2.0%) per annum.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(In thousands of dollars except per common share amounts)


12.      CREDIT ARRANGEMENTS (Continued)

         Interest  paid was  $10,285,  $461,  and $270 in 1998,  1997 and  1996,
         respectively.

13.      PENDING LEGAL PROCEEDINGS

         Commonwealth and certain of its current or former employees are defendants in suits filed by Norwest Mortgage, Inc. and Norwest Funding, Inc. (together, "Norwest") and Fleet Mortgage Corp. ("Fleet") in the Superior Court for the county of Los Angeles, California. The plaintiffs seek to recover damages in excess of $41 million, plus punitive damages and attorneys' fees. The Norwest and Fleet suits are based on allegations of a common factual pattern underlying a mortgage loan fraud scheme allegedly perpetuated in 1996 and 1997 against the plaintiffs by Allstate Mortgage Company and various individuals. The complaints also contain allegations that the defendants were involved in the fraud scheme.

         Commonwealth is challenging the legal sufficiency of the complaints of Norwest and Fleet and is continuing to investigate the factual allegations. Management is, therefore, unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the suits or determine the amount of any potential offsetting recoveries that may be available. Commonwealth intends to vigorously defend the suits and any attempt to shift to it mortgage lending business risks or responsibilities outside the scope of the title insurance policy.

14.      ACQUISITIONS

         On  February  27,  1998,  the  Company  acquired  all of the issued and outstanding shares of capital stock of Commonwealth Land Title Insurance Company and Transnation Title Insurance Company ("Commonwealth and Transnation") from Reliance Insurance Company, a subsidiary of Reliance Group Holdings, Inc. (the "Acquisition"). The shares were acquired in exchange for 4,039,473 shares of the Company's common stock (book value, net of offering costs - $130,728); 2,200,000 shares of the Company's 7% Series B Cumulative Convertible Preferred Stock, which are the equivalent of 4,824,561 shares of common stock (book value - $175,700); the net proceeds of an offering of 1,750,000 shares of common stock ($65,921); and cash financed with bank debt ($200,681). The Acquisition has been accounted for by the Company using the "purchase" method of accounting. The assets and liabilities of Commonwealth and Transnation have been substantially revalued to their respective fair market values. The financial statements of the Company reflect the combined operations of the Company and Commonwealth and Transnation from the closing date of the Acquisition.

         Pursuant to EITF 94-3, the Company has recorded assimilation costs of approximately $11.5 million on a pre-tax basis related to exit and termination costs incurred in connection with the acquisition of Commonwealth and Transnation. Costs incurred to exit certain leases and to dispose of certain title plants comprised $9.4 million of this amount. The remaining $2.1 million primarily relates to the termination of employees for which employee severance benefits have been accrued. Exit and termination costs of Commonwealth and

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(In thousands of dollars except per common share amounts)


14.      ACQUISITIONS (Continued)

         Transnation leases and employees necessary to assimilate the operations of Commonwealth and Transnation with the Company have been capitalized as part of the purchase price.

         Assimilation costs paid in 1998 were $7.5 million.

         The following unaudited pro forma results of operations of the Company give effect to the acquisition of Commonwealth and Transnation as though the transaction had occurred on January 1, 1997. These operating results exclude the effect of assimilation charges.

                                                                                 Years Ended
                                                                                 December 31,
                                                                         1998                    1997
                                                                         ----                    ----
         Gross revenues                                              $    1,993,583         $    1,535,431
         Operating revenues                                               1,938,666              1,486,527
         Investment income                                                   54,917                 48,904
         Net income                                                         105,720                 55,802
         Less preferred dividends                                            (7,700)                (7,700)
                                                                     --------------         --------------

         Net income available to common
             shareholders                                                    98,020                 48,102

         Net income per common share                                 $         6.48         $         3.21
         Net income per common share assuming
             dilution                                                $         5.22         $         2.79

         Weighted average number of
             common shares                                                   15,128                 14,976
         Weighted average number of
             common shares assuming dilution                                 20,234                 19,995



LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(In thousands of dollars except per common share amounts)


15.      UNAUDITED QUARTERLY FINANCIAL DATA

         Selected quarterly financial information follows:

                                                            First           Second        Third         Fourth
                                                           Quarter          Quarter      Quarter        Quarter
         1998                                              -------          -------      -------        -------
         -----
             Premiums, title search,
                escrow and other                           $249,579        $492,686      $498,987       $558,282
             Net investment income                            7,409          12,947        16,262         12,718
             Income before income taxes                       7,250          44,246        48,483         46,323
             Net income                                       4,752          28,731        30,639         28,906
             Net income per common
                share                                         $0.36           $1.78         $1.89          $1.78
             Net income per common
                share - assuming dilution                     $0.35           $1.42         $1.51          $1.42

         1997
         ----
             Premiums, title search,
                escrow and other                           $127,170        $152,018      $160,356       $183,237
             Net investment income                            4,136           4,247         4,036          3,899
             Income before income taxes                       1,084          12,394        13,041         13,950
             Net income                                         847           8,011         8,441          8,858
             Net income per common
                share                                         $ .10           $ .90         $ .95          $ .99
             Net income per common
                share - assuming dilution                     $ .09           $ .88         $ .91          $ .95


         In the first quarter of 1998, the Company acquired all of the issued and outstanding shares of capital stock of Commonwealth and Transnation (see Note 14).

                                                                      Schedule I


               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                                DECEMBER 31, 1998
                            (In thousands of dollars)

     Column A                                                   Column B             Column C            Column D
     --------                                                   --------             --------            --------
                                                                                                         Amount at
                                                                                                          which
                                                                                                         shown in
                                                                                       Fair             the balance
Type of investment                                                Cost                 Value               sheet
------------------                                                ----                 -----               -----
    Fixed maturities:
        Available-for-sale:
           Bonds:
               United States Government
                  and government agencies
                  and authorities                             $     100,137       $     106,128        $     106,128
               States, municipalities and
                  political subdivisions                            132,772             137,338              137,338
               Foreign government                                    13,027              13,291               13,291
               Public utilities                                     206,217             212,196              212,196
               All other corporate bonds                            177,211             181,836              181,836
               Mortgage-backed securities                            63,251              63,610               63,610
           Preferred stock                                           63,993              60,457               60,457
                                                              -------------       -------------        -------------

           Total fixed maturities                             $     756,608       $     774,856        $     774,856
                                                              =============       =============        =============

    Equity securities:
        Common stocks:
           Industrial, miscellaneous and all
               other                                          $       3,426       $       4,204        $       4,204
                                                              -------------       -------------        -------------
           Total equity securities                            $       3,426       $       4,204        $       4,204
                                                              =============       =============        =============

Mortgage loans on real estate                                 $      11,613            XXX             $      11,613
                                                              =============            ===             =============

Deposits with banks:
    Invested cash                                             $     104,792            XXX             $     104,792
                                                              =============            ===             =============

           Total investments                                  $     876,439            XXX             $     895,465
                                                              =============            ===             =============

                                                                     Schedule II


               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          PARENT COMPANY BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                            (In thousands of dollars)

                                                                                 1998                      1997
                                                                                 ----                      ----
ASSETS
Cash                                                                        $      37,137              $       165
Stock of subsidiaries at equity                                                   935,573                  291,109
Notes receivable from affiliate                                                       775                    4,305
Income tax recoverable                                                              8,229                        -
Other assets                                                                        1,872                    3,359
                                                                            -------------              -----------

    Total assets                                                            $     983,586              $   298,938
                                                                            =============              ===========

LIABILITIES

Due to subsidiaries                                                         $       3,764              $     2,129
Note payable                                                                      207,500                    4,000
Other liabilities                                                                   1,133                      405
                                                                            -------------              -----------

    Total liabilities                                                             212,397                    6,534

SHAREHOLDERS' EQUITY

Preferred stock, no par value, authorized 5,000,000
    shares, no shares of Series A Junior Participating
    Preferred Stock issued or outstanding; 2,200,000
    shares of 7% Series B Cumulative Convertible
    Preferred Stock issued and outstanding in 1998                                175,700                        -

Common stock, no par value, 45,000,000 shares
    authorized, shares issued and outstanding: 1998 -
    15,294,572; 1997 - 8,964,633                                                  382,828                  168,066

    Accumulated other comprehensive income                                         12,367                    7,536

    Retained earnings                                                             200,294                  116,802
                                                                            -------------              -----------

    Total shareholders' equity                                                    771,189                  292,404
                                                                            -------------              -----------

                                                                            $     983,586              $   298,938
                                                                            =============              ===========

                                                                     Schedule II


               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     PARENT COMPANY STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                            (In thousands of dollars)

                                                                      1998              1997             1996
                                                                      ----              ----             ----
REVENUES
    Dividends received from consolidated
        subsidiaries                                              $   43,239        $    3,387       $    2,526
    Management fee from consolidated
        subsidiaries                                                   1,111             1,793            1,153
    Other income                                                       1,678                 -                -
                                                                  ----------        ----------       -----------

                                                                      46,028             5,180            3,679

EXPENSES

    Interest expense                                                  10,593               179              124
    Administrative expenses                                            8,311             1,614            1,029
                                                                  ----------        ----------       ----------

                                                                      18,904             1,793            1,153

INCOME BEFORE EQUITY IN
    UNDISTRIBUTED INCOME OF
    SUBSIDIARIES                                                      27,124             3,387            2,526

FEDERAL INCOME TAX BENEFIT                                            (5,694)                -                -

EQUITY IN UNDISTRIBUTED
    INCOME OF CONSOLIDATED SUBSIDIARIES                               60,210            22,770           33,993
                                                                  ----------        ----------       ----------

NET INCOME                                                        $   93,028        $   26,157       $   36,519
                                                                  ==========        ==========       ==========

                                                                     Schedule II

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     PARENT COMPANY STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                            (In thousands of dollars)

                                                                     1998               1997             1996
                                                                     ----               ----             ----
Cash flows from operating activities:
    Net income                                                   $    93,028        $   26,157       $   36,519

        Undistributed net income of subsidiaries                     (60,210)          (22,770)         (33,993)

        Note receivable from subsidiaries                              3,530            (3,944)               -

        Income taxes                                                  (8,229)                -                -

        Accounts payable                                               1,635             2,129                -

        Other                                                          4,455            (1,600)             589
                                                                 -----------        ----------       ----------

    Net cash provided by (used in) operating
        activities                                                    34,209               (28)           3,115
                                                                 -----------        ----------       ----------

Cash flows from investing activities:

    Additional investment in subsidiaries                           (273,034)           (1,022)          (2,358)
                                                                 ------------       ----------       ----------

    Net cash used in investing activities                           (273,034)           (1,022)          (2,358)
                                                                 ------------       ----------       ----------

Cash flows from financing activities:

    Common shares issued                                              81,833                 -                -

    Proceeds from note payable                                       203,500             3,000            1,000

    Dividends paid                                                    (9,536)           (1,785)          (1,778)
                                                                 -----------        ----------       ----------

    Net cash provided by (used in) financing
        activities                                                   275,797             1,215             (778)
                                                                 -----------        ----------       ----------

Net increase (decrease) in cash                                       36,972               165              (21)

Cash at beginning of year                                                165                 -               21
                                                                 -----------        ----------       ----------

Cash at end of year                                              $    37,137        $      165       $        -
                                                                 ===========        ==========       ==========

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

Expenses - Upon  completion of the Acquisition in 1998, the parent company began
incurring   interest   expense  on  the  $207,500  debt   associated  with  that
transaction.

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

     10.1 Lawyers Title Insurance Corporation Deferred Income Plan, incorporated by reference to Exhibit 10C of the Registrant's Form 10 Registration Statement, as amended, File No. 0-19408.

     10.2 Lawyers Title Insurance Corporation Benefit Replacement Plan, incorporated by reference to Exhibit 10M of the Registrant's Form 10 Registration Statement, as amended, File No. 0-19408.

Exhibit Number
and Applicable
Section of Item 601 of
Regulation S-K                           Document
--------------                           --------

     10.3          Lawyers  Title  Insurance  Corporation  Supplemental  Pension
                   Plan, incorporated by reference to Exhibit 10B of the Registrant's Form 10 Registration Statement, as amended, File No. 0-19408.

     10.4 Lawyers Title Corporation 1992 Stock Option Plan for Non-Employee Directors, as amended May 21, 1996, incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-Q for the quarter ended June 30, 1996, File No. 1-13990.

     10.5 Lawyers Title Insurance Corporation Senior Executive Severance Agreement, incorporated by reference to Exhibit 10G of the Registrant's Form 10 Registration Statement, as amended, File No. 0-19408.

     10.6 Lawyers Title Corporation Change of Control Employment Agreement, incorporated by reference to Exhibit 10.12 of the Registrant's Form 10-K for the year ended December 31, 1994, File No. 0-19408.

     10.7 Lawyers Title Insurance Corporation Change of Control Employment Agreement, incorporated by reference to Exhibit
                   10.13 of the Registrant's Form 10-K for the year ended December 31, 1994, File No. 0-19408.

     10.8 Form of Lawyers Title Corporation Non-Qualified Stock Option Agreement, dated October 29, 1991, with Schedule of Optionees and amounts of options granted, incorporated by reference to
                   Exhibit 10.17 of the Registrant's Form 10-K for the year ended December 31, 1991, File No. 0-19408.

     10.9 Form of Lawyers Title Corporation Employee Non-Qualified Stock Option Agreement, dated January 8, 1992, with Schedule of Optionees and amounts of options granted, incorporated by reference to Exhibit 10.18 of the Registrant's Form 10-K for the year ended December 31, 1991, File No. 0-19408.

     10.10 Form of Lawyers Title Corporation Employee Non-Qualified Stock Option Agreement, dated January 4, 1993, with Schedule of Optionees and amounts of options granted, incorporated by reference to Exhibit 10.21 of the Registrant's Form 10-K for the year ended December 31, 1992, File No. 0-19408.

     10.11 Form of Lawyers Title Corporation Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.18 of the Registrant's Form 10-K for the year ended December 31, 1994, File No. 0-19408.

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

     10.14 Lawyers Title Insurance Corporation 1995 Benefit Restoration Plan, incorporated by reference to Exhibit 10.23 of the Registrant's Form 10-K for the year ended December 31, 1994, File No. 0-19408.

     10.15 Lawyers Title Corporation Outside Directors Deferral Plan, incorporated by reference to Exhibit 10.24 of the Registrant's Form 10-K for the year ended December 31, 1994, File No. 0-19408.

     10.16 Form of Lawyers Title Insurance Corporation Split-Dollar Life Insurance Agreement and Collateral Assignment, incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K for the year ended December 31, 1994, File No. 0-19408.

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

     10.19 Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated March 5, 1998, with Schedule of Optionees and amounts of options granted, incorporated by reference to Exhibit 10.24 of the Registrant's Form 10-K for the year ended December 31, 1997, File No. 1-13990.

     10.20 Form of LandAmerica Financial Group, Inc. 1998 Restricted Stock Agreement, with Schedule of Grantees and number of shares granted, incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K for the year ended December 31, 1997, File No. 1-13990.

     10.21 Voting and Standstill Agreement, dated February 27, 1998, by and among the Registrant, Reliance Group Holdings, Inc. and Reliance Insurance Company, incorporated by reference to
                   Exhibit 10.26 of the Registrant's Form 10-K for the year ended December 31, 1997, File No. 1-13990.

Exhibit Number
and Applicable
Section of Item 601 of
Regulation S-K                           Document
--------------                           --------

     10.22 Registration Rights Agreement, dated February 27, 1998, by and among the Registrant and Reliance Insurance Company, incorporated by reference to Exhibit 10.27 of the Registrant's Form 10-K for the year ended December 31, 1997, File No. 1-13990.

     10.23 Revolving Credit Agreement, dated November 7, 1997, between the Registrant and Bank of America National Trust and Savings Association, individually and as Administrative Agent for a syndicate of 11 other financial institutions, incorporated by reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, dated November 7, 1997, File No. 1-13990.

     10.24 Agreement Containing Consent Order, dated February 6, 1998, by and between the Registrant and the Federal Trade Commission, incorporated by reference to Exhibit 10.29 of the Registrant's Form 10-K for the year ended December 31, 1997, File No. 1-13990.

     10.25 Employment Agreement, dated March 1, 1998, between the Registrant and Charles H. Foster, Jr., incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q for the quarter ended June 30, 1998, File No. 1-13990.

     10.26 Employment Agreement, dated March 1, 1998, between the Registrant and Herbert Wender, incorporated by reference to
                   Exhibit 10.4 of the Registrant's Form 10-Q for the quarter ended June 30, 1998, File No. 1-13990.

     10.27 Employment Agreement, dated March 1, 1998, between the Registrant and Janet A. Alpert, incorporated by reference to
                   Exhibit 10.5 of the Registrant's Form 10-Q for the quarter ended June 30, 1998, File No. 1-13990.

     10.28 LandAmerica Financial Group, Inc. 1991 Stock Incentive Plan, as amended May 16, 1995, May 21, 1996, November 1, 1996 and June 16, 1998, incorporated by reference to Exhibit 4.7 of the Registrant's Form S-8 Registration Statement, filed July 14, 1998 (Registration No. 333-59055).

     10.29         Form  of   LandAmerica   Financial   Group,   Inc.   Employee
                   Non-Qualified Stock Option Agreement, dated February 16, 1999, with Schedule of Optionees and Options Awarded.*

     10.30 LandAmerica Financial Group, Inc. Outside Directors Deferral Plan, as amended and restated December 1, 1998 and February 17, 1999.*

     10.31         LandAmerica   Financial  Group,  Inc.   Executive   Voluntary
                   Deferral Plan, as amended and restated December 30, 1998.*

     10.32         Form of LandAmerica  Financial Group,  Inc. Change of Control
                   Employment   Agreement,   with   Schedule  of  Officers   and
                   Multiplier.*

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