Form 10-K/A
period 1998-12-31
LANDAMERICA FINANCIAL GROUP INC
filed 1999-04-02
CIK 877355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 1)


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

                                 Yes _X_ No ___


         The aggregate market value of voting stock held by non-affiliates of the registrant on March 16, 1999 was approximately $384,828,000. Executive officers and directors of the registrant and beneficial owners of more than 10% of the Common Stock are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.


         The number of shares of Common Stock, without par value, outstanding on March 16, 1999 was 15,317,002.

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


                            LANDAMERICA FINANCIAL GROUP, INC.



                            By:  /s/ Russell W. Jordan, III
                                 ---------------------------------------------
                                 Russell W. Jordan, III
April 2, 1999                    Senior Vice President and General Counsel