Form 10-Q
period 1999-03-31
LANDAMERICA FINANCIAL GROUP INC
filed 1999-05-14
CIK 877355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



          For Quarter Ended March 31, 1999 Commission File No. 1-13990



                        LANDAMERICA FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)



               Virginia                                  54-1589611
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)



       101 Gateway Centre Parkway
       Richmond, Virginia                               23235-5153
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

                                               Yes  X   No
                                                  -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, No Par Value       15,352,811              May 6, 1999
                                      ------------------      ------------------

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                              Page No.

                          PART I. FINANCIAL INFORMATION

      Item 1.         Consolidated Financial Statements:

                      Consolidated Balance Sheets.................................................................3

                      Consolidated Statements of Operations ......................................................5

                      Consolidated Statements of
                         Cash Flows...............................................................................6

                      Consolidated Statements of Changes in
                         Shareholders' Equity.....................................................................7

                      Notes to Consolidated
                         Financial Statements.....................................................................8


      Item 2.         Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations...............................................................11


      Item 3.         Quantitative and Qualitative Disclosures
                         about Market Risk.......................................................................15


                                 PART II.  OTHER INFORMATION


      Item 6.         Exhibits and Reports on Form 8-K...........................................................16

                      Signatures.................................................................................17

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)


ASSETS                                                                          March 31,            December 31,
------                                                                            1999                   1998
                                                                                  ----                   ----
INVESTMENTS:
    Fixed maturities available-for-sale - at fair value
        (amortized cost:  1999 - $777,602; 1998 - $756,608)                 $     785,053          $     774,856
    Equity securities - at fair value (cost: 1999 - $3,321;
        1998 - $3,426)                                                              1,794                  4,204
    Mortgage loans (less allowance for doubtful accounts:
        1999 and 1998 - $155)                                                      20,049                 11,613
    Invested cash                                                                  68,751                104,792
                                                                            -------------          -------------

           Total investments                                                      875,647                895,465

CASH                                                                               62,900                 69,235

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts:  1999 and
        1998 - $2,054)                                                              7,455                  7,340
    Premiums (less allowance for doubtful accounts:  1999
        - $9,261; 1998 - $8,179)                                                   52,815                 61,203
    Income tax recoverable                                                          2,020                      -
                                                                            -------------          -------------

           Total notes and accounts receivable                                     62,290                 68,543

PROPERTY AND EQUIPMENT - at cost (less
    accumulated depreciation and amortization: 1999 -
    $92,497; 1998 - $86,767)                                                       85,762                 76,420

TITLE PLANTS                                                                       93,980                 95,358

GOODWILL (less accumulated amortization:  1999 -
    $27,043; 1998 - $24,630)                                                      347,001                348,595

DEFERRED INCOME TAXES                                                              89,414                 80,557

OTHER ASSETS                                                                       76,264                 58,185
                                                                            -------------          -------------

           Total assets                                                     $   1,693,258          $   1,692,358
                                                                            =============          =============



                             See accompanying notes.


               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                 March 31,          December 31,
LIABILITIES                                                                        1999                 1998
-----------                                                                        ----                 ----

POLICY AND CONTRACT CLAIMS                                                    $      533,647       $      521,894

ACCOUNTS PAYABLE AND ACCRUED
    EXPENSES                                                                         163,131              181,452

FEDERAL INCOME TAXES                                                                       -                  841

NOTES PAYABLE                                                                        207,744              207,792

OTHER                                                                                 13,015                9,190
                                                                              --------------       --------------

        Total liabilities                                                            917,537              921,169
                                                                              --------------       --------------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY

Preferred stock, no par value, authorized 5,000,000
    shares, no shares of Series A Junior Participating
    Preferred Stock issued or outstanding; 2,200,000
    shares of 7% Series B  Cumulative Convertible
    Preferred Stock issued and outstanding                                           175,700              175,700

Common stock, no par value, 45,000,000 shares
    authorized, shares issued and outstanding: 1999 -
    15,317,042; 1998 - 15,294,572                                                    383,816              382,828

Accumulated other comprehensive income                                                 3,732               12,367

Retained earnings                                                                    212,473              200,294
                                                                              --------------       --------------

        Total Shareholders' Equity                                                   775,721              771,189
                                                                              --------------       --------------

           Total Liabilities and Shareholders' Equity                         $    1,693,258       $    1,692,358
                                                                              ==============       ==============


                             See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                                                     1999           1998
                                                                                     ----           ----
REVENUES
    Title and other operating revenues:
        Direction operations                                                     $  216,712     $  137,110
        Agency operations                                                           261,449        112,469
                                                                                 ----------     ----------

                                                                                    478,161        249,579

    Investment income                                                                12,377          6,923
    (Loss) gain on sales of investments                                                (635)           486
                                                                                 ----------     ----------

                                                                                    489,903        256,988
                                                                                 ----------     ----------
EXPENSES
    Salaries and employee benefits                                                  142,911         86,170
    Agents' commissions                                                             202,780         84,766
    Provision for policy and contract claims                                         23,495         12,978
    Assimilation costs                                                                    -          9,961
    Interest expense                                                                  2,895          1,006
    General, administrative and other                                                94,237         54,857
                                                                                 ----------     ----------

                                                                                    466,318        249,738
                                                                                 ----------     ----------

INCOME BEFORE INCOME TAXES                                                           23,585          7,250

INCOME TAX EXPENSE (BENEFIT)
    Current                                                                          13,104          8,926
    Deferred                                                                         (4,389)        (6,428)
                                                                                 -----------    ----------

                                                                                      8,715          2,498
                                                                                 ----------     ----------

NET INCOME                                                                           14,870          4,752

DIVIDENDS - PREFERRED STOCK                                                          (1,925)          (727)
                                                                                 ----------     ----------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                      $   12,945     $    4,025
                                                                                 ==========     ==========

NET INCOME PER COMMON SHARE                                                      $     0.85     $     0.36

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                               15,316         11,075

NET INCOME PER COMMON SHARE ASSUMING
    DILUTION                                                                     $     0.73     $     0.35

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING ASSUMING DILUTION                                             20,388         11,373


                             See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                      1999                  1998
                                                                                      ----                  ----
Cash flows from operating activities:
   Net income                                                                    $    14,870            $    4,752
     Depreciation and amortization                                                     8,325                 4,162
     Amortization of bond premium                                                        442                   159
     Realized investment losses (gains)                                                  635                  (486)
     Deferred income tax                                                              (4,389)               (6,428)
     Change in assets and liabilities, net of businesses
       acquired:
       Notes receivable                                                                 (115)                 (102)
       Premiums receivable                                                             8,388                 6,547
       Income taxes receivable/payable                                                (2,861)                8,725
       Policy and contract claims                                                     11,753                 4,031
       Accounts payable and accrued expenses                                         (18,321)              (14,565)
       Other                                                                         (12,564)               (4,145)
                                                                                 -----------            ----------
         Net cash provided by operating activities                                     6,163                 2,650
                                                                                 -----------            ----------

Cash flows from investing activities:
   Purchase of property and equipment, net                                           (13,876)               (2,486)
   Purchase of business, net of cash acquired                                              -              (124,019)
   Cost of investments acquired:
     Fixed maturities - available-for-sale                                          (293,680)              (32,571)
     Mortgage loans - net                                                             (8,436)                    -
   Proceeds from investment sales or maturities:
     Fixed maturities - available-for-sale                                           269,204                20,477
     Mortgage loans - net                                                                  -                   964
                                                                                 -----------            ----------
         Net cash used in investing activities                                       (46,788)             (137,635)
                                                                                 -----------            ----------

Cash flows from financing activities:
   Proceeds from the sale of common shares                                               988                77,125
   Dividends paid                                                                     (2,691)               (1,479)
   Proceeds from issuance of notes payable                                                 -               207,500
   Payments on notes payable                                                             (48)              (55,898)
                                                                                 -----------            ----------
         Net cash (used in) from financing activities                                 (1,751)              227,248
                                                                                 -----------            ----------
         Net (decrease) increase in cash and invested cash                           (42,376)               92,263
Cash and invested cash at beginning of period                                        174,027                70,049
                                                                                 -----------            ----------
Cash and invested cash at end of period                                          $   131,651            $  162,312
                                                                                 ===========            ==========


                             See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                                                             Accumulated
                                                                                                Other                     Total
                                                Preferred Stock           Common Stock      Comprehensive   Retained   Shareholders'
                                              Shares      Amounts     Shares      Amounts      Income       Earnings      Equity
                                              ------      -------     ------      -------      ------       --------      ------

Balance - December 31, 1997                          -    $     -    8,964,633    $168,066     $ 7,536      $116,802     $ 292,404

   Net income                                        -          -            -           -           -         4,752         4,752
   Other comprehensive income
     Net unrealized gain on securities,
       net of tax of $554                            -          -            -           -       1,028             -         1,028
                                                                                                                         ---------
   Comprehensive income                                                                                                      5,780
                                                                                                                         ---------
   Common and preferred stock issued         2,200,000    175,700    6,051,973     206,603           -             -       382,303
   Stock option and incentive plans                  -          -       43,463       1,251           -             -         1,251
   Preferred dividends (7%)                          -          -            -           -           -          (727)         (727)
   Common dividends ($0.05/share)                    -          -            -           -           -          (752)         (752)
                                             ---------    -------    ---------    --------     -------      --------     ---------

Balance - March 31, 1998                     2,200,000    $175,700   15,060,069   $375,920     $ 8,564      $120,075     $ 680,259
                                             =========    ========   ==========   ========     =======      ========     =========

Balance - December 31, 1998                  2,200,000    $175,700   15,294,572   $382,828     $12,367      $200,294     $ 771,189

   Net income                                        -          -            -           -           -        14,870        14,870
   Other comprehensive income
     Net unrealized gain on securities,
       net of tax of $4,467                          -          -            -           -      (8,635)            -        (8,635)
                                                                                                                          ---------
   Comprehensive income                                                                                                      6,235
                                                                                                                         ---------
   Common stock issued                               -          -            -           -           -             -             -
   Stock option and incentive plans                  -          -       22,470         988           -             -           988
   Preferred dividends (7%)                          -          -            -           -           -        (1,925)       (1,925)
   Common dividends ($0.05/share)                    -          -            -           -           -          (766)         (766)
                                             ---------    -------    ---------    --------     -------      --------     ---------

Balance - March 31, 1999                     2,200,000    $175,700   15,317,042   $383,816     $ 3,732      $212,473     $ 775,721
                                             =========    ========   ==========   ========     =======      ========     =========

                             See accompanying notes

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars except per share amounts)



1.       Interim Financial Information

         The unaudited consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934. This report should be read in conjunction with the aforementioned Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of this information have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

         Certain 1998 amounts have been reclassified to conform to the 1999 presentation.


2.       Acquisition

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

         Pursuant to EITF 94-3, the Company has recorded assimilation costs of approximately $11.5 million on a pre-tax basis related to exit and termination costs incurred in connection with the acquisition of Commonwealth/Transnation. Costs incurred to exit certain leases and to dispose of certain title plants comprised $9.4 million of this amount. The remaining $2.1 million primarily relates to the termination of employees for which employee severance benefits have been accrued. Assimilation costs paid in the quarter ended March 31, 1999 were $2.5 million and the total paid to date was $10.0 million. Exit and termination costs of

         Commonwealth/Transnation leases and employees necessary to assimilate the operations of Commonwealth/Transnation with the Company have been capitalized as part of the purchase price.

         The following unaudited pro forma results of operations of the Company give effect to the acquisition of Commonwealth/Transnation as though the transaction had occurred on January 1, 1998.

                                                                              Three Months Ended
                                                                                March 31, 1998
                                                                                --------------
              Operating revenues                                                   $   388,711
              Investment income                                                         12,990
                                                                                   -----------
              Gross revenues                                                           401,701
              Expenses                                                                 386,380
                                                                                   -----------
              Income before income taxes                                                15,321
              Income tax expense                                                         5,366
                                                                                   -----------
              Net income                                                                 9,955
              Less:  preferred dividends                                                 1,925
                                                                                   -----------
              Net income available to common
                  shareholders                                                     $     8,030
                                                                                   ===========

              Net income per common share                                              $  0.53
                                                                                       =======

              Net income per common share assuming
                  dilution                                                             $  0.49
                                                                                       =======

              Weighted number of average common
                  shares outstanding                                                    15,042
                                                                                        ======

              Weighted number of average common
                  shares outstanding assuming dilution                                  20,165
                                                                                        ======

3.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                 Three Months Ended March 31,
                                                                                  1999                1998
                  Numerator:
                      Net income - numerator for diluted
                         earnings per share                                    $   14,870           $   4,752
                      Less preferred dividends                                     (1,925)               (727)
                                                                               ----------           ---------

                      Numerator for basic earnings per share                   $   12,945           $   4,025
                                                                               ==========           =========

                  Denominator:
                      Weighted average shares - denominator
                         for basic earnings per share                              15,316              11,075

                  Effect of dilutive securities:
                      Assumed weighted average conversion
                         of preferred stock                                         4,825                   -
                      Employee stock options                                          247                 298
                                                                               ----------           ---------

                      Denominator for diluted earnings per
                         share                                                     20,388              11,373
                                                                               ==========           =========

                  Basic earnings per common share                              $     0.85           $    0.36
                                                                               ==========           =========

                  Diluted earnings per common share                            $     0.73           $    0.35
                                                                               ==========           =========

         On February 27, 1998, the Company issued 6,051,973 shares of common stock and 2,200,000 shares of convertible preferred stock in connection with the acquisition of Commonwealth/Transnation (see Note 2). For the three months ended March 31, 1998 the effect of converting the preferred stock results in antidilution and therefore has been excluded from the diluted EPS calculation.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations


Results of Operations

General

On February 27, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Commonwealth Land Title Insurance Company and Transnation Title Insurance Company ("Commonwealth/Transnation") as described in
Note 2 of the Notes to Consolidated Financial Statements set forth elsewhere in this report. The assets and liabilities of Commonwealth/Transnation have been revalued to their respective fair market values. The financial statements of the Company reflect the combined operations of the Company and Commonwealth/Transnation from the closing date of the acquisition.

The following discussion includes information on pro forma results of operations that assumes that the Commonwealth/Transnation operations were included for the entire first quarter of 1998.

Operating Revenues

Operating revenues for the first quarter of 1999 were $478.2 million, compared to $249.6 million in the first quarter of 1998. In addition to the current year's full first quarter inclusion of revenues from Commonwealth/Transnation, the increase is the result of strong volumes in both resale and refinancing transactions, reflecting relative stability in the interest rate environment and general health in the real estate markets. On a pro forma basis, assuming the inclusion of Commonwealth/Transnation for the entire first quarter of 1998, operating revenues for that period would have been $388.7 million.

The Company opened 251,500 new orders for title insurance in branch offices in the first quarter of 1999 compared to 285,850 on a pro forma basis in the first quarter of 1998.

Investment Income

Investment income was $12.4 million in the first quarter of 1999 compared to $6.9 million in the first quarter of 1998. The increase was largely attributable to the increased level of invested assets held as a result of the Commonwealth/Transnation acquisition.

Expenses

The Company's operating margin, before claims, interest expense, goodwill amortization and investment income, and excluding 1998 assimilation costs in connection with the Commonwealth/ Transnation acquisition, was 8.5% in the first quarter of 1999, as compared to 10.1% in the first quarter of 1998. The change in the operating margin from the first quarter of 1998 to the first quarter of 1999 was principally attributable to the shift in the source of revenues toward agency operations, which accounted for 54.7% of operating revenues in the quarter, compared to 45.1% in the prior year quarter. Claims experience has continued to be extremely favorable, as reflected in the provision for claims at 4.9% of operating revenue for the first quarter compared to 5.2% in the first quarter of 1998.

Net Income

Net income was $14.9 million, or $0.73 per share on a diluted basis, for the quarter ended March 31, 1999, compared to net income of $4.8 million, or $0.35 per share on a diluted basis, for the quarter ended March 31, 1998. The 1999 first quarter results included an after-tax loss from sales of investments of $0.4 million, or $0.02 per share on a diluted basis, and the 1998 first quarter results included an after-tax gain on sales of investments of $0.3 million, or $0.02 per share on a diluted basis. The weighted average number of diluted shares outstanding was 20.4 million for the 1999 first quarter, compared to 11.4 million for the prior year quarter.

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 1999 was $6.2 million. As of March 31, 1999, the Company held cash and invested cash of $131.7 million and fixed maturity securities of $785.1 million.

In addition, the Company has a working capital line of credit in the amount of $30.0 million which was unused at March 31, 1999.

On April 14, 1999, the Company announced that the Board of Directors had approved a stock repurchase program pursuant to which the Company expects to purchase up to one million shares, or approximately 6.5%, of its issued and outstanding Common Stock primarily on the open market over the ensuing 12 months. The Company began share repurchases under the program on or about May 1, 1999. Repurchases are expected to be funded from available corporate funds, an existing credit facility and future excess cash flow.

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

The Year 2000 Project Team has divided its Year 2000 compliance program into four (4) phases with estimated completion deadlines: assessment (internal fourth quarter 1998, external first quarter 1999), remediation/replacement (second quarter 1999), testing (second quarter 1999), and integration (third quarter
1999). As of March 31, 1999 the Company had almost completed all necessary inventories and company-wide testing. The assessment of vendors and service providers was in process. The Company's headquarters mainframe was upgraded and a compliant version of the operating system was installed. All other systems vital to the operation of the Company were either being remediated or replaced. Headquarters facilities had been assessed and facilities related remediation plans were under development.

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

Realizing the importance of Year 2000 readiness, the Company has allocated approximately $14.1 million in the aggregate from its general operating funds to the Year 2000 issue. Although significant, this amount is not material to the Company's operational budget. An approximate allocation of the budgeted amount is $4.0 million for assessment, $5.0 million for remediation/ replacement, $2.5 million for testing, $1.3 million for integration, and $1.3 million for contingencies. Through March 31, 1999, approximately $6.2 million has been spent in the assessment, remediation and testing, and contingency planning phases. Since the Year 2000 Project Team is separate from the Company's information and technology department and the amount allocated to the Year 2000 issue is specifically allocated for that purpose, the allocation has not resulted in the delay of any other non-Year 2000 related information and technology projects.

The Company believes that it has identified all of the business systems vital to its operations and that its Year 2000 compliance program will result in the continuation of the Company's operations to and through the Year 2000 and beyond. However, the Year 2000 issue, and its resolution, is complex and multifaceted. The success of a response plan cannot be conclusively known until the Year 2000 is reached (or an earlier date to the extent that systems and equipment address Year 2000 date data prior to year 2000). Even with appropriate and diligent pursuit of a well-conceived response plan, including testing procedures, there is no certainty that any company will achieve complete success. However, the Company is diligently trying to ensure that its significant systems, equipment, facilities, services and products will not be adversely affected by the Year 2000 problem. As such, the Company has appointed a Corporate Contingency Planner to develop a contingency plan to address the worst case scenario relative to Year 2000 compliance. The Contingency Planner has implemented a risk management process, defined Year 2000 failure scenarios, and assessed existing business continuity, contingency, and disaster recovery plans and capabilities. The Contingency Planner has also begun assessing the costs and benefits of alternatives in an effort to select and implement the best contingency strategy for the Company's mission critical systems. All contingency strategies are scheduled for testing during the third quarter.


Interest Rate Risk

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities, the table presents principal cash flows and related weighted interest rates by expected maturity dates. Actual cash flows could differ from the expected amounts.


                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                             (dollars in thousands)

                                                                                     2004 and
                                1999       2000       2001       2002       2003       after      Total    Fair Value
                                ----       ----       ----       ----       ----       -----      -----    ----------
Assets:
   Taxable
     available-for-sale
     securities:
     Book value                $11,453   $20,770    $39,847    $31,428    $64,626    $315,060   $483,184    $486,859
     Average yield                6.2%      6.9%        5.9%      6.2%        5.9%        6.9%

   Non-taxable
     available-for-sale
     securities:
     Book value                  1,161     6,839      6,513     12,238     14,861     188,813    230,425     233,564
     Average yield                5.8%      3.6%        3.7%      4.6%        4.1%       4.8%

   Preferred stock:
     Book value                      -         -          -          -          -      63,993     63,993      64,630
     Average yield                   -         -          -          -          -        7.5%

The Company also has long-term debt of $207.5 million bearing interest at 5.30% at March 31, 1999. A .25% change in the interest rate would affect income before income taxes by approximately $0.5 million annually.


Forward-Looking and Cautionary Statements

Certain information contained in this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Among other things, these statements relate to the financial condition, results of operation and business of the Company. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in its reports to shareholders. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. These forward-looking statements involve certain risks and uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Further, any such statement is specifically qualified in its entirety by the following cautionary statements.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

The  information   required  by  this  Item  is  set  forth  under  the  caption
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk" in Item 2 of this report.

                           PART II. OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

a)    Exhibits
      --------
               Exhibit No.                        Document
               ----------                         --------

                   11           Statement re: Computation of Earnings Per Share.

                   27           Financial Data Schedule (electronic copy only).

b)    Reports on Form 8-K
      -------------------

      None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         LANDAMERICA FINANCIAL GROUP, INC.
                                           (Registrant)





Date:      May 12, 1999                      /s/ Charles Henry Foster, Jr.
       --------------------              ---------------------------------------
                                           Charles Henry Foster, Jr.
                                           Chairman and Chief Executive Officer





Date:       May 12, 1999                     /s/ Jeffrey Alan Tischler
       ---------------------             ---------------------------------------
                                           Jeffrey Alan Tischler
                                           Executive Vice President and Chief
                                              Financial Officer

                                  EXHIBIT INDEX

No.         Description
---         -----------

11          Statement Re:  Computation of Earnings Per Share

27          Financial Data Schedule (electronic copy only)