Form 10-Q
period 1999-06-30
LANDAMERICA FINANCIAL GROUP INC
filed 1999-08-13
CIK 877355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended  June 30, 1999      Commission File No.  1-13990
                           ---------------                         ---------


                        LANDAMERICA FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)



                    Virginia                            54-1589611
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)


          101 Gateway Centre Parkway
          Richmond, Virginia                           23235-5153
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

                                   Yes  X   No
                                       ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, No Par Value    14,353,911       August 6, 1999
                                    ----------------   ----------------

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                           Page No.
                                                                                           --------
                         PART I.  FINANCIAL INFORMATION

      Item 1.     Consolidated Financial Statements:

                  Consolidated Balance Sheets.................................................3

                  Consolidated Statements of Operations ......................................5

                  Consolidated Statements of Cash Flows.......................................6

                  Consolidated Statements of Changes in
                     Shareholders' Equity.....................................................7

                  Notes to Consolidated Financial Statements..................................8


      Item 2.     Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations...............................................12


      Item 3.     Quantitative and Qualitative Disclosures
                     about Market Risk.......................................................17


                          PART II.  OTHER INFORMATION

      Item 1.     Legal Proceedings..........................................................18

      Item 4.     Submission of Matters to a Vote of Security Holders........................18

      Item 5.     Other Information..........................................................19

      Item 6.     Exhibits and Reports on Form 8-K...........................................20

                  Signatures.................................................................22

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                               June 30,             December 31,
ASSETS                                                                           1999                   1998
------                                                                           ----                   ----
INVESTMENTS:
    Fixed maturities available-for-sale - at fair value
        (amortized cost:  1999 - $757,546; 1998 - $756,608)                 $     747,203          $     774,856
    Equity securities - at fair value (cost: 1999 - $3,220; 1998
        - $3,426)                                                                   1,754                  4,204
    Mortgage loans (less allowance for doubtful accounts:
        1999 - $71; 1998 - $155)                                                   16,367                 11,613
    Invested cash                                                                  71,266                104,792
                                                                            -------------          -------------

           Total investments                                                      836,590                895,465

CASH                                                                               65,922                 69,235

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts:  1999 -
        $2,083; 1998 - $2,054)                                                     11,430                  7,340
    Premiums (less allowance for doubtful accounts:  1999 -
        $10,764; 1998 - $8,179)                                                    55,479                 61,203
    Income tax recoverable                                                          6,712                      -
                                                                            -------------          -------------

           Total notes and accounts receivable                                     73,621                 68,543

PROPERTY AND EQUIPMENT - at cost (less accumulated
    depreciation and amortization:  1999 - $96,243; 1998 -
    $86,767)                                                                       93,656                 76,420

TITLE PLANTS                                                                       93,141                 95,358

GOODWILL (less accumulated amortization:  1999 -
    $29,661; 1998 - $24,630)                                                      345,098                348,595

DEFERRED INCOME TAXES                                                              95,508                 80,557

OTHER ASSETS                                                                       78,068                 58,185
                                                                            -------------          -------------

           Total assets                                                     $   1,681,604          $   1,692,358
                                                                            =============          =============

                             See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                        June 30,            December 31,
LIABILITIES                                                               1999                  1998
-----------                                                               ----                  ----
POLICY AND CONTRACT CLAIMS                                           $      540,630       $      521,894

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                       166,233              181,452

FEDERAL INCOME TAXES                                                              -                  841

NOTES PAYABLE                                                               207,715              207,792

OTHER                                                                        14,551                9,190
                                                                     --------------       --------------

        Total liabilities                                                   929,129              921,169
                                                                     --------------       --------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Preferred stock, no par value, authorized 5,000,000
    shares, no shares of Series A Junior Participating
    Preferred Stock issued or outstanding; 2,200,000
    shares of 7% Series B Cumulative Convertible
    Preferred Stock issued and outstanding                                  175,700              175,700


Common stock, no par value, 45,000,000 shares
    authorized, shares issued and outstanding: 1999 -
    14,415,451; 1998 - 15,294,572                                           357,552              382,828

Accumulated other comprehensive (loss) income                                (7,716)              12,367

Retained earnings                                                           226,939              200,294
                                                                     --------------       --------------

        Total Shareholders' Equity                                          752,475              771,189
                                                                     --------------       --------------

           Total Liabilities and Shareholders' Equity                $    1,681,604       $    1,692,358
                                                                     ==============       ==============

                             See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                              1999           1998           1999            1998
                                                              ----           ----           ----            ----
REVENUES
    Title and other operating revenues:
        Direct operations                                 $  230,768     $  245,736     $   447,480     $  384,557
        Agency operations                                    301,616        246,950         563,065        357,708
                                                          ----------     ----------     -----------     ----------
                                                             532,384        492,686       1,010,545        742,265
    Investment income                                         12,539         13,063          24,916         19,986
    Gain (loss) on sales of investments                         (778)          (116)         (1,413)           370
                                                          ----------     ----------     -----------     ----------
                                                             544,145        505,633       1,034,048        762,621
                                                          ----------     ----------     -----------     ----------
EXPENSES
    Salaries and employee benefits                           148,984        147,317         291,895        233,487
    Agents' commissions                                      235,626        191,176         438,406        275,942
    Provision for policy and contract claims                  26,242         25,644          49,737         38,622
    Assimilation costs                                             -          1,556               -         11,517
    Interest expense                                           2,885          3,186           5,780          4,192
    General, administrative and other                        103,238         92,508         197,475        147,365
                                                          ----------     ----------     -----------     ----------
                                                             516,975        461,387         983,293        711,125
                                                          ----------     ----------     -----------     ----------
INCOME BEFORE INCOME TAXES                                    27,170         44,246          50,755         51,496

INCOME TAX EXPENSE (BENEFIT)
    Current                                                    9,997         14,905          23,101         23,831
    Deferred                                                      42            610          (4,347)        (5,818)
                                                          ----------     ----------     -----------     ----------
                                                              10,039         15,515          18,754         18,013
                                                          ----------     ----------     -----------     ----------
NET INCOME                                                    17,131         28,731          32,001         33,483

DIVIDENDS - PREFERRED STOCK                                   (1,925)        (1,925)         (3,850)        (2,652)
                                                          ----------     ----------     -----------     ----------

NET INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                          $   15,206     $   26,806     $    28,151     $   30,831
                                                          ==========     ==========     ===========     ==========

NET INCOME PER COMMON SHARE                               $     1.01     $     1.78     $      1.86     $     2.36

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                        14,987         15,080          15,152         13,042

NET INCOME PER COMMON SHARE ASSUMING
    DILUTION                                              $     0.86     $     1.42     $      1.59     $     2.02

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING ASSUMING DILUTION                      19,978         20,221          20,179         16,549

                             See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                      1999               1998
                                                                                      ----               ----
Cash flows from operating activities:
   Net income                                                                    $    32,001         $   33,483
     Depreciation and amortization                                                    17,076             11,441
     Amortization of bond premium                                                        924                  2
     Realized investment losses (gains)                                                1,413               (370)
     Deferred income tax                                                              (4,347)            (5,818)
     Change in assets and liabilities, net of businesses acquired:
       Notes receivable                                                               (4,090)            (4,797)
       Premiums receivable                                                             5,724             (2,237)
       Income taxes receivable/payable                                                (3,617)             3,831
       Policy and contract claims                                                     18,736             15,356
       Accounts payable and accrued expenses                                         (15,219)            (1,442)
       Other                                                                         (12,940)           (12,169)
                                                                                 -----------         ----------
         Net cash provided by operating activities                                    35,661             37,280
                                                                                 -----------         ----------
Cash flows from investing activities:
   Purchase of property and equipment, net                                           (27,064)            (1,555)
   Purchase of business, net of cash acquired                                              -           (126,346)
   Cost of investments acquired:
     Fixed maturities - available-for-sale                                          (424,730)          (115,564)
     Mortgage loans - net                                                             (4,754)            (4,621)
   Proceeds from investment sales or maturities:
     Fixed maturities - available-for-sale                                           420,324             31,822
                                                                                 -----------         ----------
         Net cash used in investing activities                                       (36,224)          (216,264)
                                                                                 -----------         ----------
Cash flows from financing activities:
   Proceeds from the sale of common shares                                             1,727             78,080
   Common shares retired                                                             (27,003)                 -
   Cash surrender value increase                                                      (5,567)              (480)
   Dividends paid                                                                     (5,356)            (4,162)
   Proceeds from issuance of notes payable                                                 -            207,500
   Payments on notes payable                                                             (77)           (56,758)
                                                                                 -----------         ----------
         Net cash (used in) provided by financing activities                         (36,276)           224,180
         Net (decrease) increase in cash and invested cash                           (36,839)            45,196
Cash and invested cash at beginning of period                                        174,027             70,049
                                                                                 -----------         ----------
Cash and invested cash at end of period                                          $   137,188         $  115,245
                                                                                 ===========         ==========

                             See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                                                           Accumulated
                                                                                              Other                      Total
                                                Preferred Stock         Common Stock      Comprehensive   Retained   Shareholders'
                                              Shares     Amounts     Shares     Amounts   Income (Loss)   Earnings      Equity
                                            ----------  ---------  ----------  ---------  -------------   --------      ------
Balance - December 31, 1997                          -  $      -    8,964,633  $ 168,066  $       7,536  $ 116,802     $ 292,404
   Net income                                        -         -            -          -              -     33,483        33,483
     Net unrealized loss on securities,
       net of tax benefit of $(1,455)                -         -            -          -         (2,701)         -        (2,701)
                                                                                                                       ---------
         Comprehensive income                                                                                             30,782

   Common and preferred stock issued         2,200,000   175,700    6,051,973    206,603              -          -       382,303
   Stock option and incentive plans                  -         -      181,862      3,329              -          -         3,329
   Preferred dividends (7%)                          -         -            -          -              -     (2,652)       (2,652)
   Common dividends ($0.10/share)                    -         -            -          -              -     (1,510)       (1,510)
                                            ----------  ---------  ----------  ---------  -------------  ---------     ---------
Balance - June 30, 1998                      2,200,000  $ 175,700  15,198,468  $ 377,998  $       4,835  $ 146,123     $ 704,656
                                            ==========  =========  ==========  =========  =============  =========     =========
Balance - December 31, 1998                  2,200,000  $ 175,700  15,294,572  $ 382,828  $      12,367   $200,294     $ 771,189
   Net income                                        -         -            -          -              -     32,001        32,001
     Net unrealized loss on securities,
       net of tax benefit of $(11,190)               -         -            -          -        (20,083)         -       (20,083)
                                                                                                                       ---------
         Comprehensive income                                                                                             11,918
                                                                                                                       ---------

   Stock option and incentive plans                  -         -       58,379      1,727              -          -         1,727
   Common stock retired                              -         -     (937,500)   (27,003)             -          -       (27,003)
   Preferred dividends (7%)                          -         -            -          -              -     (3,850)       (3,850)
   Common dividends ($0.10/share)                    -         -            -          -              -     (1,506)       (1,506)
                                            ----------  ---------  ----------  ---------  -------------  ---------     ---------
Balance - June 30, 1999                      2,200,000  $ 175,700  14,415,451  $ 357,552  $      (7,716) $ 226,939     $ 752,475
                                            ==========  =========  ==========  =========  =============  =========     =========


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

         Pursuant to EITF 94-3, the Company has recorded assimilation costs of approximately $11.5 million on a pre-tax basis related to exit and termination costs incurred in connection with the acquisition of Commonwealth/Transnation. Costs incurred to exit certain leases and to dispose of certain title plants comprised $9.4 million of this amount. The remaining $2.1 million primarily relates to the termination of employees for which employee severance benefits have been accrued. Assimilation costs paid in the quarter ended June 30, 1999 were $0.6 million and the total paid to date was $10.7 million. Exit and termination costs of Commonwealth/Transnation leases and employees necessary to assimilate the operations of Commonwealth/Transnation with the Company have been capitalized as part of the purchase price.

         The following unaudited pro forma results of operations of the Company give effect to the acquisition of Commonwealth/Transnation as though the transaction had occurred on January 1, 1998. These operating results exclude the effect of assimilation charges.

                                                                Six Months Ended
                                                                  June 30, 1998
                                                                  -------------

               Operating revenues                                  $   881,397
               Investment income                                        25,937
                                                                   -----------
               Gross revenues                                          907,334
               Expenses                                                836,247
                                                                   -----------
               Income before income taxes                               71,087
               Income tax expense                                       24,912
                                                                   -----------
               Net income                                               46,175
               Less:  preferred dividends                                3,850
                                                                   -----------
               Net income available to common
                  shareholders                                     $    42,325
                                                                   ===========

               Net income per common share                               $2.81
                                                                         =====

               Net income per common share assuming
                  dilution                                               $2.29
                                                                         =====

               Weighted number of average common
                  shares outstanding                                    15,059
                                                                        ======

               Weighted number of average common
                  shares outstanding assuming dilution                  20,174
                                                                        ======

3.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended             Six Months Ended
                                                                  June 30,                     June 30,
                                                            1999           1998           1999          1998
                                                            ----           ----           ----          ----
         Numerator:
             Net income - numerator for
                diluted earnings per share               $   17,131     $  28,731      $  32,001     $  33,483
             Less preferred dividends                         1,925         1,925          3,850         2,652
                                                         ----------     ---------      ---------     ---------

             Numerator for basic earnings per
                 share                                   $   15,206     $  26,806      $  28,151     $  30,831
                                                         ==========     =========      =========     =========

         Denominator:
             Weighted average shares -
                denominator for basic earnings
                per share                                    14,987        15,080         15,152        13,042

         Effect of dilutive securities:
             Assumed weighted average
                conversion of preferred stock                 4,825         4,825          4,825         3,216
             Employee stock options                             166           316            202           291
                                                         ----------     ---------      ---------     ---------

             Denominator for diluted earnings
                per share                                    19,978        20,221         20,179        16,549
                                                         ==========     =========      =========     =========

         Basic earnings per common share                      $1.01         $1.78          $1.86         $2.36
                                                              =====         =====          =====         =====

         Diluted earnings per common share                    $0.86         $1.42          $1.59         $2.02
                                                              =====         =====          =====         =====

4.       Commitments and Contingencies

         With respect to the Norwest and Fleet suits reported on page F-28 of the Company's Form 10-K for the year ended December 31, 1998, the Court has entered orders in favor of Commonwealth Land Title Insurance Company ("Commonwealth") sustaining without leave to amend Commonwealth's and the other defendants demurrers to certain of plaintiffs' causes of action. Commonwealth is continuing to investigate the plaintiffs' factual allegations in both suits as to the remaining causes of action. Management is unable at this time to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome on the remaining causes of action or determine the amount of any potential offsetting recoveries that may be available. Commonwealth intends to vigorously defend the remaining causes of action and any attempt to shift to it mortgage lending business risks or responsibilities outside the scope of the title insurance policy.

         The People of the State of California, the Controller of the State of California and the Insurance Commissioner of the State of California have filed a putative defendant class action suit in the Sacramento Superior Court. While the subsidiaries of LandAmerica Financial Group, Inc. that do business in California (the "LandAmerica California Subsidiaries") were not named in the suit, they fall within the putative defendant class definition. The suit alleges that the defendants (i) failed to escheat unclaimed property to the Controller of the State of California on a timely basis, (ii) charged California home buyers and other escrow customers fees for services which were never performed, or which cost less than the amount charged, and (iii) devised and carried out schemes with financial institutions to receive interest, or monies in lieu of interest, on escrow funds deposited by defendants with financial institutions in demand deposits.

         The LandAmerica California Subsidiaries are cooperating with the Controller's Office in the conduct of unclaimed property audits, and with the Department of Insurance in a limited examination with respect to banking relationships. Management will continue to monitor developments in the lawsuit.

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

The following discussion includes information on pro forma results of operations that assumes that the Commonwealth/Transnation operations were included for the entire first half of 1998.

Operating Revenues

Operating revenues for the second quarter of 1999 were $532.4 million, compared to $492.7 million in the second quarter of 1998. The increase is the result of very strong agency revenue, reflecting high volumes of refinancing transactions in the first quarter of 1999 not recorded until remitted to LandAmerica in the second quarter. This increase was offset by a comparative-period decline in direct revenues, which was principally the result of a lower level of refinancing transactions in the second quarter of 1999 attributable to increased mortgage interest rates in the period.

For the first six months of 1999, operating revenues were $1.01 billion, compared to $742.3 million in the corresponding 1998 period. On a pro forma basis, assuming the inclusion of Commonwealth and Transnation (which were acquired on February 27, 1998) for the entire first six months of 1998, operating revenues would have been $881.4 million in that period.

Investment Income

Investment income in the first six months of 1999 was $24.9 million compared to $20.0 million in the first six months of 1998. This increase principally reflects the inclusion of Commonwealth/Transnation for the full six months of 1999 versus only four months of 1998.

Expenses

Operating expenses for the second quarter of 1999 were $517.0 million compared to $461.4 million in the second quarter of 1998. The increase resulted principally from an increase in agents' commissions reflecting the increased mix in agency revenues previously discussed. Other expense increases were principally in the technology area associated with the Company's Year 2000 remediation efforts and preparation for the installation of TitleQuest 2000(TM), its internet based title production, escrow and closing system.

Operating expenses for the first six months of 1999 were $983.3 million compared to $711.1 million for the comparable period of 1998. On a pro forma basis, the first six months of 1998 included operating expenses of $836.2 million. The increase in the 1999 six-month period compared to the pro forma six month 1998 period was related principally to an increase in agents' commissions related to the increased mix in agency revenues. The increase was also due to the increase in the technology area discussed above and an increase in personnel related expenses. The increase in personnel expenses reflects the increase in staffing levels, subsequent to the second quarter of 1998, necessary to service increased business volumes. Management has implemented plans to reduce staffing levels in line with current business volumes.

Net Income

LandAmerica reported net income of $17.1 million, or $0.86 per share on a diluted basis, for the second quarter of 1999, compared to net income of $28.7 million, or $1.42 per share on a diluted basis, for the second quarter of 1998. The 1999 quarter included an after-tax loss on sales of investments of $506,000, or $0.02 per diluted share, compared to an after-tax loss of $75,000 in the corresponding quarter of 1998, which had no effect on a per diluted share basis.

For the six months ended June 30, 1999, net income was $32.0 million, or $1.59 per share on a diluted basis, compared to $33.5 million, or $2.02 per share on a diluted basis, for the first six months of 1998. The first half of 1999 included an after-tax loss on sales of investments of $918,000, or $0.04 per diluted share, compared to a first half 1998 after-tax gain on sales of investments of $241,000, or $0.01 per diluted share.


Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 1999 was $35.7 million. As of June 30, 1999, the Company held cash and invested cash of $137.2 million and fixed maturity securities of $747.2 million.

In addition, the Company has a working capital line of credit in the amount of $30.0 million which was unused at June 30, 1999.

On July 28, 1999, the Company announced that the Board of Directors had approved a stock repurchase program pursuant to which the Company is authorized to purchase up to an additional one million shares, or approximately 6.9%, of its issued and outstanding Common Stock on the open market over the ensuing 12 months. Under a previous program announced April 14, 1999, the Company completed the repurchase of one million common shares on July 1, 1999. Repurchases are expected to be funded from available corporate funds, an existing credit facility and future excess cash flow.

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

The Company began its formal Year 2000 compliance program in 1996. The Year 2000 Project Team was appointed to assess the Year 2000 vulnerability of the Company's significant systems, equipment, facilities, services and products. The Year 2000 Project Team is comprised of internal and external personnel. Several Company executives, including the Company's President, serve as Project Team Sponsors. The Year 2000 Project Team is separate and distinct from the Company's information and technology department. Through the Year 2000 Project Team, the Company undertook an internal quality assurance program to evaluate and test its significant systems, equipment, facilities, services and products. The internal and external assessments were the basis of a full remediation and testing process. In addition to the Project Team Sponsors, the Year 2000 compliance program is subject to the independent review of a Corporate Steering Committee. Both the Project Team Sponsors and Corporate Steering Committee review the Year 2000 compliance program for its impact (and the impact of the Year 2000 issues) on all phases of the Company's business.

The Year 2000 Project Team has divided its Year 2000 compliance program into four (4) phases with estimated completion deadlines: assessment (internal fourth quarter 1998, external first quarter 1999), remediation/replacement (second quarter 1999), testing (second quarter 1999), and integration (third quarter
1999). As of June 30, 1999, all headquarters mission-critical applications had been fully remediated, tested, and upgraded. Testing was completed for all essential systems used in the Company's field offices. Some remaining local office upgrades wil1 continue into the third quarter. The assessment of vendors and service providers was substantially completed.

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

The Company has budgeted approximately $14.1 million in the aggregate from its general operating funds to the Year 2000 issue. Although significant, this amount is not material to the Company's operational budget. An approximate allocation of the budgeted amount is $4.0 million for assessment, $5.0 million for remediation/ replacement, $2.5 million for testing, $1.3 million for integration, and $1.3 million for contingencies. Through June 30, 1999, approximately $8.6 million has been spent in the assessment, remediation and testing, and contingency planning phases. Since the Year 2000 Project Team is separate from the Company's information and technology department and the amount allocated to the Year 2000 issue is specifically allocated for that purpose, the allocation has not resulted in the delay of any other non-Year 2000 related information and technology projects.

The Company believes that it has identified all of the business systems vital to its operations and that its Year 2000 compliance program will result in the continuation of the Company's operations to and through the Year 2000 and beyond. However, the Year 2000 issue, and its resolution, is complex and multifaceted. The success of a response plan cannot be conclusively known until the Year 2000 is reached (or an earlier date to the extent that systems and equipment address Year 2000 date data prior to year 2000). Even with appropriate and diligent pursuit of a well-conceived response plan, including testing procedures, there is no certainty that any company will achieve complete success. However, the Company is diligently trying to ensure that its significant systems, equipment, facilities, services and products will not be adversely affected by the Year 2000 problem. As such, the Company has engaged a Corporate Contingency Planner to develop a contingency plan to address the worst case scenario if the Company's Year 2000 compliance program should fail to address the Year 2000. A comprehensive approach to the Contingency Plan has been developed. The Contingency Planner has implemented a risk management process, defined Year 2000 failure scenarios, and assessed existing business continuity, contingency, and disaster recovery plans and capabilities. The Contingency Planner has also begun assessing the costs and benefits of alternatives in an effort to select and implement the best contingency strategy for the Company's mission critical systems. All contingency strategies are scheduled for testing during the third quarter. Training is scheduled for later in the year. Agreements for backup services are currently being negotiated.

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

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                             (dollars in thousands)

                                                                                     2004 and                Fair
                                1999       2000       2001       2002       2003       after     Total       Value
                                ----       ----       ----       ----       ----       -----     -----       -----
Assets:
   Taxable
     available-for-sale
     securities:
     Book value               $ 9,363    $20,806    $42,884    $35,957    $47,553    $316,242   $472,805    $466,056
     Average yield                6.0%       6.8%       6.0%       6.1%       6.2%        6.9%

   Non-taxable
     available-for-sale
     securities:
     Book value                   584     1,748       6,482     11,174     12,994     193,121    226,103     222,509
     Average yield                7.5%      4.5%        3.7%       4.7%       4.1%        4.8%

   Preferred stock:
     Book value                     -         -           -          -          -      58,638     58,638      58,638
     Average yield                  -         -           -          -          -         7.3%

The Company also has variable rate long-term debt of $207.7 million bearing interest at 5.30% at June 30, 1999. A .25% change in the interest rate would affect income before income taxes by approximately $0.5 million annually.


Forward-Looking and Cautionary Statements

Certain information contained in this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to the financial condition, results of operation and business of the Company. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in its reports to shareholders. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. These forward-looking statements involve certain risks and uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Further, any such statement is specifically qualified in its entirety by the following cautionary statements.

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

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

With respect to the Norwest Litigation and the Fleet Litigation as reported in the Company's Form 10-K for the period ending December 31, 1998, the following has occurred since that report:

On April 6, 1999, the court entered an order consolidating the case of Norwest Mortgage, Inc., et al. v. Commonwealth Land Title Ins. Co., et al., Superior Court for the County of Los Angeles, California Case No. VC028084, with the case of Norwest Mortgage, Inc. et al. v. Allstate Mortgage Co., Inc., Los Angeles Superior Court Case No. VC025404 (the "Norwest Litigation").

On March 12, 1999, the court entered an order in favor of Commonwealth sustaining without leave to amend Commonwealth's demurrer to Norwest's cause of action for breach of fiduciary duty. On June 15, 1999, the court entered an order in favor of Commonwealth sustaining without leave to amend Commonwealth's and the other defendants' demurrers to Norwest's causes of action for negligent misrepresentation and negligence.

On May 7, 1999, the court entered an order in favor of Commonwealth sustaining without leave to amend Commonwealth's demurrer to Fleet's cause of action for breach of fiduciary duty. On July 14, 1999, the court entered an order in favor of Commonwealth sustaining without leave to amend Commonwealth's and the other defendants' demurrers to Fleet's causes of action for negligent misrepresentation and negligence.

Commonwealth is continuing to investigate the plaintiffs' factual allegations in both the Norwest Litigation and the Fleet Litigation as to the remaining causes of action. Management is unable at this time to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome on the remaining causes of action or determine the amount of any potential offsetting recoveries that may be available. The Company intends to vigorously defend the remaining causes of action and any attempt to shift to it mortgage lending business risks or responsibilities outside the scope of the title insurance policy.


Item 4.    Submission of Matters to a Vote of Security Holders

           a) An Annual Meeting of Shareholders (the "Meeting") was held by the Company on May 18, 1999.

           c) At the Meeting, the shareholders elected four directors to serve three-year terms. The voting with respect to each nominee was as follows:

                                                                         Broker
                       Nominee            Votes For   Votes Withheld   Non-Votes
                       -------            ---------   --------------   ---------
                J. Garnett Nelson         13,561,974      320,262          0
                Robert F. Norfleet, Jr.   13,560,674      321,562          0
                Robert M. Steinberg       13,545,755      336,481          0
                Eugene P. Trani           13,557,707      324,529          0

                The shareholders at the Meeting also considered a proposal to approve certain amendments to the LandAmerica Financial Group, Inc. 1991 Stock Incentive Plan as described in the Proxy Statement for such Meeting. The voting with respect to such matter was as follows:

                    For                    Against                    Abstain
                    ---                    -------                    -------

                13,321,050                 518,642                    42,544

                No other matters were voted upon at the Meeting or during the quarter for which this report is filed.


Item 5.        Other Information

On May 19, 1999, The People of the State of California, Kathleen Connell, Controller of the State of California, and Chuck Quackenbush, Insurance Commissioner of the State of California (collectively, the "Plaintiffs") filed a putative defendant class action suit in the Sacramento Superior Court (hereafter, the "Complaint").

The Complaint seeks to certify as a class of defendants all "title insurers," all "underwritten title companies" and all "controlled escrow companies" (as those terms are defined in the California Insurance Code) and all "independent escrow companies" (as that term is defined in the California Financial Code) doing business in the State of California from 1970 to the present who (i) hold or held dormant, unclaimed escrow funds; (ii) charged California home buyers and other escrow customers $10.00 or more for delivery services or administrative fees; (iii) charged California home buyers and other escrow customers reconveyance fees and/or (iv) earned interest (or its equivalent) from financial institutions on customers' deposited escrow funds. Fidelity National Title Insurance Company, Spring Mountain Escrow Corporation and West Coast Escrow Company were named as defendant class representatives in the suit. Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation, both subsidiaries of the Company, do business in California through branch operations and through their wholly owned subsidiaries, Commonwealth Land Title Company and Lawyers Title Company, respectively. While neither

Commonwealth Land Title Company nor Lawyers Title Company was specifically named
in  the  suit,  those  companies  fall  within  the  putative   defendant  class
definition.

Plaintiffs allege that the defendants unlawfully (i) failed to escheat unclaimed property to the Controller of the State of California on a timely basis; (ii) charged California home buyers and other escrow customers fees for services which were never performed, or which cost less than the amount charged; and
(iii) devised and carried out schemes with financial institutions to receive interest, or monies in lieu of interest, on escrow funds deposited by defendants with financial institutions in demand deposits.

On or about July 19, 1999, Plaintiffs filed a First Amended Complaint. The First Amended Complaint added as a Complainant, on behalf of The People of the State of California, the District and City Attorneys for the City and County of San Francisco. So far as the Company is aware, neither the Complaint nor the First Amended Complaint has been served on any named or unnamed party.

Based upon public comments made by the Controller of the State of California, Plaintiffs intend to pursue this action against all title insurance and escrow companies operating in the State of California. Commonwealth Land Title Company and Lawyers Title Company are cooperating with the Controller's office in the conduct of unclaimed property audits, and with the Department of Insurance in a limited examination with respect to banking relationships.

The Company will continue to monitor developments in the lawsuit.


Item 6.    Exhibits and Reports on Form 8-K

a)    Exhibits

           Exhibit No.                            Document
           -----------                            --------

               11              Statement re:  Computation of Earnings Per Share.

               27              Financial Data Schedule (electronic copy only).

b)    Reports on Form 8-K

      The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on June 7, 1999. The Form 8-K, which was dated June 1, 1999, reported under Items 5 and 7 that in connection with the withdrawal of Wachovia Bank, N.A. as the Company's transfer agent, registrar, dividend paying agent and rights agent, the Company had (i) appointed EquiServe Trust Company, N.A. to serve as the Company's transfer agent, registrar and dividend paying agent and (ii) entered into an agreement appointing State Street Bank and Trust Company as successor rights agent under the

      Company's Amended and Restated Rights Agreement, dated August 20, 1997, as amended on December 11, 1997.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         LANDAMERICA FINANCIAL GROUP, INC.
                                         ---------------------------------------
                                           (Registrant)





Date:      August 12, 1999                 /s/ Charles Henry Foster, Jr.
       -----------------------           ---------------------------------------
                                           Charles Henry Foster, Jr.
                                           Chairman and Chief Executive Officer





Date:       August 12, 1999                /s/ Jeffrey Alan Tischler
       ------------------------          ---------------------------------------
                                           Jeffrey Alan Tischler
                                           Executive Vice President and Chief
                                              Financial Officer

                                  EXHIBIT INDEX

No.               Description
---               -----------

11                Statement Re:  Computation of Earnings Per Share

27                Financial Data Schedule (electronic copy only)