Form 10-Q
period 1999-09-30
LANDAMERICA FINANCIAL GROUP INC
filed 1999-11-12
CIK 877355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  September 30, 1999             Commission File No.  1-13990
                 ----------------------                              -----------


                        LANDAMERICA FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)



           Virginia                                     54-1589611
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


      101 Gateway Centre Parkway
      Richmond, Virginia                                23235-5153
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

                                 Yes X    No
                                    ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, No Par Value    13,986,431            November 9, 1999
                                   ------------------     ----------------------

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.
                                                                        --------

                          PART I. FINANCIAL INFORMATION


      Item 1.    Consolidated Financial Statements:

                 Consolidated Balance Sheets................................3

                 Consolidated Statements of Operations .....................5

                 Consolidated Statements of Cash Flows......................6

                 Consolidated Statements of Changes in
                    Shareholders' Equity....................................7

                 Notes to Consolidated Financial Statements.................8


      Item 2.    Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations..............................11


      Item 3.    Quantitative and Qualitative Disclosures
                    about Market Risk......................................16


                      PART II. OTHER INFORMATION

      Item 1.    Legal Proceedings.........................................17

      Item 6.    Exhibits and Reports on Form 8-K..........................17

                 Signatures................................................18

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                              September 30,          December 31,
ASSETS                                                                            1999                   1998
------                                                                            ----                   ----
INVESTMENTS:
    Fixed maturities available-for-sale - at fair value
        (amortized cost:  1999 - $761,089; 1998 - $756,608)                 $     742,410          $     774,856
    Equity securities - at fair value (cost: 1999 - $3,172; 1998
        - $3,426)                                                                   1,561                  4,204
    Mortgage loans (less allowance for doubtful accounts:
        1999 - $71; 1998 - $155)                                                    9,437                 11,613
    Invested cash                                                                  66,614                104,792
                                                                            -------------          -------------

           Total investments                                                      820,022                895,465

CASH                                                                               57,857                 69,235

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts:  1999 -
        $2,093; 1998 - $2,054)                                                     12,748                  7,340
    Premiums (less allowance for doubtful accounts:  1999 -
        $11,866; 1998 - $8,179)                                                    43,527                 61,203
    Income tax recoverable                                                         12,330                      -
                                                                            -------------          -------------

           Total notes and accounts receivable                                     68,605                 68,543

PROPERTY AND EQUIPMENT - at cost (less accumulated
    depreciation and amortization:  1999 - $102,233; 1998 -
    $86,767)                                                                       97,742                 76,420

TITLE PLANTS                                                                       93,656                 95,358

GOODWILL (less accumulated amortization:  1999 -
    $32,677; 1998 - $24,630)                                                      340,548                348,595

DEFERRED INCOME TAXES                                                              90,032                 80,557

OTHER ASSETS                                                                       93,720                 58,185
                                                                            -------------          -------------

           Total assets                                                     $   1,662,182          $   1,692,358
                                                                            =============          =============


                             See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                              September 30,          December 31,
LIABILITIES                                                                       1999                  1998
-----------                                                                       ----                  -----
POLICY AND CONTRACT CLAIMS                                                   $      549,276        $      521,894

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                               142,583               181,452

FEDERAL INCOME TAXES                                                                      -                   841

NOTES PAYABLE                                                                       207,675               207,792

OTHER                                                                                15,380                 9,190
                                                                             --------------        --------------

        Total liabilities                                                           914,914               921,169
                                                                             --------------        --------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Preferred stock, no par value, authorized 5,000,000
    shares, no shares of Series A Junior Participating
    Preferred Stock issued or outstanding; 2,200,000
    shares of 7% Series B Cumulative Convertible
    Preferred Stock issued and outstanding                                          175,700               175,700

Common stock, no par value, 45,000,000 shares
    authorized, shares issued and outstanding: 1999 -
    14,172,711; 1998 - 15,242,007                                                   350,835               382,828

Accumulated other comprehensive (loss) income                                       (12,783)               12,367

Retained earnings                                                                   233,516               200,294
                                                                             --------------        --------------

        Total Shareholders' Equity                                                  747,268               771,189
                                                                             --------------        --------------

           Total Liabilities and Shareholders' Equity                        $    1,662,182        $    1,692,358
                                                                             ==============        ==============


                             See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                              1999           1998           1999            1998
                                                              ----           ----           ----            ----
REVENUES
    Title and other operating revenues:
        Direct operations                                 $  211,922     $  243,018     $   659,402     $   627,599
        Agency operations                                    289,891        255,969         852,956         613,653
                                                          ----------     ----------     -----------     -----------
                                                             501,813        498,987       1,512,358       1,241,252
    Investment income                                         12,135         13,456          37,051          33,442
    Gain (loss) on sales of investments                         (150)         2,806          (1,563)          3,176
                                                          ----------     ----------     -----------     -----------
                                                             513,798        515,249       1,547,846       1,277,870
                                                          ----------     ----------     -----------     -----------
EXPENSES
    Salaries and employee benefits                           140,700        142,245         432,595         375,732
    Agents' commissions                                      225,407        199,444         663,813         475,386
    Provision for policy and contract claims                  24,460         25,923          74,197          64,545
    Assimilation costs                                             -              -               -          11,517
    Interest expense                                           2,968          3,287           8,748           7,479
    General, administrative and other                        106,114         95,867         303,589         243,232
                                                          ----------     ----------     -----------     -----------
                                                             499,649        466,766       1,482,942       1,177,891
                                                          ----------     ----------     -----------     -----------
INCOME BEFORE INCOME TAXES                                    14,149         48,483          64,904          99,979

INCOME TAX EXPENSE (BENEFIT)
    Current                                                   (4,102)        19,816          18,998          43,647
    Deferred                                                   9,038         (1,972)          4,692          (7,790)
                                                          ----------     -----------    -----------     -----------
                                                               4,936         17,844          23,690          35,857
                                                          ----------     ----------     -----------     -----------
                                                               9,213         30,639          41,214          64,122

DIVIDENDS - PREFERRED STOCK                                   (1,925)        (1,925)         (5,775)         (4,577)
                                                          ----------     ----------     -----------     -----------

NET INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                          $    7,288     $   28,714     $    35,439     $    59,545
                                                          ==========     ==========     ===========     ===========

NET INCOME PER COMMON SHARE                               $     0.51     $     1.89     $      2.39     $      4.33

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                        14,247         15,168          14,800          13,753

NET INCOME PER COMMON SHARE ASSUMING
    DILUTION                                              $     0.48     $     1.51     $      2.08     $      3.61

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING ASSUMING DILUTION                      19,190         20,296          19,794          17,786


                             See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                     1999                   1998
                                                                                     ----                   ----
Cash flows from operating activities:
   Net income                                                                    $    41,214            $    64,122
     Depreciation and amortization                                                    27,200                 17,328
     Amortization of bond premium                                                      2,052                    193
     Realized investment losses (gains)                                                1,563                 (3,056)
     Deferred income tax                                                               4,692                 (7,790)
     Change in assets and liabilities, net of businesses acquired:
       Notes receivable                                                               (5,408)                (2,057)
       Premiums receivable                                                            17,676                 (2,437)
       Income taxes receivable/payable                                               (13,171)                17,416
       Policy and contract claims                                                     27,382                 26,074
       Accounts payable and accrued expenses                                         (38,869)                (5,700)
       Other                                                                         (22,726)               (19,305)
                                                                                 -----------            -----------
         Net cash provided by operating activities                                    41,605                 84,788
                                                                                 -----------            -----------
Cash flows from investing activities:
   Purchase of property and equipment, net                                           (38,773)                (8,712)
   Purchase of business, net of cash acquired                                              -               (126,346)
   Cost of investments acquired:
     Fixed maturities - available-for-sale                                          (500,826)              (163,302)
   Proceeds from investment sales or maturities:
     Fixed maturities - available-for-sale                                           492,811                 94,012
     Mortgage loans - net                                                              2,176                     10
                                                                                 -----------            -----------
         Net cash used in investing activities                                       (44,612)              (204,338)
Cash flows from financing activities:
   Proceeds from the sale of common shares                                             2,404                 80,866
   Common shares retired                                                             (34,397)                     -
   Cash surrender value increase                                                      (6,447)                (1,319)
   Dividends paid                                                                     (7,992)                (6,849)
   Proceeds from issuance of notes payable                                                 -                207,394
   Payments on notes payable                                                            (117)               (56,758)
                                                                                 -----------            -----------
         Net cash (used in) provided by financing activities                         (46,549)               223,334

         Net (decrease) increase in cash and invested cash                           (49,556)               103,784
Cash and invested cash at beginning of period (12/31)                                174,027                 70,049
                                                                                 -----------            -----------
Cash and invested cash at end of period                                          $   124,471            $   173,833
                                                                                 ===========            ===========


                             See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                                                             Accumulated
                                                                                                Other                      Total
                                               Preferred Stock          Common Stock        Comprehensive   Retained   Shareholders'
                                             Shares      Amounts     Shares      Amounts    Income (Loss)   Earnings      Equity
                                             ------      -------     ------      -------    -------------   --------      ------
Balance - December 31, 1997                         -   $      -    8,964,633   $168,066      $  7,536      $116,802    $ 292,404
   Net income                                       -          -            -          -             -        64,122       64,122
     Net unrealized gains on securities,
       net of tax of $649                           -          -            -          -         1,205             -        1,205
                                                                                                                        ---------
         Comprehensive income                                                                                              65,327

   Stock option and incentive plans                 -          -      159,401      4,992             -             -        4,992
   Common and preferred stock issued        2,200,000    175,700    6,117,973    206,975             -             -      382,675
   Preferred dividends (7%)                         -          -            -          -             -        (4,577)      (4,577)
   Common dividends ($0.15/share)                   -          -            -          -             -        (2,272)      (2,272)
                                            ---------   --------   ----------   --------      --------      --------    ---------
Balance - September 30, 1998                2,200,000   $175,700   15,242,007   $380,033      $  8,741      $174,075    $ 738,549
                                            =========   ========   ==========   ========      ========      ========    =========
Balance - December 31, 1998                 2,200,000   $175,700   15,294,572   $382,828      $ 12,367      $200,294    $ 771,189
   Net income                                       -          -            -          -             -        41,214       41,214
     Net unrealized loss on securities,
       net of tax benefit of $(14,166)              -          -            -          -       (25,150)            -      (25,150)
                                                                                                                        ---------
         Comprehensive income                                                                                              16,064
                                                                                                                        ---------

   Common stock retired                             -          -   (1,211,200)   (34,397)            -             -      (34,397)
   Stock option and incentive plans                 -          -       89,339      2,404             -             -        2,404
   Preferred dividends (7%)                         -          -            -          -             -        (5,775)      (5,775)
   Common dividends ($0.15/share)                   -          -            -          -             -        (2,217)      (2,217)
                                            ---------   --------   ----------   --------      --------      --------    ---------
Balance - September 30, 1999                2,200,000   $175,700   14,172,711   $350,835      $(12,783)     $233,516    $ 747,268
                                            =========   ========   ==========   ========      ========      ========    =========


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

         Pursuant to EITF 94-3, the Company recorded assimilation costs in 1998 of approximately $11.5 million on a pre-tax basis related to exit and termination costs incurred in connection with the acquisition of Commonwealth/Transnation. Costs incurred to exit certain leases and to dispose of certain title plants comprised $9.4 million of this amount. The remaining $2.1 million primarily relates to the termination of employees for which employee severance benefits have been accrued. Assimilation costs paid in the quarter ended September 30, 1999 were $0.5 million and the total paid to date was $11.2 million. Exit and termination costs of Commonwealth/Transnation leases and employees necessary to assimilate the operations of Commonwealth/Transnation with the Company have been capitalized as part of the purchase price.

         The following unaudited pro forma results of operations of the Company give effect to the acquisition of Commonwealth/Transnation as though the transaction had occurred on January 1, 1998. These operating results exclude the effect of assimilation charges.

                                                               Nine Months Ended
                                                              September 30, 1998
                                                              ------------------

                  Direct operations                               $   694,165
                  Agency operations                                   686,219
                  Investment income                                    42,199
                                                                  -----------
                  Gross revenues                                    1,422,583
                  Expenses                                          1,303,013
                                                                  -----------
                  Income before income taxes                          119,570
                  Income tax expense                                   42,756
                                                                  -----------
                  Net income                                           76,814
                  Less:  preferred dividends                            5,775
                                                                  -----------
                  Net income available to common
                     shareholders                                 $    71,039
                                                                  ===========

                  Net income per common share                           $4.71
                                                                        =====

                  Net income per common share assuming
                     dilution                                           $3.80
                                                                        =====

                  Weighted number of average common
                     shares outstanding                                15,098
                                                                  ===========

                  Weighted number of average common
                     shares outstanding assuming dilution              20,203
                                                                  ===========

3.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                            1999           1998           1999           1998
                                                            ----           ----           ----           ----
         Numerator:
             Net income - numerator for diluted
                earnings per share                       $    9,213     $  30,639      $  41,214     $   64,122
             Less preferred dividends                         1,925         1,925          5,775          4,577
                                                         ----------     ---------      ---------     ----------

             Numerator for basic earnings per share      $    7,288     $  28,714      $  35,439     $   59,545
                                                         ==========     =========      =========     ==========

         Denominator:
             Weighted average shares - denominator
                for basic earnings per share                 14,247        15,168         14,800         13,753

         Effect of dilutive securities:
             Assumed weighted average conversion of
                preferred stock                               4,824         4,824          4,824          3,752
             Employee stock options                             118           304            170            281
                                                         ----------     ---------      ---------     ----------

             Denominator for diluted earnings per
                share                                        19,190        20,296         19,794         17,786
                                                         ==========     =========      =========     ==========

         Basic earnings per common share                      $0.51         $1.89          $2.39          $4.33
                                                              =====         =====          =====          =====

         Diluted earnings per common share                    $0.48         $1.51          $2.08          $3.61
                                                              =====         =====          =====          =====

4.       Commitments and Contingencies

         For additional information, see Pending Legal Proceedings on page F-28 and Legal Proceedings on pages 12 and 13 of the Form 10-K for the year ended December 31, 1998, Commitments and Contingencies on pages 10 and 11 and Legal Proceedings on page 18 of the Form 10-Q for the quarter ended June 30, 1999, and Legal Proceedings on page 17 of this Form 10-Q.

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

The following discussion includes information on pro forma results of operations that assumes that the Commonwealth/Transnation operations were included for the entire first three quarters of 1998.

Operating Revenues

Operating revenues for the third quarter of 1999 were $501.8 million, compared to $499.0 million in the third quarter of 1998. Revenues from direct operations declined approximately 13% in the third quarter of 1999 compared to the same period of 1998. This decline was a reaction to an increase in mortgage interest rates in 1999, which caused a drop in the level of refinancing transactions. Agency revenue increased approximately 13% in the third quarter of 1999 compared to the same period in 1998, reflecting efforts to grow the agency business and reflecting the effects of the industry-typical time lag in business reported through independent agents.

For the first nine months of 1999, operating revenues were $1.51 billion, compared to $1.24 billion in the corresponding 1998 period. On a pro forma basis, assuming the inclusion of Commonwealth and Transnation (which were acquired on February 27, 1998) for the entire first nine months of 1998, operating revenues would have been $1.38 billion in that period.

Expenses

Operating expenses for the third quarter of 1999 were $499.6 million compared to $466.8 million in the third quarter of 1998. The increase resulted principally from an increase in agents' commissions related to the increase in agency revenues. Other expense increases were principally in the technology area associated with the Company's Year 2000 remediation efforts and preparation for the installation of TitleQuest 2000(TM), its internet based title production, escrow and closing system. Total personnel costs were $140.7 million in the third quarter of 1999, down from $142.2 million in the third quarter of 1998 and down from $149.0 million in the second quarter of this year. Staffing levels peaked at 10,700 in December 1998, were 10,260 by June of 1999, and during the third quarter of 1999 were reduced by almost 1,000 to 9,270.

Management's efforts to aggressively manage the staffing level down to the level of available business are continuing in the fourth quarter of 1999.

Operating expenses for the first nine months of 1999 were $1.5 billion compared to $1.2 billion for the comparable period of 1998. On a pro forma basis, the first nine months of 1998 included operating expenses of $1.3 billion. The increase in the 1999 nine-month period compared to the pro forma nine-month 1998 period was related principally to an increase in agents' commissions related to the increase in agency revenues. The increase was also due to the increase in the technology area discussed above and an increase in personnel related expenses. The increase in personnel expenses reflects the increase in staffing levels, subsequent to the third quarter of 1998, necessary to service increased business volumes. As discussed above, management has implemented plans to reduce staffing levels in line with current business volumes.

Net Income

LandAmerica reported net income of $9.2 million, or $0.48 per share on a diluted basis, for the third quarter of 1999, compared to net income of $30.6 million, or $1.51 per share on a diluted basis, for the third quarter of 1998. The 1999 quarter included after tax charges of $1.5 million, or $0.08 per diluted share, for severance related to a reduction in staffing, and other one-time charges including the loss on sale of a branch office of the Company. The third quarter of 1998 included after tax gains on the sale of investments of $1.8 million or $0.09 per diluted share, while there was a negligible capital loss in the third quarter of 1999.

For the nine months ended September 30, 1999, net income was $41.2 million, or $2.08 per share on a diluted basis, compared to $64.1 million, or $3.61 per share on a diluted basis, for the first nine months of 1998.


Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 1999 was $41.6 million. As of September 30, 1999, the Company held cash and invested cash of $124.5 million and fixed maturity securities of $742.4 million.

In addition, the Company has a bank credit facility of which $30.0 million was unused at September 30, 1999.

On July 28, 1999, the Company announced that the Board of Directors had approved a stock repurchase program pursuant to which the Company is authorized to purchase up to an additional one million shares, or approximately 6.9%, of its issued and outstanding Common Stock on the open market over the ensuing 12 months. To date, approximately 211,000 shares have been repurchased under this program. Under a previous program announced April 14, 1999, the Company completed the repurchase of one million common shares on July 1, 1999. Repurchases are expected to be funded from available corporate funds, an existing credit facility and future cash flow.

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

The Year 2000 Project Team has divided its Year 2000 compliance program into four (4) phases with estimated completion deadlines: assessment (internal fourth quarter 1998, external first quarter 1999), remediation/replacement (second quarter 1999), testing (second quarter 1999), and integration (third quarter
1999). As of September 30, 1999, all headquarters' mission-critical applications had been fully remediated, tested, upgraded, and integrated. Testing was completed for all essential systems used in the Company's field offices. Over 95% of the local office upgrades have been completed. The remaining upgrades are scheduled to be completed in early November. The assessment of vendors and service providers is completed and mission critical providers are continuing to be monitored and replaced as necessary.

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

The Company has revised its budgets to allocate approximately $12.7 million in the aggregate from its general operating funds to the Year 2000 issue; this is a $1.4 million decrease from the June 30, 1999 budgeted amount based on the progress of the Y2K Project to date. Although significant, this amount is not material to the Company's operational budget. An approximate allocation of the budgeted amount is $4.0 million for assessment, $4.2 million for remediation and replacement, $3.2 million for testing, $1.1 million for integration, and $0.2 million for contingencies. Through September 30, 1999, approximately $10.9 million has been spent in the assessment, remediation, testing, integration, and contingency planning phases. Since the Year 2000 Project Team is separate from the Company's information and technology department and the amount allocated to the Year 2000 issue is specifically allocated for that purpose, the allocation has not resulted in the delay of any other non-Year 2000 related information and technology projects.

The Company believes that it has identified all of the business systems vital to its operations and that its Year 2000 compliance program will result in the continuation of the Company's operations to and through the Year 2000 and beyond. However, the Year 2000 issue, and its resolution, is complex and multifaceted. The success of a response plan cannot be conclusively known until the Year 2000 is reached (or an earlier date to the extent that systems and equipment address Year 2000 date data prior to year 2000). Even with appropriate and diligent pursuit of a well-conceived response plan, including testing procedures, there is no certainty that any company will achieve complete success. However, the Company is diligently trying to ensure that its significant systems, equipment, facilities, services and products will not be adversely affected by the Year 2000 problem. As such, the Company has engaged a Corporate Contingency Planner to develop a contingency plan to address the worst case scenario if the Company's Year 2000 compliance program should fail to address the Year 2000. A comprehensive approach to the Contingency Plan has been developed. The Contingency Planner has implemented a risk management process, defined Year 2000 failure scenarios, and assessed existing business continuity, contingency, and disaster recovery plans and capabilities. The Contingency Planner has assessed the costs and benefits of alternatives in an effort to select and implement the best contingency strategy for the Company's mission critical systems. Any necessary training will occur throughout the remainder of the year. Agreements for backup services are currently being negotiated.

Interest Rate Risk

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities, the table presents principal cash flows and related weighted interest rates by expected maturity dates. Actual cash flows could differ from the expected amounts.

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                             (dollars in thousands)
                                                                                     2004 and
                                1999       2000       2001       2002       2003       after      Total    Fair Value
                                ----       ----       ----       ----       ----       -----      -----    ----------
Assets:
   Taxable
     available-for-sale
     securities:
     Book value               $ 9,347    $11,645    $43,457    $41,484    $45,950    $333,008   $484,891    $472,416
     Average yield                6.0%       7.4%       6.1%       6.2%       6.2%        6.9%

   Non-taxable
     available-for-sale
     securities:
     Book value                   188        670      3,344      7,554     11,943     193,965    217,664     212,348
     Average yield                8.0%       6.3%       3.9%       4.4%       4.1%        4.8%

   Preferred stock:
     Book value                     -          -          -          -          -      58,534     58,534      57,646
     Average yield                  -          -          -          -          -         7.3%

Total                         $ 9,535    $12,315    $46,801    $49,038    $57,893    $585,507   $761,089    $742,410
                              =======    =======    =======    =======    =======    ========   ========    ========


The Company also has variable rate long-term debt of $207.7 million bearing interest at 5.74% at September 30, 1999. A .25% change in the interest rate would affect income before income taxes by approximately $0.5 million annually.


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

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings

With respect to the Fleet Litigation as reported in the Company's Form 10-K for the year ended December 31, 1998 and the Company's Form 10-Q for the quarter ended June 30, 1999, Commonwealth has settled this case with a payment of $175,000 to Fleet, an amount substantially less than Commonwealth's estimated costs of continuing defense of the action.

Item 6.      Exhibits and Reports on Form 8-K

a)    Exhibits
      --------

             Exhibit No.                         Document
             -----------                         --------

                 11             Statement re: Computation of Earnings Per Share.

                 27             Financial Data Schedule (electronic copy only).

b)   Reports on Form 8-K

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on September 21, 1999. The Form 8-K, which was dated September 15, 1999, reported under Item 5 that G. William Evans had been elected as Executive Vice President and Chief Financial Officer of the Company. Mr. Evans replaced Jeffrey A. Tischler who resigned to pursue other interests.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LANDAMERICA FINANCIAL GROUP, INC.
                                          ---------------------------------
                                           (Registrant)





Date:     November 11, 1999                 /s/ Charles Henry Foster, Jr.
      -------------------------           --------------------------------------
                                            Charles Henry Foster, Jr.
                                            Chairman and Chief Executive Officer





Date:      November 11, 1999                /s/ G. William Evans
      --------------------------          --------------------------------------
                                            G. William Evans
                                            Executive Vice President and Chief
                                               Financial Officer

                                  EXHIBIT INDEX


No.               Description
---               -----------

11                Statement Re:  Computation of Earnings Per Share

27                Financial Data Schedule (electronic copy only)