Form 10-K
period 1999-12-31
LANDAMERICA FINANCIAL GROUP INC
filed 2000-03-28
CIK 877355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

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

                                 (804) 267-8000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

           Title of Securities              Name of Exchange on Which Registered
           -------------------              ------------------------------------
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

         The aggregate market value of voting stock held by non-affiliates of the registrant on March 17, 2000 was approximately $149,192,000. Executive officers and directors of the registrant and beneficial owners of more than 10% of the Common Stock are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

         The number of shares of Common Stock, without par value, outstanding on March 17, 2000 was 13,403,141.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the 2000 Annual Meeting of Shareholders (to be filed) are incorporated by reference into Part III hereof.

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

Overview of the Company's Operations

         Title Insurance. The Company issues title insurance policies through its various title underwriting subsidiaries. The Company's three principal title underwriting subsidiaries are Commonwealth Land Title Insurance Company ("Commonwealth"), Lawyers Title Insurance Corporation ("Lawyers Title") and Transnation Title Insurance Company ("Transnation"). The Company also owns 11 other title insurance underwriters, including Commonwealth Land Title Insurance Company of New Jersey, Oregon Title Insurance Company, Title Insurance Company of America and Industrial Valley Title Insurance Company. The collective operations of these subsidiaries cover the entire United States (with the exception of Iowa, which does not recognize title insurance), certain territories of the United States and Canada.

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

         The Company also is a provider of certain specialized services associated with real estate transactions through Commonwealth Relocation Services, Inc. ("Commonwealth Relocation") and through the Company's exchange company subsidiaries. Commonwealth Relocation offers national employee relocation services. LandAmerica Exchange Company and The National 1031 Exchange Corporation facilitate property exchanges pursuant to Section 1031 of the Internal Revenue Code by holding the sale proceeds from one transaction until a second acquisition occurs, thereby assisting customers in deferring the recognition of taxable income.

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

         Lawyers Title. Lawyers Title, a Virginia corporation, has been engaged primarily in the title insurance business since 1925. Lawyers Title conducts business in 49 states and in the District of Columbia, the territories of Puerto Rico and the U.S. Virgin Islands, the Bahamas and a number of Canadian provinces.

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

Direct and Agency Operations

         The Company issues title insurance policies through its direct operations (which include branch offices of its title insurers and wholly owned subsidiary agencies of the Company) or through independent title insurance agents. Where the policy is issued through its direct operations, the search is performed by or at the direction of the Company, and the premium is collected and retained by the Company. Where the policy is issued through an independent agent, the agent generally performs the search (in some areas searches are performed by approved attorneys), examines the title, collects the premium and retains a portion of the premium. The remainder of the premium is remitted to the Company as compensation for bearing the risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies from region to region and is sometimes regulated by the states. The Company is obligated to pay title claims in accordance with the terms of its policies, regardless of whether it issues policies through direct operations or independent agents. In the fiscal year ended December 31, 1999, approximately 42.7% of total title insurance revenues were derived from direct operations and 57.3% came from independent agents.

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

         Liabilities for estimated losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 1999. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the reserves for losses and loss adjustment expenses are adequate. Independent actuaries review the adequacy of reserves on an interim basis and certify as to their adequacy on an annual basis. The reserve estimates are continually reviewed and adjusted as the Company's loss experience develops or new information becomes known. Any adjustments to loss reserve estimates are included as a current operating expense. The provision for policy and contract claims as a percentage of operating revenues for 1999 was 4.9%, for 1998 was 5.2%, and for 1997 was 5.4%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

         The Company generally pays losses in cash; however, it sometimes settles claims by purchasing the interest of the insured in the real property or the interest of the claimant adverse to the insured. Assets acquired in this manner are carried at the lower of cost or estimated realizable value, net of any indebtedness thereon.

         Standard & Poors Corporation ("S&P") has assigned a financial strength rating of "A" to the title insurance operations of the Company. According to S&P, an insurer rated "A" has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings. S&P assigns a ratings outlook along with its letter ratings to indicate its expectations of trends that relate to the financial strength rating for the rated company. The ratings outlook assigned by S&P may be either "positive," "stable" or "negative." According to S&P, the ratings outlook for the Company is "negative." A "negative" outlook means that S&P may consider a downgrade of the Company's financial strength rating in the future. Duff & Phelps Credit Rating Co. ("Duff & Phelps") has assigned an "A+" rating to the claims-paying ability of the Company. According to Duff & Phelps, an "A+" rating is assigned to those companies which have a high claims-paying ability, protection factors are average and there is an expectation of variability in risk over time due to economic and/or underwriting conditions. Duff & Phelps also assigns a ratings outlook along with its letter ratings to indicate its expectations of trends that relate to the claims-paying ability rating for the rated company. The ratings outlook assigned by Duff & Phelps may be either "positive," "stable" or "negative." According to Duff & Phelps, the ratings outlook for the Company is "stable." The S&P and Duff & Phelps ratings are not designed for the protection of investors and do not constitute recommendations to buy, sell or hold any security.

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

         The Company assumes reinsurance from unaffiliated title insurance underwriters pursuant to a standard reinsurance agreement concerning specific title insurance risks for properties on which it assumes a portion of the liability. The Company has entered into numerous reinsurance agreements with other title insurance underwriters on specific transactions. The Company's exposure on all reinsurance assumed is reduced due to retention of a substantial amount of primary risk by the ceding company. In addition, exposure under these agreements generally ceases upon a transfer of the insured properties and, with respect to insured loans, is decreased by reductions in mortgage loan balances. Because of this, the actual exposure is much less than the total reinsurance which the Company has assumed. The Company provides loss reserves on assumed reinsurance business on a basis consistent with reserves for direct business.

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

Title Insurance Revenues

         The table below sets forth, for the years ended December 31, 1999 and 1998, the approximate dollars and percentages of the Company's revenues on a pro forma and historic basis for the ten states representing the largest percentages of such revenues and for all other states combined:

                                Revenues by State
                             (Dollars in thousands)

                                                        Years Ended December 31,
                             ---------------------------------------------------------------------------------------
                                         1999                         1998 (1)                      1997 (1)
                             -------------------------       -------------------------     -------------------------
Texas                        $    275,271        13.8%       $     272,577       14.1%     $    209,382        14.1%
California                        222,319        11.1%             224,062       11.6%          163,314        11.0%
Florida                           168,808         8.4%             149,220        7.7%          121,569         8.2%
Pennsylvania                      138,028         6.9%             118,819        6.1%           87,329         5.9%
Michigan                          111,992         5.6%             107,954        5.6%           78,918         5.3%
New York                          113,510         5.7%             105,135        5.4%           95,903         6.5%
New Jersey                         76,897         3.8%              65,765        3.4%           51,131         3.4%
Washington                         63,448         3.2%              65,332        3.4%           50,229         3.4%
Arizona                            60,914         3.1%              61,112        3.2%           28,988         2.0%
Colorado                           58,806         2.9%              58,348        3.0%           39,451         2.7%
Other                             642,464        32.1%             623,041       32.1%          468,158        31.5%
                             ------------   ----------       -------------  ----------     ------------   ----------
Total title revenues            1,932,457        96.6%           1,851,365       95.6%        1,394,372        94.0%

Non-title revenues                 67,557         3.4%              87,301        4.4%           92,155         6.0%
                             ------------   ----------       -------------  ----------     ------------   ----------

Total revenues                 $2,000,014       100.0%          $1,938,666      100.0%       $1,486,527       100.0%
                             ============   ==========       =============  ==========     ============   ==========

______________________

(1) On February 27, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Commonwealth and Transnation. The amounts included in the table for 1998 and 1997 are presented on a pro forma basis assuming that the acquisition occurred at the beginning of 1998 and 1997, respectively.

Sales and Marketing

         The Title Insurance Market. For sales and marketing purposes, the Company generally views residential real estate activities and commercial real estate activities as two distinct sources of title insurance business. Residential real estate business results from the construction, sale, resale and refinancing of residential properties, while commercial real estate business results from similar activities with respect to properties with a business or commercial use. The Company has emphasized the development of its residential real estate business during the 1990's, while maintaining a leadership position in insuring commercial real estate transactions. Although precise data are not available to compare the percentage of total premium revenues of the Company derived from commercial versus residential real estate activities, approximately 80% of such revenues in 1999 resulted from policies providing coverage of $1.0 million or less

(which tend to be residential) and approximately 20% of such revenues resulted from policies providing coverage in excess of $1.0 million.

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

         In 1999, the Company expanded its national affiliated agency relationships which include builders, realtors, lenders and vendor managers. There has been increased interest from lenders in forming new agency relationships since the passage of the Gramm-Leach-Bliley Act (Financial Services Modernization Act). In addition, each of the Company's principal underwriting subsidiaries has developed brand name recognition in particular markets. Using a multiple brand strategy in which each of these subsidiaries markets and sells under its own name, the Company seeks to capitalize on long-standing customer relationships and referral sources and to target different market segments with different brand names.

         Commercial Transactions. The Company is one of the leading providers of title insurance for commercial transactions. The Company's National Commercial Services ("NCS") division specializes in the sale and servicing of title insurance for complex commercial and multi-property transactions. The Company has NCS offices in 20 strategic metropolitan areas in the United States. Each of these NCS offices markets title insurance products and services to large commercial customers located in its sales territory and acts as a single point of contact for the customer's title insurance needs throughout the country. The Company also markets title insurance for commercial transactions through local direct operations and independent agents.

         In addition, the Company is one of the most strongly capitalized title insurers in the industry, with an aggregate statutory surplus of $377.3 million as of December 31, 1999. The financial strength of the Company is an important factor in marketing the Company's commercial title business capabilities, enabling it to underwrite larger title policies and retain higher levels of risk without purchasing reinsurance from a third party. The Company's capital position supports a rating of "A" from Standard & Poors (financial strength) and a rating of "A+" from Duff & Phelps (claims-paying ability). These ratings are important in competing for commercial title insurance business.

Customers

         As of December 31, 1999, no single independent agent was responsible for more than 5% of the title insurance revenues of any of the Company's principal underwriting subsidiaries. In addition, the Company is not dependent upon any single customer or any single group of customers. The loss of any one customer would not have a material adverse effect on the Company.

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

         The Company is one of the largest title insurance underwriters in the United States based on title premium revenues. Its principal competitors are other major title insurance underwriters and their agency networks. The Company's principal competitors during 1999 were Chicago Title Insurance Company, First American Title Insurance Company, Stewart Title Guaranty Company, Old Republic National Title Insurance Company and Fidelity National Title Insurance Company. Of the more than one hundred title insurance underwriting companies licensed in the United States, the top six companies account for approximately 91.3% of the title insurance market.

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

Regulation

         The title insurance business is regulated by state regulatory authorities who possess broad powers relating to the granting and revoking of licenses, and the type and amount of investments which the Company's title insurance subsidiaries may make. These state authorities also regulate insurance rates, forms of policies, claims handling procedures and the form and content of required annual statements, and have the power to audit and examine the financial and other records of these companies. Some states require title insurers to own or lease title plants. A substantial portion of the assets of the Company's title underwriting subsidiaries consists of their portfolios of investment securities. Each of these subsidiaries is required by the laws of its state of domicile to maintain assets of a statutorily defined quality and amount. See "Investment Policies" below. Under state laws, certain levels of capital and surplus must be maintained and certain amounts of portfolio securities must be segregated or deposited with appropriate state officials. State regulatory policies also restrict the amount of dividends which insurance companies may pay without prior regulatory approval. Generally, all of the title underwriters that meet certain financial thresholds are required to engage independent auditors to audit their statutory basis financial statements which, along with the auditor's report, must be filed with the state insurance regulators.

         The National Association of Insurance Commissioners (the "NAIC") has adopted model legislation which if enacted would regulate title insurers and agents nationally and change certain statutory reporting requirements. The proposed legislation also would require title insurers to audit agents periodically and require licensed agents to maintain professional liability insurance. A number of states have adopted legislation similar to some of the provisions contained in the NAIC model legislation. The Company cannot predict whether all or any portion of the proposed legislation or any similar legislation will be adopted in any other states. Also, the NAIC has adopted an instruction requiring an annual certification of reserve adequacy by a qualified actuary. Because all of the states in which the Company's title insurance subsidiaries are domiciled require adherence to NAIC filing procedures, each such subsidiary, unless it qualifies for an exemption, must file an actuarial opinion with respect to the adequacy of its reserves.

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

Investment Policies

         The Company earns investment income from its portfolio of fixed-maturity debt securities issued principally by corporations and United States, state and local jurisdictions, as well as by United States government agencies. Substantially all of this portfolio is located in the Company's title underwriting subsidiaries. At December 31, 1999, approximately 99% of the Company's investment portfolio consisted of investment grade securities. The Company's portfolio is managed to comply with the various state regulatory requirements while maximizing net after-tax yield. The Company generally does not invest in common stock issued by unaffiliated entities. The investment portfolio is managed by professional investment advisors under guidelines which govern the types of permissible investments, investment quality, maturity and duration, and concentration of issuer. These guidelines, and the Company's investment strategies, are established and periodically re-examined by the Pension and Portfolio Committee of the Company's Board of Directors. This Committee also reviews the performance of the investment advisors on a quarterly basis. See Note 2 to the Consolidated Financial Statements.

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

         In 1998, the typical seasonality of the title insurance business was somewhat tempered by the high level of refinancing activity throughout the year. Refinancing activity remained strong during the first quarter of 1999 but began to decline in the second quarter and throughout the remainder of 1999 due to market factors, including a rise in home mortgage interest rates.

Employees

         As of December 31, 1999, the Company had 8,304 full time and 454 part time employees. The Company's relationship with its employees is good. Except for 13 employees in Pittsburgh, Pennsylvania, no employees of the Company are covered by any collective bargaining agreements, and the Company is not aware of any union organizing activity relating to its employees.

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

         Provide Efficient, High Quality Services. Because the Company believes that service quality is an important factor in competing for title insurance business, the Company seeks to provide high quality market driven services in a cost efficient manner. In this regard, the Company's strategy includes the utilization of technology to further automate the title production process and the delivery of related services. Through Elliptus, the Company has begun to roll out Title Quest 2000, an internet-based title production and closing software system. The Company's strategy also includes the increased development and marketing of multiple products and services to large national and regional mortgage lenders through the LandAmerica OneStop operation. See the description of LandAmerica OneStop under "Overview of the Company's Operations - Ancillary Services."

         Increase Commercial Title Business. To enhance its position as a leading provider of title insurance in commercial transactions, the Company seeks to use its increased financial strength and claims-paying ability resulting from the acquisition of Commonwealth and Transnation to underwrite larger commercial policies and attract a greater share of the commercial title business.

         Improve Margins and Manage Costs. The Company expects to maintain its focus on improving the Company's margins through revenue growth and management of operating costs, including cost reductions through consolidation of back office operations and the use of temporary or part-time employees to reduce the Company's personnel costs, thereby enhancing the Company's responsiveness to changes in levels of real estate activity.


ITEM 2.      PROPERTIES

         The Company owns an office building and adjacent real estate in Richmond, Virginia which it uses for its corporate headquarters. This property consists of approximately 128,000 square feet of office space and a parking deck. The Company's title insurance subsidiaries conduct their business operations primarily in leased office space. As of December 31, 1999, the Company had numerous leases for its branch offices and subsidiaries throughout the states in which it operates. In addition, it owns several other properties which in aggregate are not material to its business taken as a whole.

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

         On February 23, 1998, the Company entered into an Agreement Containing Consent Order (the "Consent Order") with the Federal Trade Commission (the "FTC") in connection with the acquisition of Commonwealth and Transnation. The Consent Order required, and the Company completed, the divestiture of certain title plants in 12 localities named in the Consent

Order. Seven of such localities were in Florida, three were in Michigan, and one each was in Washington, D.C. and St. Louis, Missouri. Pursuant to the terms of the Consent Order, the Company may not acquire, without prior notice to the FTC, any interest in a title plant in any of the named localities for a period of 10 years following the date of the Consent Order.

         The Company believes that its properties are maintained in good operating condition and are suitable and adequate for its purposes.


ITEM 3.      LEGAL PROCEEDINGS

General

         The Company and its subsidiaries are involved in certain litigation arising in the ordinary course of their businesses, some of which involve claims of substantial amounts. Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company believes, based on current knowledge, that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Litigation Not in the Ordinary Course of Business

Norwest Suit

         Commonwealth and certain of its current or former employees are defendants in a suit filed on November 3, 1998 by Norwest Mortgage, Inc. and Norwest Funding, Inc. (together, "Norwest") in the Superior Court for the County of Los Angeles, California (Case No. VC028084) (the "Norwest Suit"). Norwest seeks to recover from defendants claimed losses in excess of $40 million plus punitive damages and attorneys' fees. The complaint alleges that Norwest suffered such losses as the result of a fraudulent mortgage loan scheme related to loans originated by Allstate Mortgage Company ("Allstate"), a California mortgage broker. It further alleges that approximately 254 fraudulent loans were purchased by Norwest Funding, Inc. in 1996 and 1997 under a 1994 Purchase Agreement between Norwest Funding and Allstate. Norwest contends that Commonwealth issued title insurance policies and performed certain related sub-escrow functions on a number of these loans. Commonwealth did not close any of the transactions. The complaint asserts that by virtue of their alleged knowledge of certain information and their alleged acts and omissions in the title insurance transactions, certain of Commonwealth's employees conspired with and aided and abetted Allstate and others in defrauding Norwest in the mortgage loan scheme. The complaint further alleges that Commonwealth negligently misrepresented the genuiness of the loan transactions and the absence of facts adverse to Norwest and other purchasers, that Commonwealth and the individual defendants were negligent in the performance of Commonwealth's sub-escrow function and as a title insurer and that Commonwealth breached an alleged fiduciary duty to Norwest.

         On April 6, 1999, the court entered an order consolidating the Norwest Suit with the case of Norwest Mortgage, Inc., et al. v. Allstate Mortgage Co., Inc., pending in the same court (Case No. VC025404).

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

         Commonwealth is continuing to investigate the plaintiffs' factual allegations as to the remaining causes of action. Management is unable at this time to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome on the remaining causes of action or determine the amount of any potential offsetting recoveries that may be available. Commonwealth intends to vigorously defend the remaining causes of action and any attempt to shift to it mortgage lending business risks or responsibilities outside the scope of the title insurance policy.

Baker Suit and State of California Suit

         On November 10, 1999, Thelma Baker, Yolanda Altares, Andrew Linda, Angela Gamburg, Harriette Unger, Dorothy Fanucchi and Kenneth Hirsch (collectively, the "Plaintiffs") filed a putative class action suit (the "Baker Suit") in the San Francisco Superior Court (Case No. 307827) against seventeen named defendants, including LandAmerica Financial Group, Inc. and its subsidiary, Commonwealth Land Title Company (collectively, the "LandAmerica Defendants"). Also included as defendants are four other major title insurance companies doing business in California, along with four major banks.

         The complaint in the Baker Suit describes five plaintiff classes with separate claims against the named defendants. With respect to the LandAmerica Defendants, Ms. Fanucchi purports to represent a plaintiff class defined in the complaint as "[a]ll persons or entities who, from 1980 to the present, incident to purchase, sale or refinancing of real property located in California, deposited funds in escrow accounts controlled by the LandAmerica Defendants and were not paid interest on their funds and/or were charged fees for services not rendered."

         Plaintiffs allege in the complaint that the LandAmerica Defendants unlawfully (i) charged fees to customers for services that they did not provide, services they never intended to provide, and/or services for which they could not legally retain the fees; (ii) swept or converted funds in escrow accounts based upon contrived charges without returning the funds to the depositor prior to the time the funds escheated or should have escheated to the State of California pursuant to the Unclaimed Property Law; and (iii) participated in schemes and conspiracies with the banks named in the lawsuit to receive interest, or the functional equivalent of interest, earned on customer escrow funds.

         Based on the foregoing alleged conduct, Plaintiffs assert causes of action "on behalf of the general public" against the LandAmerica Defendants for violation of: (i) California's Unfair Business Practices Act, California Business & Professions Code ss.ss. 17200, et seq.; and (ii) California's Deceptive, False and Misleading Advertising Act, California Business & Professions Code ss.ss. 17500, et seq. Ms. Fanucchi and the class she purports to represent assert two additional purported class action claims against the LandAmerica Defendants for: (i) violation of California's Consumers Legal Remedies Act, California Civil Code ss.ss. 1750, et seq.; and (ii) breach of fiduciary duty. Plaintiffs seek injunctive relief, restitution of improperly collected charges and interest, damages according to proof, punitive damages, costs and expenses in bringing the suit, attorneys' fees and pre-and-post judgment interest.

         The Baker Suit includes some but not all of the allegations contained in a defendant class action suit filed on May 19, 1999 in the Sacramento Superior Court by the People of the State of California, the Controller of the State of California and the Insurance Commissioner of the State of California against Fidelity National Title Insurance Company and others (Case No. 99AS02793) (the "State of California Suit"). While the subsidiaries of LandAmerica Financial Group, Inc. that do business in California (the "California Subsidiaries") were not named in the suit, they fall within the putative defendant class definition. The State of California Suit alleges that the defendants (i) failed to escheat unclaimed property to the Controller of the State of California on a timely basis, (ii) charged California home buyers and other escrow customers fees for services which were never performed, or which cost less than the amount charged; and (iii) devised and carried out schemes with financial institutions to receive interest, or monies in lieu of interest, on escrow funds deposited by defendants with financial institutions in demand deposits.

         The LandAmerica Defendants intend to vigorously defend the Baker Suit. Although not parties to the State of California Suit, the California Subsidiaries are cooperating with the Controller's Office in the conduct of unclaimed property audits, and with the Department of Insurance in a limited examination with respect to banking relationships. Both suits are still in their initial stages, and at this time no estimate of the amount or range of loss that could result from an unfavorable outcome can be made.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the persons who serve as executive officers of the registrant, their ages and positions as of March 17, 2000, and their business experience during the prior five years. There are no family relationships between any of such persons and any director, executive officer, or person nominated to become a director or executive officer.


        Name                    Age              Office and Experience
        ----                    ---              ---------------------

Charles H. Foster, Jr.           57     Chairman and Chief Executive  Officer of
                                        the  Company  since  October  1991.  Mr.
                                        Foster also serves as Chairman and Chief
                                        Executive Officer of Lawyers Title, a position he has held for more than five years. In addition, since June 1, 1999,
                                        Mr. Foster has served as Chairman and Chief Executive Officer of Commonwealth and Transnation.

Janet A. Alpert                  53     President of the Company  since  January
                                        1993.   Ms.   Alpert   also   serves  as
                                        President of Lawyers  Title,  a position
                                        she has held for more than  five  years.
                                        In  addition,  since March 1, 1998,  Ms.
                                        Alpert  has  served  as   President   of
                                        Commonwealth and Transnation. Ms. Alpert also served as Chief Operating Officer of the Company and Lawyers Title from January 1993 to February 27, 1998.

Theodore L. Chandler, Jr.        47     Senior  Executive  Vice President of the
                                        Company  since  January  31,  2000.  Mr.
                                        Chandler also serves as Senior Executive
                                        Vice   President   of   Lawyers   Title,
                                        Commonwealth and Transnation, positions he has held since February 23, 2000. Mr.
                                        Chandler was a member of the law firm of Williams, Mullen, Clark & Dobbins until
                                        January 31, 2000, a position he held for more than five years.

G. William Evans                 45     Executive   Vice   President  and  Chief
                                        Financial  Officer of the Company  since
                                        September  15,  1999.   Mr.  Evans  also
                                        serves as Executive  Vice  President and
                                        Chief   Financial   Officer  of  Lawyers
                                        Title,   Commonwealth  and  Transnation,
                                        positions  he has held  since  September
                                        15, 1999.  Mr. Evans served as Executive
                                        Vice President - Information  Technology
                                        of the Company from February 27, 1998 to
                                        September  15,  1999.  He served as Vice
                                        President  and  Treasurer of the Company
                                        from October 1991 to February  1998.  He
                                        also  served as Senior  Vice  President,
                                        Chief Financial Officer and Treasurer of
                                        Lawyers   Title  from  October  1991  to
                                        February 1998.

        Name                    Age              Office and Experience
        ----                    ---              ---------------------

John M. Carter                   44     Executive   Vice  President  -  Law  and
                                        Employee  Relations of the Company since
                                        February  27,  1998.   Mr.  Carter  also
                                        serves as Executive Vice President - Law and Employee Relations of Commonwealth,
                                        Lawyers Title and Transnation, positions he has held since March 1, 1998. He served as Assistant Secretary of the Company from February 1995 to February
                                        1998.  He also  served  as  Senior  Vice
                                        President - Law and Employee Relations of Lawyers Title from April 1997 to
                                        February 1998. Mr. Carter served as Vice
                                        President, General Corporate Counsel and
                                        Secretary of Lawyers  Title from 1994 to
                                        April 1997.

Jeffrey D. Vaughan               41     Executive  Vice  President - Real Estate
                                        Services  Group  of  the  Company  since
                                        September  1,  1998.  Mr.  Vaughan  also
                                        serves as  Executive  Vice  President of
                                        Lawyers    Title,    Commonwealth    and
                                        Transnation, positions he has held since
                                        April 15, 1999.  Mr.  Vaughan  served as
                                        Executive  Vice  President - Director of
                                        National   Commercial  Services  of  the
                                        Company  from April 1, 1998 to September
                                        1, 1998,  and served as  Executive  Vice
                                        President  -  Commercial   and  National
                                        Residential Operations of Lawyers Title from April 1, 1997 to April 1, 1998.
                                        From 1991 to 1997,  he was  Senior  Vice
                                        President - National Division Manager of
                                        Lawyers Title. Mr. Vaughan also serves as President of LandAmerica OneStop, a position he has held since September 1, 1998.

Jeffrey C. Selby                 54     Executive  Vice  President - Director of
                                        National Commercial Services and Manager
                                        of National Agents and Affiliates of the
                                        Company  since  February 17,  1999.  Mr.
                                        Selby has also served as Executive  Vice
                                        President   of   Lawyers   Title   since
                                        February 17, 1999, and as Executive Vice
                                        President    of     Commonwealth     and
                                        Transnation  since March 25,  1999.  Mr.
                                        Selby served as Senior Vice  President -
                                        Manager   of    National    Agents   and
                                        Affiliates  of the Company from March 1,
                                        1998  to  February  17,  1999.  He  also
                                        served  as  Senior   Vice   President  -
                                        National     Accounts     Manager     of
                                        Commonwealth  from  May 1996 to March 1,
                                        1998  and as  Senior  Vice  President  -
                                        Regional  Manager of  Commonwealth  from
                                        1993 to May 1996.

Russell W. Jordan, III           59     Senior Vice  President,  General Counsel
                                        and   Secretary  of  the  Company  since
                                        February  27,  1998.   Mr.  Jordan  also
                                        serves  as  Senior  Vice  President  and
                                        General  Counsel  of  Lawyers  Title,  a
                                        position  he has held for more than five
                                        years. In addition, since March 1, 1998,
                                        Mr.  Jordan  has  served as Senior  Vice
                                        President   and   General   Counsel   of
                                        Commonwealth and Transnation. Mr. Jordan served as Secretary and General Counsel of the Company from October 1991 to February 1998.

        Name                    Age              Office and Experience
        ----                    ---              ---------------------

John R. Blanchard                51     Senior   Vice   President   -  Corporate
                                        Controller of the Company since February
                                        27, 1998.  Mr.  Blanchard also serves as
                                        Senior  Vice   President  and  Corporate
                                        Controller  of   Commonwealth,   Lawyers
                                        Title and Transnation,  positions he has
                                        held since  March 1, 1998.  He served as
                                        Controller  of the Company from February
                                        1992 to February 1998. He also served as
                                        Senior Vice  President and Controller of
                                        Lawyers   Title  from  October  1991  to
                                        February 1998.

Christopher L. Rosati            40     Senior  Vice   President  -   Operations
                                        Controller of the Company since February
                                        27,  1998.  Mr.  Rosati  also  serves as
                                        Senior  Vice  President  and  Operations
                                        Controller  of   Commonwealth,   Lawyers
                                        Title and Transnation,  positions he has
                                        held since  March 1, 1998.  He served as
                                        Vice   President   and   Controller   of
                                        Commonwealth  and Transnation from March
                                        1996 to February  1998.  Mr. Rosati also
                                        served as Vice  President  and Assistant
                                        Controller    of    Commonwealth     and
                                        Transnation from 1992 to March 1996.

H. Randolph Farmer               61     Senior   Vice   President   -  Corporate
                                        Communications   of  the  Company  since
                                        February  27,  1998.   Mr.  Farmer  also
                                        serves  as  Senior   Vice   President  -
                                        Corporate        Communications       of
                                        Commonwealth,    Lawyers    Title    and
                                        Transnation, positions he has held since
                                        March 1, 1998.  He served as Senior Vice
                                        President    -    Communications     and
                                        Advertising  of Lawyers Title from April
                                        1, 1991 to February 27, 1998.

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

                                               Market Price        Dividends
                                               ------------        ---------
                                             High         Low
                                             ----         ---
Year Ended December 31, 1998
   First quarter                            $46.56      $31.00       $0.05
   Second quarter                            59.63       44.00        0.05
   Third quarter                             65.00       48.00        0.05
   Fourth quarter                            61.75       44.00        0.05

Year Ended December 31, 1999
   First quarter                            $58.94      $28.50       $0.05
   Second quarter                            33.56       27.13        0.05
   Third quarter                             30.50       19.13        0.05
   Fourth quarter                            21.75       15.56        0.05


         As of March 17, 2000, there were approximately 2,202 shareholders of record of the Company's Common Stock.

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

         Because the Company is a holding company, its ability to pay dividends will depend largely on the earnings of, and cash flow available from, its subsidiaries. In a number of states, certain of the Company's insurance subsidiaries are subject to regulations that require minimum amounts of statutory surplus. Under these and other such statutory regulations, approximately $58.7 million of the net assets of the Company's consolidated subsidiaries are available for dividends, loans or advances to the Company during 2000.

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


                             Regulatory                                                             Financial
    Subsidiary                 Agency                Regulatory Limitation                        Limitation(1)
    ----------                 ------                ---------------------                        -------------
Commonwealth                Pennsylvania      Payment of dividends or distributions               $33.5 million
                            Department of     may not exceed the greater of:
                             Insurance
                                                 (1)   10% of such insurer's surplus
                                                       as of the preceding year end,
                                                       or

                                                 (2)   the net income of such insurer
                                                       for such preceding year.

Lawyers Title                 Virginia        Payment of dividends or distributions               $18.1 million
                              Bureau of       is limited to the lesser of:
                              Insurance
                                                 (1)   10% of such insurer's  surplus
                                                       as of the preceding December
                                                       31, or

                                                 (2)   the net income, not including
                                                       realized capital gains, of such
                                                       insurer for the preceding
                                                       calendar year.

Transnation                   Arizona         Payment of dividends or distributions                $7.1 million
                             Department       is limited to the lesser of:
                           of Insurance
                                                 (1)   10% of such insurer's  surplus
                                                       as of the preceding December
                                                       31, or

                                                 (2)   such insurer's net investment
                                                       income for the preceding
                                                       calendar year.

__________________

(1) Based on statutory financial results for the year ended December 31, 1999.

         In addition to regulatory restrictions, the Company's ability to declare dividends is subject to restrictions under a Revolving Credit Agreement, dated as of November 7, 1997, between the Company and Bank of America National Trust and Savings Association, as amended, which generally limits the aggregate amount of all cash dividends and stock repurchases by the Company to 25% of its cumulative consolidated net income arising after December 31, 1996. As of December 31, 1999, approximately $21.5 million was available for the payment of dividends by the Company under the Revolving Credit Agreement. Management does not believe that the restrictions contained in the Revolving Credit Agreement will, in the foreseeable future, adversely affect the Company's ability to pay cash dividends at the current dividend rate.

ITEM 6.      SELECTED FINANCIAL DATA

         The information set forth in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.


For the year ended
   December 31:                          1999              1998             1997             1996             1995
                                         ----              ----             ----             ----             ----

                                              (In thousands of dollars, except per common share amounts)

   Revenues...............             $2,048,013        $1,848,870       $639,099          $594,182        $482,832

   Net income.............                 54,317            93,028         26,157            36,519          17,051

   Net income per
   common share...........                   3.21              6.13           2.93              4.11            1.92

   Net income per
   common share
   assuming dilution......                   2.79              5.05           2.84              4.01            1.89

   Dividends per
   common share...........                   0.20              0.20           0.20              0.20            0.18


At December 31:

   Total assets...........              1,657,921         1,692,358        554,693           520,968         475,843

   Shareholders'
   equity.................                730,703           771,189        292,404           262,168         238,385


ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

General

         On February 27, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Commonwealth and Transnation from Reliance Insurance Company, a subsidiary of Reliance Group Holdings, Inc. The assets and liabilities of Commonwealth and Transnation have been revalued to their respective fair market values as of that date. The financial statements of the Company reflect the combined operations of the Company, including Commonwealth and Transnation, from the closing date of the acquisition.

     Overview

         The following discussion includes, in addition to actual results of operations, information on pro forma results of operations that assumes the Commonwealth and Transnation acquisition was effective for the entire years of 1998 and 1997. The Company's primary business is the insurance of titles to real property, which is greatly influenced by the real estate economy. During the three year period from 1997 to 1999, the Company benefited from the execution of three distinct aspects of its business strategy. In addition to the Commonwealth and Transnation acquisition, operations were expanded through the acquisition of title insurance agents, expenses were tightly monitored and controlled, and claims experience improved due to quality control efforts and an improved claims environment. During 1998, the Company also benefited from the acquisition of Commonwealth and Transnation and the strong national real estate economy.

     Revenues

         The Company's operating revenues, consisting of premiums, title search, escrow and other fees, are dependent on overall levels of real estate and mortgage refinance activity, which are influenced by a number of factors including interest rates and the general state of the economy. In addition, the Company's revenues are affected by the Company's sales and marketing efforts and its strategic decisions based on the rate structure and claims environment in particular markets.

         Premiums and fees are determined both by competition and by state regulation. Operating revenues from direct title operations are recognized at the time real estate transactions close, which is generally 60 to 90 days after the opening of a title order. Operating revenues from agents are recognized when the issuance of a policy is reported to the Company by an agent. Although agents generally report the issuance of policies on a monthly basis, heightened levels of real estate activity may slow this reporting process. This typically results in delays averaging 90 days from the closing of real estate transactions until the recognition of revenues from agents. As a result, there can be a significant lag between changes in general real estate activity and their impact on the portion of the Company's revenues attributable to agents.

         In addition to the premiums and related fees, the Company earns investment income from its investment portfolio of primarily fixed-maturity securities. Investment income includes dividends and interest as well as realized capital gains or losses on the portfolio. The Company regularly reexamines its portfolio strategies in light of changing earnings or tax situations.

     Factors Affecting Profit Margins and Pre-Tax Profits

         The Company's profit margins are affected by several factors, including the volume of real estate and mortgage refinance activity, policy amount and the nature of real estate transactions. Volume is an important determinant of profitability because the Company, like any other title insurance company, has a significant level of fixed costs arising from personnel, occupancy costs and maintenance of title plants. Because premiums are based on the face amount of the policy, larger policies generate higher premiums although expenses of issuance do not necessarily increase in proportion to policy size. Cancellations affect profitability because costs incurred both in opening and in processing orders typically are not offset by fees. Commercial transactions tend to be more profitable than residential transactions.

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

     Seasonality

         Historically, residential real estate activity has been generally slower in the winter, when fewer families move, buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity is generally more uniform throughout the seasons but is highly subject to changes in interest rates. The Company typically reports its lowest revenues in the first quarter, with revenues increasing into the second quarter and through the third quarter. The fourth quarter customarily may be as strong as the third quarter, depending on the level of activity in the commercial real estate market.

         In 1998, the typical seasonality of the title insurance business was influenced by changes in the levels of refinancing activity. For additional information, see "Item 1 - Business - Cyclicality and Seasonality."

     Contingencies

         For a discussion of pending legal proceedings for the periods covered by this discussion of the Company's financial condition and results of operation, see "Item 3 - Legal Proceedings."

Results of Operations

                  Comparison of Years Ended December 31, 1999,
                     December 31, 1998 and December 31, 1997

     Net Income

         The Company reported net income of $54.3 million or $2.79 per share on a diluted basis for 1999 compared to $93.0 million or $5.05 per share on a diluted basis in 1998 and $26.2 million or $2.84 per share on a diluted basis in 1997. Exclusive of assimilation costs associated with the Commonwealth and Transnation acquisition, net income was $100.5 million or $5.46 per share on a diluted basis in 1998. Net operating income (which excludes realized investment gains and losses) was $55.3 million, $91.2 million and $26.3 million for the years ended 1999, 1998 and 1997, respectively.

         On a pro forma basis and excluding assimilation costs net income would have been $105.7 million or $5.22 per share on a diluted basis in 1998, and $55.8 million or $2.79 per share on a diluted basis in 1997. On a pro forma basis, and excluding assimilation costs, net operating income was $103.7 million and $54.9 million for the years ended 1998 and 1997, respectively.

     Operating Revenues

         Operating revenues reported for 1999 were $2.00 billion compared to $1.80 billion in 1998 and $622.8 million in 1997. On a pro forma basis, operating revenues in 1998 were $1.94 billion compared to $1.49 billion in 1997. In addition to the inclusion of Commonwealth and Transnation revenues in 1998, the increase in 1998 was the result of increased volumes in residential and commercial resale and refinancing transactions, reflecting the favorable interest rate environment and the general health of the national real estate markets. During 1999 order volume in direct company offices decreased to 833,600 from 1,041,500 in 1998 as a result of the effect on the residential mortgage markets of three interest rate increases initiated by the Federal Reserve in 1999. The resulting decrease in direct revenues was offset by an increase in agency revenues, principally the result of the timing effects of the industry's typical time lag in business reported through independent agents.

     Investment Income

         The Company reported pre-tax investment income of $48.0 million, $49.3 million and $16.3 million in 1999, 1998 and 1997, respectively. Excluding capital gains and losses, investment income was $49.6 million, $46.5 million and $16.6 million in 1999, 1998 and 1997, respectively. The improvement in 1999 and 1998 was principally due to the addition of earnings from the investments acquired in the Commonwealth and Transnation transaction.

     Expenses

         Operating Expenses. The Company's expense ratio was 92.2% in 1999 compared to 87.6% in 1998 and 90.1% in 1997. The expense ratio improved in 1998 compared to 1997 reflecting increased operating leverage resulting from the growth in revenues, and the continuing focus on expense management. The increase in the expense ratio in 1999 compared to 1998 resulted from an increase in the amount of agency commissions as the mix of revenues shifted from direct operations to independent agents.

         Assimilation   Costs.   Assimilation   costs  on  a  pre-tax  basis  of
approximately $11.5 million were incurred in 1998 in connection with the acquisition of Commonwealth and Transnation. No such costs were incurred in 1999 or 1997.

         Salaries and Employee Benefits. Personnel-related expenses are a significant portion of total operating expenses in the title insurance industry. These expenses require intensive management through changing real estate cycles. As a percentage of gross title revenues, salary and related expenses were 28.1%, 29.3% and 32.2% in 1999, 1998 and 1997, respectively. In response to the lower level of orders received in direct operations, staffing levels had been decreased to 8,500 by December 1999 from a peak level of 10,700 in December 1998.

         Agents' Commissions. Commissions paid to title insurance agents are the largest single expense incurred by the Company. The commission rate varies by geographic area in which the commission was earned. Commissions as a percentage of agency revenue were 77.8% in 1999, 77.6% in 1998 and 75.0% in 1997.

         General, Administrative and Other Expenses. The most significant components of other expenses are outside costs of title production, rent for office space, communications, travel and taxes levied by states on premiums.

         Provision for Policy and Contract Claims. The Company's claims experience has shown improvement in recent years. The loss ratio (the provision for policy and contract claims as a percentage of operating revenues) was 4.9%, 5.2% and 5.4% in 1999, 1998 and 1997, respectively. Claims paid as a percentage of operating revenues were 3.2%, 2.8% and 4.4% in 1999, 1998 and 1997, respectively.

     Income Taxes

         The Company pays U.S. federal and state income taxes based on laws in the jurisdictions in which it operates. The effective tax rates reflected in the income statement for 1999, 1998 and 1997 differ from the U.S. federal statutory rate principally due to non-taxable interest, dividend deductions, travel and entertainment and company-owned life insurance.

         At December 31, 1999 the Company had recorded gross deferred tax assets of $112.9 million related primarily to policy and contract claims and employee benefit plans. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain.

         At December 31, 1999, the Company recorded a valuation allowance of $11.5 million related to the $11.5 million deferred tax asset created by the unrealized losses associated with the Company's investment portfolio. No valuation allowance was recorded at December 31, 1998.

         The Company reassesses the realization of deferred assets quarterly and, if necessary, adjusts its valuation allowance accordingly.

Liquidity and Capital Resources

         Cash provided by operating activities for the years ended December 31, 1999, 1998 and 1997 was $97.6 million, $165.1 million and $18.8 million, respectively. As of December 31, 1999, the Company held cash and invested cash of $163.9 million and fixed-maturity securities of $735.1 million.

         In 1999, the Board of Directors approved plans to repurchase 2.0 million of the Company's issued and outstanding common shares. By December 31, 1999, the Company had repurchased 1.7 million of such shares at a cost of $43.4 million. The additional authorized repurchases were completed in the first quarter of 2000. Repurchases were funded from available corporate funds.

         Upon closing the acquisition of Commonwealth and Transnation on February 27, 1998, the Company incurred debt of $207.5 million under a credit facility and issued 2.2 million shares of 7% Series B Cumulative Convertible Preferred Stock. The Company estimates that servicing the debt and preferred stock will require approximately $20.0 million per year, which management expects to be funded largely from cash flow from operations. Additionally, management believes that these cash requirements will be partially offset by approximately $15.0 million of federal income tax benefits related to the tax deductibility of interest expense, amortization of intangibles and amortization of tax reserve discount. In view of the historical ability of the Company to generate strong, positive cash flows, and the strong cash position and relatively conservative capitalization structure of the Company, management believes that the Company will have sufficient liquidity and adequate capital resources to meet both its short- and long-term capital needs. In addition, the Company has $30.0 million available under the credit facility which was unused at December 31, 1999.

Year 2000 Issues

         In prior years, the Company discussed the nature and progress of its efforts to assure mission critical systems would function properly to and beyond the Year 2000. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately

$8.3 million during 1999 and $4.8 million during 1998 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its mission critical internal systems, or the products and services of third parties whose services are critical to the operation of the Company. The Company will continue to monitor its mission critical computer applications and those of its mission critical suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Interest Rate Risk

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Actual cash flows could differ from the expected amounts.

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                              ---------------------
                              (dollars in thousands)

                                                                                     2005 and                Fair
                                2000       2001       2002       2003       2004       after      Total      Value
                                ----       ----       ----       ----       ----       -----      -----      -----
Assets:
   Taxable available-for-sale
     securities:
     Book value                 $9,733    $45,838   $41,660     $46,221    $23,928    $321,992   $489,372  $469,161
     Average yield                7.5%       6.2%       6.2%       6.2%       7.0%        7.4%       7.0%

   Non-taxable available-for-
     sale securities:
     Book value                    572      3,327      7,533     11,874     18,881     174,651    216,838   209,008
     Average yield                6.8%       3.9%       4.4%       4.1%       4.8%        4.8%       4.7%

   Preferred stock:
     Book value                     -          -          -          -          -       58,538     58,538    56,915
     Average yield                  -          -          -          -          -         8.0%       8.0%

         The Company also has long-term debt of $207.5 million bearing interest at 6.42% at December 31, 1999. A 0.25% change in the interest rate would affect income before income taxes by approximately $0.5 million annually.

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

         In connection with the title insurance industry in general, factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include the following: (i) the costs of producing title evidence are relatively high, whereas premium revenues are subject to regulatory and competitive restraints; (ii) real estate activity levels have historically been cyclical and are influenced by such factors as interest rates and the condition of the overall economy; (iii) the value of the Company's investment portfolio is subject to fluctuation based on similar factors; (iv) the title insurance industry may be exposed to substantial claims by large classes of claimants and (v) the industry is regulated by state laws that require the maintenance of minimum levels of capital and surplus and that restrict the amount of dividends that may be paid by the Company's insurance subsidiaries without prior regulatory approval.

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

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except as to certain information regarding executive officers included in Part I, the definitive proxy statement for the 2000 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.


ITEM 11.     EXECUTIVE COMPENSATION

         The definitive proxy statement for the 2000 Annual Meeting of the Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

         The  definitive   proxy  statement  for  the  2000  Annual  meeting  of
Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The  definitive   proxy  statement  for  the  2000  Annual  Meeting  of
Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.

                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K

       (a) (1), (2) and (3). The response to this portion of Item 14 is submitted as a separate section of this report.

       (b)     Reports on Form 8-K
               -------------------

               None.

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


                                        LANDAMERICA FINANCIAL GROUP, INC.



                                        By: /s/ Charles H. Foster, Jr.
                                            ---------------------------
                                            Charles H. Foster, Jr.
March 24, 2000                              Chairman and Chief Executive Officer


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

                 Signature                                           Title                              Date
                 ---------                                           -----                              ----

         /s/ Charles H. Foster, Jr.                       Chairman and Chief Executive             March 24, 2000
--------------------------------------------                  Officer and Director
            Charles H. Foster, Jr.                        (Principal Executive Officer)


            /s/ Janet A. Alpert                              President and Director                March 24, 2000
--------------------------------------------
              Janet A. Alpert


        /s/ Theodore L. Chandler, Jr.                 Senior Executive Vice President and          March 24, 2000
--------------------------------------------                       Director
            Theodore L. Chandler, Jr.


           /s/ G. William Evans                           Executive Vice President and             March 24, 2000
--------------------------------------------                 Chief Financial Officer
              G. William Evans                            (Principal Financial Officer)


           /s/ John R. Blanchard                       Senior Vice President - Corporate           March 24, 2000
--------------------------------------------                       Controller
              John R. Blanchard                          (Principal Accounting Officer)


            /s/ Herbert Wender                                      Director                       March 24, 2000
--------------------------------------------
              Herbert Wender




                 Signature                                           Title                              Date
                 ---------                                           -----                              ----


            /s/ Michael Dinkins                                     Director                       March 24, 2000
--------------------------------------------
              Michael Dinkins


               /s/ James Ermer                                      Director                       March 24, 2000
--------------------------------------------
                James Ermer


            /s/ John P. McCann                                      Director                       March 24, 2000
--------------------------------------------
              John P. McCann


         /s/ Robert F. Norfleet, Jr.                                Director                       March 24, 2000
--------------------------------------------
          Robert F. Norfleet, Jr.


            /s/ Eugene P. Trani                                     Director                       March 24, 2000
--------------------------------------------
              Eugene P. Trani


          /s/ Marshall B. Wishnack                                  Director                       March 24, 2000
--------------------------------------------
            Marshall B. Wishnack


            /s/ Lowell C. Freiberg                                  Director                       March 24, 2000
--------------------------------------------
             Lowell C. Freiberg


             /s/ George E. Bello                                    Director                       March 24, 2000
--------------------------------------------
               George E. Bello


            /s/ Howard E. Steinberg                                 Director                       March 24, 2000
--------------------------------------------
              Howard E. Steinberg


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

                          YEAR ENDED DECEMBER 31, 1999

                        LANDAMERICA FINANCIAL GROUP, INC.

                               RICHMOND, VIRGINIA

FORM 10-K ITEM 14 (a)(1), (2) AND (3)

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of LandAmerica Financial Group, Inc. and subsidiaries are included in Item 8:

                                                                            Page
                                                                            ----

Report of Independent Auditors..............................................F-1
Consolidated Balance Sheets, December 31, 1999 and 1998.....................F-2
Consolidated Statements of Operations,
  Years Ended December 31, 1999, 1998 and 1997..............................F-4
Consolidated Statements of Cash Flows,
  Years Ended December 31, 1999, 1998 and 1997..............................F-5
Consolidated Statements of Changes in Shareholders'
  Equity, Years Ended December 31, 1999, 1998
  and 1997..................................................................F-6
Notes to Consolidated Financial Statements,
  December 31, 1999, 1998 and 1997..........................................F-7


The  following   consolidated   financial  statement  schedules  of  LandAmerica
Financial Group, Inc. and subsidiaries are included in Item 14(d):

  Schedule I        Summary of Investments.................................F-33
  Schedule II       Condensed Financial Information of
                      Registrant ..........................................F-34



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------

The Board of Directors and Shareholders
LandAmerica Financial Group, Inc.


We have audited the accompanying consolidated balance sheets of LandAmerica Financial Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LandAmerica Financial Group, Inc. and subsidiaries at December 31, 1999, and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                             /s/ ERNST & YOUNG LLP

Richmond, Virginia
February 22, 2000

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

CONSOLIDATED BALANCE SHEETS, DECEMBER 31
----------------------------------------

(In thousands of dollars)

ASSETS                                                                           1999                     1998
------                                                                           ----                     ----
INVESTMENTS (Note 2):
    Fixed maturities available-for-sale - at fair value
        (amortized cost:  1999 - $764,748; 1998 -
        $756,608)                                                           $     735,084            $     774,856
    Equity securities - at fair value (cost: 1999 - $3,278;
        1998 - $3,426)                                                              1,807                    4,204
    Mortgage loans (less allowance for doubtful
        accounts: 1999 - $138; 1998 - $155)                                         7,124                   11,613
    Invested cash                                                                 109,045                  104,792
                                                                            -------------            -------------

           Total investments                                                      853,060                  895,465

CASH                                                                               54,939                   69,235

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts: 1999
        - $2,026; 1998 - $2,054)                                                   12,701                    7,340
    Premiums (less allowance for doubtful accounts:
        1999 - $9,525; 1998 - $8,179)                                              35,542                   61,203
    Income tax recoverable                                                          4,256                        -
                                                                            -------------            -------------

           Total notes and accounts receivable                                     52,499                   68,543

PROPERTY AND EQUIPMENT - at cost (less
    accumulated depreciation and amortization: 1999 -
    $81,907; 1998 - $86,767)                                                       72,661                   76,420

TITLE PLANTS                                                                       93,608                   95,358

GOODWILL (less accumulated amortization: 1999 -
    $33,208; 1998 - $24,630)                                                      347,158                  348,595

DEFERRED INCOME TAXES (Note 7)                                                     80,980                   80,557

OTHER ASSETS                                                                      103,016                   58,185
                                                                            -------------            -------------

           Total assets                                                     $   1,657,921            $   1,692,358
                                                                            =============            =============

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

CONSOLIDATED BALANCE SHEETS, DECEMBER 31
----------------------------------------

(In thousands of dollars)

LIABILITIES                                                                         1999                    1998
-----------                                                                         ----                    ----
POLICY AND CONTRACT CLAIMS (Note 3)                                           $      554,450           $      521,894

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                150,408                  181,452

FEDERAL INCOME TAXES                                                                       -                      841

NOTES PAYABLE (Note 11)                                                              207,653                  207,792

OTHER                                                                                 14,707                    9,190
                                                                              --------------           --------------

        Total liabilities                                                            927,218                  921,169
                                                                              --------------           --------------

COMMITMENTS AND CONTINGENCIES
    (Notes 10 and 12)

SHAREHOLDERS' EQUITY (Notes 5 and 6)
--------------------

Preferred stock, no par value, authorized 5,000,000 shares,
    no shares of Series A Junior Participating Preferred
    Stock issued or outstanding; 2,200,000 shares of 7%
    Series B Cumulative Convertible Preferred Stock issued
    and outstanding in 1999 and 1998                                                 175,700                  175,700

Common stock, no par value, 45,000,000 shares authorized,
    shares issued and outstanding:  1999 - 13,680,421; 1998
    - 15,294,572                                                                     342,138                  382,828

Accumulated other comprehensive (loss) income                                        (31,135)                  12,367

Retained earnings                                                                    244,000                  200,294
                                                                              --------------           --------------

        Total Shareholders' Equity                                                   730,703                  771,189
                                                                              --------------           --------------

           Total Liabilities and Shareholders' Equity                         $    1,657,921           $    1,692,358
                                                                              ==============           ==============


                 See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31
-----------------------

(In thousands of dollars except per common share amounts)

                                                                                 1999               1998              1997
                                                                                 ----               ----              ----
REVENUES
    Title and other operating revenues:
        Direct operations                                                   $     853,989      $     880,689      $   331,544
        Agency operations                                                       1,146,025            918,845          291,237
                                                                            -------------      -------------      -----------
                                                                                2,000,014          1,799,534          622,781
        Investment income (Note 2)                                                 49,578             46,519           16,554
        (Loss) gain on sales of investments                                        (1,579)             2,817             (236)
                                                                            -------------      -------------      -----------
                                                                                2,048,013          1,848,870          639,099
EXPENSES (Notes 3, 9, 10 and 11)
    Salaries and employee benefits                                                561,744            527,827          200,488
    Agents' commissions                                                           891,928            712,933          218,358
    Provision for policy and contract claims                                       97,014             93,563           33,749
    Assimilation costs                                                                  -             11,517                -
    Interest expense                                                               12,068             10,659              461
    General, administrative and other                                             400,389            346,069          145,574
                                                                            -------------      -------------      -----------
                                                                                1,963,143          1,702,568          598,630
                                                                            -------------      -------------      -----------
INCOME BEFORE INCOME TAXES                                                         84,870            146,302           40,469

INCOME TAX EXPENSE (BENEFIT) (Note 7)
    Current                                                                        24,317             54,715           15,316
    Deferred                                                                        6,236             (1,441)          (1,004)
                                                                            -------------      -------------      -----------
                                                                                   30,553             53,274           14,312
                                                                            -------------      -------------      -----------
NET INCOME                                                                         54,317             93,028           26,157

DIVIDENDS - PREFERRED STOCK                                                        (7,700)            (6,502)               -
                                                                            -------------      -------------      -----------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                 $      46,617      $      86,526      $    26,157
                                                                            =============      =============      ===========

NET INCOME PER COMMON SHARE                                                 $        3.21      $        6.13      $      2.93

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                                                    14,532             14,120            8,924

NET INCOME PER COMMON SHARE ASSUMING DILUTION                               $        2.79      $        5.05      $      2.84

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING ASSUMING DILUTION                                                  19,503             18,421            9,224

                 See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31
-----------------------

(In thousands of dollars)

                                                                          1999             1998               1997
                                                                          ----             ----               ----
Cash flows from operating activities:
   Net income                                                         $   54,317       $   93,028        $   26,157
     Depreciation and amortization                                        35,463           25,757            10,527
     Amortization of bond premium                                          1,773              960               507
     Realized investment losses (gains)                                    1,579           (2,817)              236
     Deferred income tax                                                   6,236           (1,441)           (1,004)
     Change in assets and liabilities, net of businesses
       acquired:
       Notes receivable                                                   (5,361)          (1,429)              746
       Premiums receivable                                                25,661             (222)           (8,656)
       Income taxes receivable/payable                                    (5,097)             553            (8,113)
       Policy and contract claims                                         32,556           43,305             6,192
       Accounts payable and accrued expenses                             (31,044)           5,395               711
       Cash surrender value of life insurance                             (7,158)          (1,889)           (9,877)
       Other                                                             (11,326)           3,905             1,394
                                                                      ----------       ----------        ----------
         Net cash provided by operating activities                        97,599          165,105            18,820
                                                                      ----------       ----------        ----------
Cash flows from investing activities:
   Purchase of property and equipment, net                               (62,711)         (47,796)           (8,892)
   Proceeds from sale-leaseback of furniture and equipment
     (Note 10)                                                            24,932                -                 -
   Purchase of business, net of cash acquired                            (11,570)    (1  (126,346)                -
   Cost of investments acquired:
     Fixed maturities - available-for-sale                              (553,945)        (250,189)          (96,634)
     Equity securities                                                         -           (1,506)                -
     Mortgage loans                                                            -           (1,026)                -
   Proceeds from investment sales or maturities:
     Fixed maturities - available-for-sale                               542,453          144,407            60,884
     Equity securities                                                       150                -                43
     Mortgage loans                                                        4,489                -                32
                                                                      ----------       ----------        ----------
         Net cash used in investing activities                           (56,202)        (282,456)          (44,567)
                                                                      -----------      ----------        ----------
Cash flows from financing activities:
   Proceeds from the exercise of options                                   2,712           81,833                 -
   Cost of common shares repurchased                                     (43,402)               -                 -
   Repayment of cash surrender value loan                                      -           (1,517)                -
   Dividends paid                                                        (10,611)          (9,536)           (1,785)
   Proceeds from issuance of notes payable                                     -          207,500             1,958
   Payments on notes payable                                                (139)         (56,951)                -
                                                                      ----------       ----------        ----------
         Net cash (used in) provided by financing activities             (51,440)         221,329               173
                                                                      ----------       ----------        ----------
         Net (decrease) increase in cash and invested cash               (10,043)         103,978           (25,574)
Cash and invested cash at beginning of year                              174,027           70,049            95,623
                                                                      ----------       ----------        ----------
Cash and invested cash at end of year                                 $  163,984       $  174,027        $   70,049
                                                                      ==========       ==========        ==========

                 See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)

                                                                                               Accumulated
                                                                                                  Other                   Total
                                                       Preferred Stock        Common Stock    Comprehensive  Retained  Shareholders'
                                                     Shares    Amounts     Shares     Amounts    Income      Earnings     Equity
                                                     ------    -------     ------     -------    ------      --------     ------
Balance - December 31, 1996                               -    $       -   8,889,791  $167,044    $2,694     $92,430     $262,168

Comprehensive income
   Net income                                             -            -           -         -         -      26,157       26,157
   Other comprehensive income, net of tax $2,608
     Net unrealized gains on securities                   -            -           -         -     4,842           -        4,842
                                                                                                                         --------

Comprehensive income                                                                                                       30,999
                                                                                                                         --------
   Stock options and incentive plans                      -            -      74,842     1,022         -           -        1,022
   Common dividends ($0.20/share)                         -            -           -         -         -      (1,785)      (1,785)
                                                    -------    ---------   ---------  --------   -------    --------     --------

Balance - December 31, 1997                               -            -   8,964,633   168,066     7,536     116,802      292,404

Comprehensive income
   Net income                                             -            -           -         -         -      93,028       93,028
   Other comprehensive income, net of tax $2,601
     Net unrealized gains on securities                   -            -           -         -     4,831           -        4,831
                                                                                                                         --------

Comprehensive income                                                                                                       97,859
                                                                                                                         --------
   Common and preferred stock issued                2,200,000    175,700   6,093,546   208,797         -           -      384,497
   Stock options and incentive plans                        -          -     236,393     5,965         -           -        5,965
   Preferred dividends (7%)                                 -          -           -         -         -      (6,502)      (6,502)
   Common dividends ($0.20/share)                           -          -           -         -         -      (3,034)      (3,034)
                                                    ---------  ---------  ----------  --------   -------    --------     --------

Balance - December 31, 1998                         2,200,000    175,700  15,294,572   382,828    12,367     200,294      771,189

Comprehensive income
   Net income                                               -          -           -         -         -      54,317       54,317
   Other comprehensive income, net of tax $6,659
     Net unrealized losses on securities (Note 5)           -          -           -         -   (43,502)          -      (43,502)

                                                                                                                         --------

Comprehensive income                                                                                                       10,815
                                                                                                                         --------
   Common stock retired                                     -          -  (1,712,700)  (43,402)        -           -      (43,402)
   Stock options and incentive plans                        -          -      98,549     2,712         -           -        2,712
   Preferred dividends (7%)                                 -          -           -         -         -      (7,700)      (7,700)
   Common dividends ($0.20/share)                           -          -           -         -         -      (2,911)      (2,911)
                                                    ---------  ---------  ----------  --------  --------    --------     --------

Balance - December 31, 1999                         2,200,000  $ 175,700  13,680,421  $342,138  $(31,135)   $244,000     $730,703
                                                    =========  =========  ==========  ========  ========    ========     ========

                 See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------

         The accompanying consolidated financial statements of LandAmerica Financial Group, Inc. (the "Company") and its wholly owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States which, as to the insurance company subsidiaries, differ from statutory accounting practices prescribed or permitted by regulatory authorities.

         Organization
         ------------

         The Company is engaged principally in the title insurance business. Title insurance policies are insured statements of the condition of title to real property, showing ownership as indicated by public records, as well as outstanding liens, encumbrances and other matters of record and certain other matters not of public record. The Company's business results from commercial real estate activity, resales and refinancings of residential real estate and construction and sale of new housing. The Company conducts its business on a national basis through a network of branch and agency offices with approximately 40% of consolidated title revenues generated in the states of Texas, Florida, California and Pennsylvania. The Company manages its business and reports its financial information as one segment.

         Use of Estimates
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Principles of Consolidation
         ---------------------------

         The accompanying consolidated financial statements include the accounts and operations, after intercompany eliminations, of LandAmerica Financial Group, Inc., and its wholly owned subsidiaries, principally Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation and Transnation Title Insurance Company.

         Investments
         -----------

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Realized gains and losses on sales of investments, and declines in value considered to be other than temporary, are recognized in operations on the specific identification basis.

         For the mortgage-backed bond portion of the fixed maturity securities portfolio, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the security is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. That adjustment is included in net investment income.

         Title Plants
         ------------

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

         Goodwill
         --------

         The excess of cost over fair value of net assets of businesses acquired (goodwill) is amortized on a straight-line basis over 40 years.

         Long-Lived Assets
         -----------------

         The Company assesses the recoverability of unamortized identifiable intangibles, including goodwill, by determining whether the amortization of the intangible balance over its estimated life can be recovered through the undiscounted projected future cash flows of the acquired businesses. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangibles will be impacted if estimated future operating cash flows are not achieved.

         Depreciation
         ------------

         Property and equipment is depreciated principally on the straight-line method over the useful lives of the various assets, which range from three to 40 years.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Revenue Recognition
         -------------------

         Premiums on title insurance written by the Company's employees are recognized as revenue when the Company is legally or contractually entitled to collect the premium. Premiums on insurance written by agents are generally recognized when reported by the agent and recorded on a "gross" versus "net" basis. Title search and escrow fees are recorded as revenue when an order is closed.

         Policy and Contract Claims
         --------------------------

         Liabilities for estimated losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 1999. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. Title insurance reserve estimates are subject to a significant degree of inherent variability due to the effects of external factors such as general economic conditions. Although management believes that the reserve for policy and contract claims is reasonable, it is possible that the Company's actual incurred policy and contract claims will not conform to the assumptions inherent in the determination of these reserves. Accordingly, the ultimate settlement of policy and contract claims may vary significantly from the estimates included in the Company's financial statements. Management believes that the reserves for losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

         Income Taxes
         ------------

         Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits are more likely than not.

         Escrow and Trust Deposits
         -------------------------

         As a service to its customers, the Company administers escrow and trust deposits which amounted to approximately $1,462 and $1,769 at December 31, 1999 and 1998, respectively, representing undisbursed amounts received for settlements of mortgage loans and indemnities against specific title risks. These funds are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Deferred Land Exchanges
         -----------------------

         Through several non-insurance subsidiaries the Company facilitates tax-free property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. Acting as a qualified intermediary, the Company holds the proceeds from sales transactions until a qualifying acquisition occurs, thereby assisting its customers in deferring the recognition of taxable income. At December 31, 1999 and 1998, the Company was holding $383,804 and $468,663, respectively, of such proceeds which are not considered assets of the Company and are, therefore, excluded from the accompanying consolidated balance sheets.

         Statement of Cash Flows
         -----------------------

         For purposes of the statement of cash flows, invested cash is considered a cash equivalent. Invested cash includes all highly liquid investments with a maturity of three months or less when purchased.

         Fair Values of Financial Instruments
         ------------------------------------

         The carrying amounts reported in the balance sheet for cash and invested cash, short-term investments, premiums receivable, preferred stock and certain other assets approximate those assets' fair values. Fair values for investment securities are based on quoted market prices. The carrying amount reported in the balance sheet for notes payable approximates fair value since the interest rate on the notes payable is variable. The Company has no other material financial instruments.

         Stock Based Compensation
         ------------------------

         The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants.

         Reclassifications
         -----------------

         Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.


2.       INVESTMENTS

         The amortized cost and estimated fair value of investments in fixed maturities at December 31, 1999, and 1998 were as follows:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


2.       INVESTMENTS (Continued)

                                                                          1999
                                         ------------------------------------------------------------------------
                                                                Gross               Gross           Estimated
                                           Amortized         Unrealized           Unrealized           Fair
                                             Cost               Gains               Losses            Value
                                             ----               -----               ------            -----
         U.S. Treasury securities
            and obligations of
            U.S. Government
            corporations and
            agencies                       $  96,220           $    402            $    3,250        $   93,372

         Obligations of states
            and political
            subdivisions                     227,704                460                 8,451           219,713

         Fixed maturities issued
            by foreign
            governments                        5,136                511                   693             4,954

         Public utilities                     95,506              2,932                 9,141            89,297

         Corporate securities                207,174              1,723                 9,196           199,701

         Mortgage backed
            securities                        74,469                189                 3,527            71,131

         Preferred stock                      58,539              3,638                 5,261            56,916
                                           ---------          ---------            ----------        ----------

         Fixed maturities
            available-for-sale             $ 764,748          $   9,855            $   39,519        $  735,084
                                           =========          =========            ==========        ==========

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


2.       INVESTMENTS (Continued)

                                                                          1998
                                         ------------------------------------------------------------------------
                                                                Gross               Gross           Estimated
                                           Amortized         Unrealized           Unrealized           Fair
                                             Cost               Gains               Losses            Value
                                             ----               -----               ------            -----
         U.S. Treasury securities
            and obligations of
            U.S. Government
            corporations and
            agencies                       $ 100,137           $  6,013             $    22          $  106,128

         Obligations of states
            and political
            subdivisions                     132,772              4,584                  18             137,338

         Fixed maturities issued
            by foreign
            governments                       13,027                264                   -              13,291

         Public utilities                    206,217              6,168                 189             212,196

         Corporate securities                177,211              5,683               1,058             181,836

         Mortgage backed securities           63,251                359                   -              63,610

         Preferred stock                      63,993                  -               3,536              60,457
                                           ---------          ---------             -------          ----------

         Fixed maturities
            available-for-sale             $ 756,608          $  23,071             $ 4,823          $  774,856
                                           =========          =========             =======          ==========

         The  amortized  cost  and  estimated   fair  value  of   fixed-maturity
         securities at December 31, 1999 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


2.       INVESTMENTS (Continued)

                                                                  Amortized           Estimated Fair
                                                                     Cost                  Value
                                                                     ----                  -----
         Due in one year or less                                $      10,305            $    10,049

         Due after one year through five years                        199,263                195,977

         Due after five years through ten years                       232,939                223,209

         Due after ten years                                          248,563                234,718

         Mortgage backed securities                                    73,678                 71,131
                                                                -------------          -------------

                                                                $     764,748          $     735,084
                                                                =============          =============

         Earnings on investments and net realized gains (losses) for the three years ended December 31, follow:

                                                                   1999               1998             1997
                                                                   ----               ----             ----
         Fixed maturities                                        $  45,507         $  41,519        $  15,572
         Equity securities                                              25                21                2
         Invested cash and other short-term
             investments                                             5,334             6,252            1,503
         Mortgage loans                                                356               477               18
         Net realized (losses) gains                                (1,579)            2,817             (236)
                                                                 ---------         ---------        ---------

         Total investment income                                    49,643            51,086           16,859

         Investment expenses                                        (1,644)           (1,750)            (541)
                                                                 ---------         ---------        ---------

               Net investment income                             $  47,999         $  49,336        $  16,318
                                                                 =========         =========        =========

         Realized and unrealized (losses) gains representing the change in difference between fair value and cost (principally amortized cost for fixed maturities) on fixed maturities and equity securities for the three years ended December 31, are summarized below:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


2.       INVESTMENTS (Continued)

                                                                                          Change in
                                                                   Realized               Unrealized
                                                                   --------               ----------
                 1999
                     Fixed maturities                            $   (1,497)             $   (47,912)
                     Equity securities                                  (82)                  (2,249)
                                                                 ----------              -----------
                                                                 $   (1,579)             $   (50,161)
                                                                 ==========              ===========

                 1998
                     Fixed maturities                            $    2,817              $     7,431
                     Equity securities                                    -                        1
                                                                 ----------              -----------
                                                                 $    2,817              $     7,432
                                                                 ==========              ===========

                 1997
                     Fixed maturities                            $      127              $     7,468
                     Equity securities                                 (363)                     (18)
                                      -                          ----------              -----------
                                                                 $     (236)             $     7,450
                                                                 ==========              ===========

         Gross unrealized gains and (losses) relating to investments in equity securities were $862 and $(2,332) at December 31, 1999.

         Proceeds from sales of investments in fixed maturities, net of calls or maturities during 1999, 1998 and 1997 were $522,212, $76,054 and
         $58,360, respectively.  Gross gains of $2,646, $2,865 and $265 in 1999,
         1998 and 1997, respectively, and gross losses of $4,321, $48 and $138 in 1999, 1998 and 1997, respectively, were realized on those sales.

         Proceeds from sales of investments in equity securities during 1999, 1998 and 1997 were $285, $0 and $43, respectively. Gross gains of $0, $0 and $47 in 1999, 1998 and 1997, respectively, and gross losses of $82, $0 and $410 in 1999, 1998 and 1997, respectively, were realized on those sales.


3.       POLICY AND CONTRACT CLAIMS

         The Company's estimate of net costs to settle reported claims and claims incurred but not reported has not been discounted at December 31, 1999, 1998 and 1997.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


3.       POLICY AND CONTRACT CLAIMS (Continued)

         Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

                                                                     1999              1998              1997
                                                                     ----              ----              ----
         Balance at January 1                                    $    521,894      $    202,477     $   196,285

         Acquired reserves from acquisition
             of subsidiaries                                                -           276,112               -

         Incurred related to:
             Current year                                             105,163           114,833          38,301
             Prior years                                               (8,149)          (21,270)         (4,552)
                                                                 ------------      ------------     -----------

         Total incurred                                                97,014            93,563          33,749
                                                                 ------------      ------------     -----------

         Paid related to:
             Current year                                               8,959             4,155           3,216
             Prior year                                                55,499            46,103          24,341
                                                                 ------------      ------------     -----------

         Total Paid                                                    64,458            50,258          27,557
                                                                 ------------      ------------     -----------


         Balance at December 31                                  $    554,450      $    521,894     $   202,477
                                                                 ============      ============     ===========

         The favorable development on prior year loss reserves during 1997, 1998 and 1999 was attributable to lower than expected payment levels on recent issue years which included a high proportion of refinance business.

4.       REINSURANCE

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

         The Company has not paid or recovered any reinsured losses during the three years ended December 31, 1999. The total amount of premiums for assumed and ceded risks was less than 1.0% of title premiums in each of the last three years.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


5.       SHAREHOLDERS' EQUITY

         Rights Agreement
         ----------------

         The Company has issued one preferred share purchase right (a "Right") for each outstanding share of Common Stock. Each Right entitles the holder to purchase, upon certain triggering events, shares of the Company's Series A Junior Participating Preferred Stock ("Junior Preferred Stock") or Common Stock or other securities, as set forth in the Rights Agreement between the Company and State Street Bank and Trust Company, the parent company of the Company's transfer agent. Generally, the Rights will become exercisable if a person or group acquires or announces a tender offer for 20% or more of the outstanding shares of Common Stock. Under certain circumstances, the Board of Directors may reduce this threshold percentage to not less than 10%.

         If a person or group acquires the threshold percentage of Common Stock described above, each Right will entitle the holder, other than such acquiring person or group, to purchase one one-hundredth of a share of Junior Preferred Stock at an exercise price of $85, subject to certain adjustments. The Junior Preferred Stock has dividend, liquidation and voting rights that are intended to equate the value of one one-hundredth interest in a share of Junior Preferred Stock with the value of one share of Common Stock. As an alternative to purchasing shares of Junior Preferred Stock, if a person or group acquires the threshold percentage of Common Stock, each Right will entitle the holder, other than such acquiring person or group, to buy, at the then current exercise price of the Right, shares of Common Stock having a total market value of twice the exercise price. In addition, the Company's Board of Directors may exchange each Right for one share of Common Stock. If the Company is acquired in a merger or other business combination, each Right will entitle the holder, other than such acquiring person or group, to purchase, at the then current exercise price of the Right, securities of the surviving company having a total market value equal to twice the exercise price of the Rights.

         The Rights will expire on August 20, 2007, and may be redeemed by the Company at a price of one cent per Right at any time before they become exercisable. Until the Rights become exercisable, they are evidenced by the Common Stock certificates and are transferred with and only with such certificates.

         Stock Options
         -------------

         The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under FASB Statement No. 123, Accounting for Stock-Based

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


5.       SHAREHOLDERS' EQUITY (Continued)

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

         Pursuant to the 1992 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"), each non-employee director is granted an option to purchase 1,500 shares of Common Stock on the first business day following the annual meeting of shareholders. Up to 60,000 shares of Common Stock may be issued under the Directors' Plan, and as of May 21, 1997, the Company had granted options covering all 60,000 shares. Subsequent stock option grants to non-employee directors are made under the Incentive Plan. Beginning on June 17, 1998, annual stock option grants to non-employee directors who are not affiliated with Reliance
         Insurance Company were increased from 1,500 to 2,000 shares of Common Stock.

         All options which have been granted under the Incentive Plan and the Directors' Plan are non-qualified stock options with an exercise price equal to the fair market value of a share of Common Stock on the date of grant. Options granted in 1992 under the Incentive Plan and all options granted under the Directors' Plan expire ten years from the date of grant. All other options which have been granted under the Incentive Plan expire seven years from the date of grant. Options generally vest ratably over a four-year period. At December 31, 1999, there were options to purchase 71,914 shares available for future grant under the Incentive Plan.

         Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999: risk-free interest rate of 5.14%, dividend yield of 0.48%, volatility factor of the expected market price of the Company's Common Stock of .352 and a weighted-average expected life of the options of approximately 5 years.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


5.       SHAREHOLDERS' EQUITY (Continued)

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                 1999               1998               1997
                                                                 ----               ----               ----
                 Pro forma net income                        $    53,244        $    92,258       $     25,700

                 Pro forma net income available to
                     common shareholders                          45,544             85,756             25,700

                 Pro forma net income per common share              3.13               6.07               2.88

                 Pro forma net income per common share
                     assuming dilution                              2.73               5.01               2.79


         A  summary  of  the  Company's   stock  option   activity  and  related
         information for the years ended December 31 follows:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


5.       SHAREHOLDERS' EQUITY (Continued)

                                                                                  Weighted            Weighted
                                                                 Number            Average             Average
                                                               of Shares       Exercise Price        Fair Value
                                                               ---------       --------------        ----------
          Options outstanding, December 31,
              1996 (380,231 exercisable)                         691,726            $ 13
          Granted                                                117,000              21               $ 7.45
          Exercised                                               57,342              11
          Forfeited                                                2,000              20

          Options outstanding, December 31,
              1997 (452,534 exercisable)                         749,384            $ 15
          Granted                                                 88,000              45               $15.51
          Exercised                                              146,408              13
          Forfeited                                                9,789              26

          Options outstanding, December 31,
              1998 (458,762 exercisable)                         681,187            $ 19
          Granted                                                199,000              43               $25.27
          Exercised                                               99,069              11
          Forfeited                                               18,000              44

          Options outstanding, December 31,
              1999 (474,368 exercisable)                         763,118            $ 25

         The  following  table  summarizes   information   about  stock  options
         outstanding at December 31, 1999:

                                         Weighted      Weighted                      Weighted
           Range of        Number        Average        Average         Number        Average
           Exercise     Outstanding     Remaining      Exercise      Exercisable     Exercise
            Prices       at 12/31/99       Life          Price       at 12/31/99       Price
           -------      -----------        ----          -----       -----------       -----
          $ 3 - $12        159,268         2.04            8            159,268          8
          $14 - $18        246,000         2.82           18            212,000         18
          $19 - $43        172,850         4.66           30             87,100         29
          $44 - $44        169,000         6.13           44                  -          -
          $54 - $54         16,000         8.46           54             16,000         54
                         ---------                                   ----------
          $ 3 - $54        763,118         3.93           25            474,368         18
                         =========                                   ==========

         Savings and Stock Ownership Plan
         --------------------------------

         The Company has registered 3,100,000 shares of Common Stock for use in connection with the LandAmerica Financial Group, Inc. Savings and Stock Ownership Plan. Substantially all of the employees of the Company are eligible to participate in the Plan.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


5.       SHAREHOLDERS' EQUITY (Continued)

         The Plan Trustee purchases shares on the open market to use in matching employee contributions. The level of contributions to the Plan is discretionary and set by the Board of Directors annually. The number of shares purchased and allocated to employees in 1999, 1998 and 1997 were 313,167, 168,909 and 125,095, respectively, at a cost of $7,579, $8,598 and $3,432, respectively.

         Series B Preferred Stock
         ------------------------

         On February 27, 1998, the Company issued 2,200,000 shares of its 7% Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") to Reliance Insurance Company ("RIC") in connection with the acquisition of Commonwealth Land Title Insurance Company and Transnation Title Insurance Company (the "Acquisition"). The terms of the Series B Preferred Stock provide for the payment of quarterly cumulative cash dividends at an annual rate of 7% of the stated value of $50 per share, or $3.50 per share. At December 31, 1999 and 1998, there were no Series B Preferred Stock dividends in arrears.

         The Series B Preferred Stock is redeemable by the Company at any time on or after February 27, 2003 at a redemption price equal to the stated value of $50.00 per share, plus a redemption premium of 4% commencing on February 27, 2003 that declines by 1% per year over the next five years until February 27, 2007, at which time the Series B Preferred Stock may be redeemed at its stated value of $50.00 per share. The terms of the Series B Preferred Stock contain no sinking fund provisions and places no limits on the source of funds to be used for any redemption of the Series B Preferred Stock.

         The Series B Preferred Stock generally is convertible at the option of the holder into shares of Common Stock at a conversion price of $22.80 per share of Common Stock (equivalent to a conversion ratio of approximately 2.193 shares of Common Stock for each share of Series B Preferred Stock or 4,824,561 shares of Common Stock in the aggregate), subject to adjustment as described in the terms of the Series B Preferred Stock. The Series B Preferred Stock is not convertible into shares of Common Stock by RIC and its affiliates until such time as RIC and its affiliates have sold, conveyed or transferred all of the 4,039,473 shares of Common Stock received by RIC from the Company in connection with the Acquisition. However, RIC and its affiliates shall not be subject to such restriction in the event, among other things, that (i) the Company calls for the redemption of the Series B Preferred Stock held by RIC or (ii) either the Company declares a regular quarterly dividend on the Common Stock of $.40 or more during any calendar year, or the Company declares one or more non-regular dividends on the Common Stock in an aggregate amount of $.50 or more during any calendar year, or the Company declares dividends on the Common Stock, whether regular or non-regular, in an aggregate amount of $1.60 or more during any calendar year. If the Company calls for redemption less than all of the Series B Preferred Stock held by RIC and its affiliates, then RIC and its affiliates are entitled to convert into shares of Common Stock only that number of the Series B Preferred Stock that have been so called for redemption.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


5.       SHAREHOLDERS' EQUITY (Continued)

         In the event of any voluntary or involuntary dissolution, liquidation, or winding up of the Company, the holders of shares of Series B Preferred Stock are entitled to be paid, out of the assets of the Company available for distribution to its shareholders, before any payment is made in respect of the Common Stock or any other class of stock of the Company ranking junior to the Series B Preferred Stock, a liquidation preference equal to $50.00 per share plus accrued and unpaid dividends to the date of such payment. If, upon such dissolution, liquidation or winding up, the amounts payable as the liquidation preference to holders of Series B Preferred Stock and any other shares of stock ranking as to such distribution on a parity with the Series B Preferred Stock cannot be paid in full, the holders of Series B Preferred Stock and of such other shares will share ratably in any such distribution of assets in proportion to the liquidation preference that each holder is entitled to receive.

         The holders of Series B Preferred Stock are not entitled to vote at any meeting of the Company's shareholders, except as required by the Virginia Stock Corporation Act or as set forth in the terms of the Series B Preferred Stock. The terms of the Series B Preferred Stock permit the holders of shares of Series B Preferred Stock to vote for the election of two additional directors of the Company at an annual or special meeting of shareholders whenever dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods, whether or not consecutive. The holders of Series B Preferred Stock are entitled to one vote per share on matters subject to a vote by such holders.

         Comprehensive Income
         --------------------

         The Company has elected to display comprehensive income in the statements of shareholders' equity, net of reclassification adjustments. Reclassification adjustments are made to avoid double counting in comprehensive income items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods.

         A  summary   of   unrealized   (losses)   gains  and   reclassification
         adjustments, net of tax, of available-for-sale securities for the years ended December 31, 1999, 1998 and 1997 follows:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


5.       SHAREHOLDERS' EQUITY (Continued)

                                                                    1999               1998               1997
                                                                    ----               ----               ----
         Unrealized holding (losses) gains
             arising during period                               $   (26,838)        $     6,237        $  5,157
         Reclassification adjustment
             for gains previously
             included in other
             comprehensive income
             (net of tax of $3,020 -
             1999; $2,601 - 1998 and
             $2,608 - 1997)                                            5,144               1,406             315
         Adjustment for valuation
             allowance for deferred tax                              (11,520)                  -               -
                                                                 -----------         -----------        --------
         Net unrealized holding
             (losses) gains on
             marketable securities                               $   (43,502)        $     4,831        $  4,842
                                                                 ===========         ===========        ========

6.       STATUTORY FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities. Combined statutory equity of the Company's insurance subsidiaries was $377,273 and $385,566 at December 31, 1999 and 1998, respectively. The difference between statutory equity and equity determined on the basis of accounting principles generally accepted in the United States is primarily due to differences between the provision for policy and contract claims included in the accompanying  financial  statements and the statutory unearned premium reserve, which is calculated in accordance with statutory requirements, and statutory regulations that preclude the recognition of certain assets including goodwill and deferred income tax assets. Combined statutory net income of the Company's primary insurance subsidiaries was $69,290, $104,160 and $19,999 for the years ended December 31, 1999, 1998 and 1997, respectively.

         In a number of states, the Company's insurance subsidiaries are subject to regulations which require minimum amounts of statutory equity and which require that the payment of any extraordinary dividends receive prior approval of the Insurance Commissioners of these states. An extraordinary dividend is generally defined by various statutes in the state of domicile of the subsidiary insurer. Under such statutory regulations, net assets of consolidated subsidiaries aggregating $58,692 is available for dividends, loans or advances to the Company during the year 2000.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


6.       STATUTORY FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS (Continued)

         In addition, the credit agreement with Bank of America (see Note 11) contains certain covenants which would limit future dividend payments by the Company. Management does not believe, however, that these restrictions will, in the foreseeable future, adversely affect the Company's ability to pay cash dividends at the current dividend rate.

7.       INCOME TAXES

         The Company files a consolidated federal income tax return with its subsidiaries. Significant components of the Company's deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                                                   1999                  1998
                                                                                   ----                  ----
               Deferred tax assets:
                   Policy and contract claims                                   $    77,455           $    74,572
                   Pension liability                                                  7,269                 8,256
                   Employee benefit plans                                            13,021                10,476
                   Unrealized losses                                                 11,520                     -
                   Other                                                              3,629                 3,280
                                                                                -----------           -----------
                     Total deferred tax assets                                      112,894                96,584
                   Valuation allowance for deferred tax assets                      (11,520)                    -
                                                                                -----------           -----------
                     Net deferred tax assets                                        101,374                96,584
                                                                                -----------           -----------
               Deferred tax liabilities:
                   Title plant basis differences                                      7,152                 5,937
                   Unrealized gains                                                       -                 6,659
                   Other intangible assets                                            5,633                 2,869
                   Capitalized system development costs                               6,320                     -
                   Other                                                              1,289                   562
                                                                                -----------           -----------
                     Total deferred tax liabilities                                  20,394                16,027
                                                                                -----------           -----------
               Net deferred tax asset                                           $    80,980           $    80,557
                                                                                ===========           ===========

         A valuation allowance will be established for any portion of a deferred tax asset that management believes may not be realized. At December 31, 1999, the Company recorded a valuation allowance of $11,520 related to the $11,520 deferred tax asset created by the unrealized losses associated with the Company's investment portfolio. No valuation allowance was recorded at December 31, 1998.

         The provision for income tax differs from the amount of income tax determined by applying the U.S. statutory income tax rate (35%) to pre-tax income as a result of the following:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


7.       INCOME TAXES (Continued)

                                                                        1999               1998            1997
                                                                        ----               ----            ----
         Tax expense at federal statutory rate                       $  29,705           $  51,206        $ 14,164
         Non-taxable interest                                           (3,302)             (1,743)         (1,638)
         Dividend deductions                                              (883)               (856)             (1)
         Company-owned life insurance                                     (612)                290            (574)
         Meals and entertainment                                         2,200               2,121             948
         State income taxes, net of federal benefit                        655               1,275             898
         Other, net                                                      2,790                 981             515
                                                                     ---------           ---------        --------
         Income tax expense                                          $  30,553           $  53,274        $ 14,312
                                                                     =========           =========        ========

         Taxes paid were $30,574 in 1999, $48,902 in 1998 and $23,301 in 1997.

8.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

                                                                       1999               1998             1997
                                                                       ----               ----             ----
        Numerator:
             Net income - numerator for diluted
                earnings per share                                 $  54,317           $ 93,028         $26,157
             Less preferred dividends                                 (7,700)            (6,502)               -
                                                                   ---------           --------         --------

             Numerator for basic earnings per share                $  46,617           $ 86,526         $26,157
                                                                   =========           ========         =======

         Denominator:
             Weighted average shares - denominator
                for basic earnings per share                          14,532             14,120            8,924

         Effect of dilutive securities:
             Assumed weighted average conversion of
                preferred stock                                        4,825              4,020                -
             Employee stock options                                      146                281              300
                                                                   ---------           --------         --------

             Denominator for diluted earnings per share               19,503             18,421            9,224

         Basic earnings per common share                               $3.21              $6.13            $2.93
                                                                       =====              =====            =====

         Diluted earnings per common share                             $2.79              $5.05            $2.84
                                                                       =====              =====            =====

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


9.       PENSIONS AND OTHER POSTRETIREMENT BENEFITS

         The Company has a noncontributory defined benefit retirement plan that covers substantially all employees. In addition, the Company sponsors two postretirement benefit plans that provide postretirement health care and life insurance benefits to eligible employees.

                                                             Pension Benefits                 Other Benefits
                                                             ----------------                 --------------
                                                          1999             1998            1999            1998
                                                          ----             ----            ----            ----
         Change in benefit obligation:
            Benefit obligation at beginning
              of year                                   $ 233,534       $ 127,249      $  42,220       $  26,494
            Service cost                                    7,183           7,603          1,564           1,042
            Interest cost                                  14,062          13,675          2,749           2,508
            Plan participants' contributions                    -               -            438             267
            Plan amendments                               (16,217)              -              -               -
            Actuarial (gains) losses                      (21,564)         17,568         (3,949)          5,038
            Acquisitions                                        -          74,962              -           9,997
            Benefits paid                                 (12,937)         (7,523)        (2,461)         (3,126)
                                                        ---------       ---------      ---------       ---------
            Benefit obligation at end of
              year                                        204,061         233,534         40,561          42,220
                                                        ---------       ---------      ---------       ---------

         Change in plan assets:
            Fair value of plan assets at
              beginning of year                           183,604         131,526          2,020           2,252
            Actual return on plan assets                   22,361           2,886             88            (370)
            Acquisitions                                        -          53,329              -               -
            Company contributions                           5,769           3,386          1,757           2,997
            Plan participants' contributions                    -               -            438             267
            Benefits paid                                 (12,937)         (7,523)        (2,461)         (3,126)
                                                        ---------      ----------      ---------       ---------
            Fair value of plan assets at end of
              year                                        198,797         183,604          1,842           2,020
                                                        ---------      ----------      ---------       ---------


         Funded status of the plan
            (underfunded)                                  (5,264)        (49,930)       (38,720)        (40,200)
         Unrecognized net actuarial (gains)
            losses                                         (1,556)         27,089         (2,207)          1,708
         Unrecognized transition (asset)
            obligation                                        (31)            (52)        15,256          16,430
         Unrecognized prior service cost                  (14,349)             26              -               -
         Contribution made between
            measurement date and year end                     879               -              -               -
                                                        ---------      ----------      ---------       ---------

         Accrued benefit cost                           $ (20,321)     $  (22,867)     $ (25,671)      $ (22,062)
                                                        =========      ==========      =========       =========

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


9.       PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

                                                             Pension Benefits                 Other Benefits
                                                             ----------------                 --------------
                                                          1999             1998            1999            1998
                                                          ----             ----            ----            ----
         Weighted average assumptions as of
            December 31
            Discount rate                                 7.50%            6.75%           7.50%           6.75%
            Expected return on plan assets                9.00%            8.50%           6.00%           6.00%
            Rate of compensation increase                 4.00%            4.00%           4.00%           4.00%

                                               Pension Benefits                            Other Benefits
                                               ----------------                            --------------
                                          1999        1998        1997             1999         1998         1997
                                          ----        ----        ----             ----         ----         ----
         Components of net
           periodic pension cost:
           Service cost                  $7,183      $7,603      $3,254            $1,564      $1,042       $  753
           Interest cost                 14,062      13,675       8,722             2,749       2,508        1,891
           Expected return on
             plan assets                (15,875)    (14,798)     (8,936)             (121)       (135)        (196)
           Amortization of
             unrecognized
             transition
             obligation or
             (asset)                        (21)        (21)        (89)            1,174       1,174        1,174
           Prior service cost
             recognized                  (1,842)         73          73                 -           -            -
           Recognized (gains)
             losses                         595          61         209                 -        (256)        (167)
                                        -------     -------      ------            ------      ------       ------
           Net periodic
             benefit cost               $ 4,102     $ 6,593      $3,233            $5,366      $4,333       $3,455
                                        =======     =======      ======            ======      ======       ======

         The assumed health care cost trend rate used to measure the expected cost of covered health care benefits for one of the Company's plans was 9.0% for 1999, 8.5% for 2000 and is assumed to decrease 0.5% per year until 2007 and remain level at 5.5% thereafter. For the other Company plan, the assumed health care cost trend rate was 9.0% for 1999, 8.5% for 2000 and is assumed to decrease 0.25% per year until 2012 and remain level at 5.5% thereafter.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


9.       PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

                                                             One Percentage     One Percentage
                                                             Point Increase     Point Decrease
                                                             --------------     --------------
         Effect on total of service and interest
             cost components in 1999                           $     226          $    (205)
         Effect on postretirement benefit
             obligation as of 1999                             $   2,033          $  (1,837)

         During 1998 the Company had two noncontributory defined benefit retirement plans. Effective January 1, 1999, the plans were merged and amended to change the pension benefit formula to a cash balance formula from the existing benefit calculation based on years of service and average earnings. Under the amended plan, each participant's account is credited annually with an amount equal to 2-5% of the participant's annual compensation based on the participant's age plus years of credited service. Additionally, each participant's account balance will be credited with interest based on the 10-year treasury bond rate published in November preceding the applicable plan year. Those participants in the plans on December 31, 1998, who meet the requirements for early retirement on that date, may elect to receive their retirement benefit under the applicable prior plan or formula.

10.      LEASE COMMITMENTS

         The Company conducts a major portion of its operations from leased office facilities under operating leases that expire over the next 10 years. Additionally, the Company leases data processing and other equipment under operating leases expiring over the next five years.

         Following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1999.

                      2000                                  $    40,562
                      2001                                       31,025
                      2002                                       22,828
                      2003                                       16,608
                      2004                                        8,268
                      Thereafter                                  2,730
                                                            -----------
                                                            $   122,021
                                                            ===========

         Rent expense was $53,489, $53,255 and $23,961 for the years ended December 31, 1999, 1998 and 1997, respectively.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


10.      LEASE COMMITMENTS (Continued)

         In December 1999, the Company entered into three sale-leaseback transactions, totaling $24,932 whereby the Company sold and leased back assets classified as furniture and equipment. These assets were leased back from the purchasers over periods of 7 and 8 years. The resulting leases are being accounted for as operating leases and the resulting gain of $895 is being amortized over the life of the lease. The leases require the Company to pay customary operating and repair expenses and to observe certain covenants. The leases contain renewal options at lease termination and purchase options at amounts approximating fair market value at lease termination.

         Future scheduled minimum lease payments under the non-cancelable operating leases as of December 31, 1999 are as follows:

                          2000                                    $   3,728
                          2001                                        3,728
                          2002                                        3,728
                          2003                                        3,728
                          2004                                        3,728
                          Thereafter                                 10,614
                                                                  ---------
                          Total minimum lease payments            $  29,254
                                                                  =========

11.      CREDIT ARRANGEMENTS

         On November 7, 1997, the Company entered into a credit agreement with Bank of America, individually and as administrative agent for a syndicate of eleven other banks, pursuant to which a credit facility, in an aggregate principal amount of up to $237,500, was established. The credit facility is a four-year senior unsecured revolving credit facility which will terminate with all outstanding amounts being due and payable November 7, 2003, unless extended as provided in the credit agreement. At December 31, 1999, the amount due under the credit agreement was $207,500.

         Interest accrues on the outstanding principal balance of the loans, at the Company's option, based upon (i) IBOR (reserve adjusted) for thirty, sixty, ninety or one hundred and eighty days plus a margin determined by the Company's debt to capitalization ratio, or (ii) Bank of America's Base Rate as defined in the credit agreement. In the event of any default, interest on the outstanding principal balance of the loans will accrue at a rate equal to Bank of America's Base Rate plus two percent (2.0%) per annum.

         Interest paid was $11,955,  $10,285 and $461,  in 1999,  1998 and 1997,
         respectively.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


12.      PENDING LEGAL PROCEEDINGS

         Norwest Suit

         Commonwealth Land Title Insurance Company ("Commonwealth") and certain of its current or former employees are defendants in a suit filed by Norwest Mortgage, Inc. and Norwest Funding, Inc. (together, "Norwest") in the Superior Court for the County of Los Angeles, California. The plaintiffs seek to recover damages in excess of $40,000, plus punitive damages and attorneys fees. The Norwest suit is based on allegations of a common factual pattern underlying a mortgage loan fraud scheme allegedly perpetrated in 1996 and 1997 against the plaintiffs by Allstate Mortgage Company and various individuals. The complaint also alleges that the defendants were involved in the fraud scheme.

         Commonwealth is continuing to investigate the plaintiff's factual allegations. Management is unable at this time to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the suit or determine the amount of any potential offsetting recoveries that may be available. Commonwealth intends to vigorously defend the suit and any attempt to shift to it mortgage lending business risks or responsibilities outside the scope of the title insurance policy.

         Baker Suit and State of California Suit

         The Company and its subsidiary Commonwealth Land Title Company (collectively, the "LandAmerica Defendants") are defendants in a plaintiff class action suit filed in the San Francisco, California Superior Court by Thelma Baker and others (the "Baker Suit"). Also included as defendants are four other major title insurance companies doing business in California, along with four major banks. The plaintiffs allege that the LandAmerica Defendants unlawfully (i) charged fees to customers for services that they did not provide, services they never intended to provide, and/or services for which they could not legally retain the fees; (ii) swept or converted funds in escrow accounts based upon contrived charges without returning the funds to the depositor prior to the time the funds escheated or should have escheated to the State of California pursuant to the Unclaimed Property Law; and (iii) participated in schemes and conspiracies with the banks named in the lawsuit to receive interest, or the functional equivalent of interest, earned on customer escrow funds. Plaintiffs seek injunctive relief, restitution of improperly collected charges and interest, damages according to proof, punitive damages, costs and expenses in bringing the suit, attorneys' fees and pre-and post-judgment interest.

         The Baker Suit includes some but not all of the allegations contained in a defendant class action suit filed in the Sacramento, California Superior Court by the People of the State of California, the Controller of the State of California and the Insurance Commissioner of the State of California against Fidelity National Title Insurance Company and others (the "State of California Suit"). While the Company's subsidiaries that do business in California (collectively, the "California Subsidiaries") were not named in the suit, they

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


12.      PENDING LEGAL PROCEEDINGS (Continued)

         fall within the putative defendant class definition. The State of California Suit alleges that the defendants (i) failed to escheat unclaimed property to the Controller of the State of California on a timely basis, (ii) charged California home buyers and other escrow customers fees for services which were never performed, or which cost less than the amount charged; and (iii) devised and carried out schemes with financial institutions to receive interest, or monies in lieu of interest, on escrow funds deposited by defendants with financial institutions in demand deposits.

         The LandAmerica Defendants intend to vigorously defend the Baker Suit. Although not parties to the State of California Suit, the California Subsidiaries are cooperating with the Controller's Office in the conduct of unclaimed property audits, and with the Department of Insurance in a limited examination with respect to banking relationships. Both suits are still in their initial stages, and at this time no estimate of the amount or range of loss that could result from an unfavorable outcome can be made.

13.      ACQUISITIONS

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

         Pursuant to EITF 94-3, the Company has recorded assimilation costs of approximately $11,500 related to exit and termination costs incurred in connection with the acquisition of Commonwealth and Transnation. Costs incurred to exit certain leases and to dispose of certain title plants comprised $9,400 of this amount. The remaining $2,100 primarily relates to the termination of employees for which employee severance benefits have been accrued. Exit and termination costs of Commonwealth and Transnation leases and employees necessary to assimilate the operations of Commonwealth and Transnation with the Company have been capitalized as part of the purchase price.

         Assimilation costs paid through December 31, 1999 were $11,000.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


13.      ACQUISITIONS (Continued)

         The following unaudited pro forma results of operations of the Company give effect to the acquisition of Commonwealth and Transnation as though the transaction had occurred on January 1, 1997. These operating results exclude the effect of assimilation charges.

                                                                           Years Ended
                                                                           December 31,
                                                                    1998                  1997
                                                                    ----                  ----
         Gross revenues                                       $    1,993,583         $    1,535,431
         Operating revenues                                        1,938,666              1,486,527
         Investment income                                            54,917                 48,904
         Expenses                                                  1,057,933                851,202
         Net income                                                  105,720                 55,802
         Less preferred dividends                                     (7,700)                (7,700)
                                                              --------------         --------------

         Net income available to common
             shareholders                                     $       98,020         $       48,102

         Net income per common share                                   $6.48                  $3.21
         Net income per common share
             assuming dilution                                         $5.22                  $2.79

         Weighted average number of
             common shares                                            15,128                 14,976
         Weighted average number of
             common shares assuming dilution                          20,234                 19,995

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

(In thousands of dollars except per common share amounts)


14.      UNAUDITED QUARTERLY FINANCIAL DATA

         Selected quarterly financial information follows:

                                                            First          Second         Third         Fourth
                                                           Quarter         Quarter       Quarter        Quarter
                                                           -------         -------       -------        -------
         1999
             Premiums, title search,
                escrow and other                         $  478,161      $  532,384     $ 501,813     $  487,656
             Net investment income                           11,742          11,761        11,985         12,511
             Income before income taxes                      23,585          27,170        14,149         19,966
             Net income                                      14,870          17,131         9,213         13,103
             Net income per common share                      $0.85           $1.01         $0.51          $0.81
             Net income per common
                share - assuming
                dilution                                      $0.73           $0.86         $0.48          $0.70

         1998
             Premiums, title search,
                escrow and other                         $  249,579      $  492,686     $ 498,987     $  558,282
             Net investment income                            7,409          12,947        16,262         12,718
             Income before income taxes                       7,250          44,246        48,483         46,323
             Net income                                       4,752          28,731        30,639         28,906
             Net income per common share                      $0.36          $1.78          $1.89          $1.78
             Net income per common
                share - assuming
                dilution                                      $0.35          $1.42          $1.51          $1.42

         In the first quarter of 1998, the Company acquired all of the issued and outstanding shares of capital stock of Commonwealth and Transnation (see Note 13).

                                                                      Schedule I


               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                                DECEMBER 31, 1999
                            (In thousands of dollars)

     Column A                                                   Column B             Column C            Column D
     --------                                                   --------             --------            --------

                                                                                                         Amount at
                                                                                                           which
                                                                                                          shown in
                                                                                       Fair             the balance
Type of investment                                                Cost                Value                sheet
                                                                  ----                -----                -----
    Fixed maturities:
        Available-for-sale:
           Bonds:
               United States Government
                  and government agencies
                  and authorities                             $      96,220       $      93,372        $      93,372
               States, municipalities and
                  political subdivisions                            227,704             219,713              219,713
               Foreign Government                                     5,136               4,954                4,954
               Public Utilities                                      95,506              89,297               89,297
               All other corporate bonds                            207,174             199,701              199,701
               Mortgage-backed securities                            74,469              71,131               71,131
           Preferred stock                                           58,539              56,916               56,916
                                                              -------------       -------------        -------------

           Total fixed maturities                             $     764,748       $     735,084        $     735,084
                                                              =============       =============        =============

    Equity securities:
        Common stocks:
           Industrial, miscellaneous and
               all other                                      $       3,278       $       1,807        $       1,807
                                                              -------------       -------------        -------------

           Total equity securities                            $       3,278       $       1,807        $       1,807
                                                              =============       =============        =============

Mortgage loans on real estate                                 $       7,124            XXX             $       7,124
                                                              =============            ===             =============

Deposits with banks:
    Invested cash                                             $     109,045            XXX             $     109,045
                                                              =============            ===             =============

           Total investments                                  $     884,195            XXX             $     853,060
                                                              =============            ===             =============

                                                                     Schedule II


               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          PARENT COMPANY BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                            (In thousands of dollars)

                                                                                  1999                     1998
                                                                                  ----                     ----
ASSETS
Cash                                                                        $        29,102            $      37,137
Stock of subsidiaries at equity                                                     896,973                  935,573
Notes receivable from affiliates                                                        775                      775
Notes receivable other                                                                4,604                        -
Income tax recoverable                                                                1,154                    8,229
Due from affiliates                                                                  11,338                        -
Other assets                                                                         15,539                    1,872
                                                                            ---------------            -------------

    Total assets                                                            $       959,485            $     983,586
                                                                            ===============            =============

LIABILITIES

Due to subsidiaries                                                         $             -            $       3,764
Note payable                                                                        207,500                  207,500
Other liabilities                                                                    21,282                    1,133
                                                                            ---------------            -------------

    Total liabilities                                                               228,782                  212,397

SHAREHOLDERS' EQUITY

Preferred stock, no par value, authorized 5,000,000 shares,
    no shares of Series A Junior  Participating  Preferred
    Stock issued or outstanding; 2,200,000 shares of 7%
    Series B Cumulative Convertible Preferred Stock issued
    and outstanding in 1999 and 1998                                                175,700                  175,700

Common stock, no par value, 45,000,000 shares authorized,
    shares issued and outstanding: 1999 - 13,680,421; 1998
    - 15,294,572                                                                    342,138                  382,828

    Accumulated other comprehensive income                                          (31,135)                  12,367

    Retained earnings                                                               244,000                  200,294
                                                                            ---------------            -------------

    Total shareholders' equity                                                      730,703                  771,189
                                                                            ---------------            -------------

                                                                            $       959,485            $     983,586
                                                                            ===============            =============

                                                                     Schedule II


               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     PARENT COMPANY STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                            (In thousands of dollars)

                                                                      1999              1998             1997
                                                                      ----              ----             ----
REVENUES
    Dividends received from consolidated
        subsidiaries                                              $   55,300            43,239            3,387
    Management fee from consolidated
        subsidiaries                                                   5,125             1,111            1,793
    Other income                                                       3,001             1,678                -
                                                                  ----------        ----------       ----------

                                                                      63,426            46,028            5,180

EXPENSES

    Interest expense                                                  12,155            10,593              179
    Administrative expenses                                            5,951             8,311            1,614
                                                                  ----------        ----------       ----------

                                                                      18,106            18,904            1,793

INCOME BEFORE EQUITY IN
    UNDISTRIBUTED INCOME OF
    SUBSIDIARIES                                                      45,320            27,124            3,387

FEDERAL INCOME TAX BENEFIT                                            (3,492)           (5,694)               -

EQUITY IN UNDISTRIBUTED
    INCOME OF CONSOLIDATED
                                                                       5,505            60,210           22,770
    SUBSIDIARIES                                                  ----------        ----------       ----------

NET INCOME                                                        $   54,317        $   93,028       $   26,157
                                                                  ==========        ==========       ==========

                                                                     Schedule II

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     PARENT COMPANY STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                            (In thousands of dollars)

                                                                      1999              1998            1997
                                                                      ----              ----            ----
Cash flows from operating activities:

    Net income                                                    $  54,317          $  93,028       $  26,157

        Undistributed net income of subsidiaries                     (5,505)           (60,210)        (22,770)

        Receivables from subsidiaries                               (15,102)             3,530          (3,944)

        Income taxes                                                      -             (8,229)              -

        Accounts payable                                                  -              1,635           2,129

        Other                                                         9,556              4,455          (1,600)
                                                                  ---------          ---------       ---------

    Net cash provided by (used in) operating
        activities                                                   43,266             34,209             (28)
                                                                  ---------          ---------       ---------
Cash flows from investing activities:

    Additional investment in subsidiaries                                 -           (273,034)         (1,022)
                                                                  ---------          ----------      ---------

    Net cash used in investing activities                                 -           (273,034)         (1,022)
                                                                  ---------          ----------      ---------

Cash flows from financing activities:

    Common shares (retired) issued                                  (40,690)            81,833               -

    Proceeds from note payable                                            -            203,500           3,000

    Dividends paid                                                  (10,611)            (9,536)         (1,785)
                                                                  ---------          ---------       ---------

    Net cash (used in) provided by financing
        activities                                                  (51,301)           275,797           1,215
                                                                  ---------          ---------       ---------
Net (decrease) increase in cash                                      (8,035)            36,972             165

Cash at beginning of year                                            37,137                165               -
                                                                  ---------          ---------       ---------

Cash at end of year                                               $  29,102          $  37,137       $     165
                                                                  =========          =========       =========

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

     4.2 First Amendment to Amended and Restated Rights Agreement, dated as of December 11, 1997, between the Registrant and Wachovia Bank, N.A., as Rights Agent, incorporated by reference to
                 Exhibit 4.1 of the Registrant's Current Report on Form 8-K, dated December 11, 1997, File No. 1-13990.

     4.3 Second Amendment to Amended and Restated Rights Agreement, dated as of June 1, 1999, between the Registrant, Wachovia Bank, N.A., as Rights Agent, and State Street Bank and Trust Company, as Successor Rights Agent, incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, dated June 1, 1999, File No. 1-13990.

     4.4         Form of Common Stock Certificate,  incorporated by reference to
                 Exhibit  4.6  of  the   Registrant's   Form  8-A   Registration
                 Statement, filed February 27, 1998, File No. 1-13990.

     4.5 Form of 7% Series B Cumulative Convertible Preferred Stock certificate, incorporated by reference to Exhibit 4.7 of the Registrant's Form 8-A Registration Statement, filed February 27, 1998, File No. 1-13990.

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

     10.14 LandAmerica Financial Group, Inc. Benefit Restoration Plan, as amended and restated effective July 1, 1999.*

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

     10.26 Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated February 16, 1999, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.29 of the Registrant's Form 10-K for the year ended December 31, 1998, File No. 1-13990.

     10.27 LandAmerica Financial Group, Inc. Outside Directors Deferral Plan, as amended and restated December 1, 1998 and February 17, 1999, incorporated by reference to Exhibit 10.30 of the Registrant's Form 10-K for the year ended December 31, 1998, File No. 1-13990.

     10.28 LandAmerica Financial Group, Inc. Executive Voluntary Deferral Plan, as amended and restated December 30, 1998, incorporated by reference to Exhibit 10.31 of the Registrant's Form 10-K for the year ended December 31, 1998, File No. 1-13990.

     10.29 Form of LandAmerica Financial Group, Inc. Change of Control Employment Agreement, with Schedule of Officers and Multiplier, incorporated by reference to Exhibit 10.32 of the Registrant's Form 10-K for the year ended December 31, 1998, File No. 1-13990.

     10.30 LandAmerica Financial Group, Inc. 1991 Stock Incentive Plan, as amended May 16, 1995, May 21, 1996, November 1, 1996, June 16,
                 1998, May 18, 1999 and February 23, 2000.*

                                  ITEM 14(a)(3)
                                INDEX TO EXHIBITS

Exhibit Number
and Applicable
Section of Item 601 of
Regulation S-K                      Document
--------------                      --------



     10.31 Non-Qualified Stock Option Agreement, dated January 31, 2000, between the Registrant and Theodore L. Chandler, Jr.*

     10.32 Restricted Stock Agreement, dated January 31, 2000, between the Registrant and Theodore L. Chandler, Jr.*

     10.33 Employment Agreement, dated January 31, 2000, between the Registrant and Theodore L. Chandler, Jr.*

     10.34 Change of Control Employment Agreement, dated January 31, 2000, between the Registrant and Theodore L. Chandler, Jr.*

     10.35       Form   of   LandAmerica    Financial   Group,   Inc.   Employee
                 Non-Qualified Stock Option Agreement, dated February 23, 2000, with Schedule of Optionees and Options Awarded.*

     10.36 First Amendment of Credit Agreement, dated February 19, 1998, by and among the Registrant, Bank of America National Trust and Savings Association and the financial institutions named therein.*

     10.37 Second Amendment to Credit Agreement, dated December 22, 1999, by and among the Registrant, Bank of America, N.A. and the financial institutions named therein.*

     11          Statement re: Computation of Earnings Per Share.*

     21          Subsidiaries of the Registrant.*

     23          Consent of Ernst & Young LLP. *

     27          Financial Data Schedule.* (electronic copy only)

* Filed Herewith