Form 10-Q
period 2000-03-31
LANDAMERICA FINANCIAL GROUP INC
filed 2000-05-12
CIK 877355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   March 31, 2000               Commission File No.   1-13990
                  ------------------                                 -----------



                        LANDAMERICA FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)



           Virginia                                              54-1589611
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



101 Gateway Centre Parkway
Richmond, Virginia                                               23235-5153
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

                                    Yes  X   No
                                        ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, No Par Value     13,403,141           May 10, 2000
                                    ------------------   --------------------

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

                 Consolidated Balance Sheets...................................................3

                 Consolidated Statements of Operations ........................................5

                 Consolidated Statements of
                    Cash Flows.................................................................6

                 Consolidated Statements of Changes in
                    Shareholders' Equity.......................................................7

                 Notes to Consolidated
                    Financial Statements.......................................................8


      Item 2.    Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations.................................................10


      Item 3.    Quantitative and Qualitative Disclosures
                    about Market Risk.........................................................13


                           PART II. OTHER INFORMATION


      Item 1.    Legal Proceedings............................................................14


      Item 6.    Exhibits and Reports on Form 8-K.............................................14


                 Signatures...................................................................15


               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                March 31,            December 31,
ASSETS                                                                            2000                   1999
------                                                                            ----                   ----
INVESTMENTS:
    Fixed maturities available-for-sale - at fair value
        (amortized cost:  2000 - $775,655; 1999 - $764,748)                 $     749,347          $     735,084
    Equity securities - at fair value (cost: 2000 - $3,285;
        1999 - $3,278)                                                              1,878                  1,807
    Mortgage loans (less allowance for doubtful accounts:
        2000 - $121; 1999 - $138)                                                   4,020                  7,124
    Invested cash                                                                  81,392                109,045
                                                                            -------------          -------------

           Total investments                                                      836,637                853,060

CASH                                                                               52,373                 54,939

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts:  2000 -
        $1,764; 1999 - $2,026)                                                     12,575                 12,701
    Premiums (less allowance for doubtful accounts:  2000 -
        $9,318; 1999 - $9,525)                                                     35,341                 35,542
    Income tax recoverable                                                          5,064                  4,256
                                                                            -------------          -------------

           Total notes and accounts receivable                                     52,980                 52,499

PROPERTY AND EQUIPMENT - at cost (less
    accumulated depreciation and amortization:  2000 -
    $80,728; 1999 - $81,907)                                                       72,118                 72,661

TITLE PLANTS                                                                       93,999                 93,608

GOODWILL (less accumulated amortization:  2000 -
    $35,946; 1999 - $33,208)                                                      352,743                347,158

DEFERRED INCOME TAXES                                                              81,553                 80,980

OTHER ASSETS                                                                      102,862                103,016
                                                                            -------------          -------------

           Total assets                                                     $   1,645,265          $   1,657,921
                                                                            =============          =============

                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                 March 31,          December 31,
LIABILITIES                                                                         2000                1999
-----------                                                                         ----                ----
POLICY AND CONTRACT CLAIMS                                                    $      555,995       $      554,450

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                137,798              150,408

NOTES PAYABLE                                                                        211,390              207,653

OTHER                                                                                 15,138               14,707
                                                                              --------------       --------------

        Total liabilities                                                            920,321              927,218
                                                                              --------------       --------------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
--------------------

Preferred stock, no par value, authorized 5,000,000
    shares, no shares of Series A Junior  Participating
    Preferred  Stock issued or  outstanding;  2,200,000
    shares of 7% Series B Cumulative Convertible
    Preferred Stock issued and outstanding                                           175,700              175,700

Common stock, no par value, 45,000,000 shares
    authorized, shares issued and outstanding: 2000 -
    13,403,141; 1999 - 13,680,421                                                    337,605              342,138

Accumulated other comprehensive loss                                                 (27,715)             (31,135)

Retained earnings                                                                    239,354              244,000
                                                                              --------------       --------------

        Total shareholders' equity                                                   724,944              730,703
                                                                              --------------       --------------

           Total liabilities and shareholders' equity                         $    1,645,265       $    1,657,921
                                                                              ==============       ==============

                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                                                       2000                1999
                                                                                       ----                ----
REVENUES
    Title and other operating revenues:
        Direct operations                                                          $  164,920          $  216,712
        Agency operations                                                             228,859             261,449
                                                                                   ----------          ----------

                                                                                      393,779             478,161

    Investment income                                                                  12,773              12,377
    Gain (loss) on sales of investments                                                    87                (635)
                                                                                   ----------          ----------

                                                                                      406,639             489,903
                                                                                   ----------          ----------
EXPENSES
    Salaries and employee benefits                                                    121,047             142,911
    Agents' commissions                                                               178,321             202,780
    Provision for policy and contract claims                                           17,371              23,495
    Interest expense                                                                    3,382               2,895
    General, administrative and other                                                  89,626              94,237
                                                                                   ----------          ----------

                                                                                      409,747             466,318
                                                                                   ----------          ----------

(LOSS) INCOME BEFORE INCOME TAXES                                                      (3,108)             23,585

INCOME TAX (BENEFIT)  EXPENSE
    Current                                                                              (484)             13,104
    Deferred                                                                             (573)             (4,389)
                                                                                   ----------          -----------

                                                                                       (1,057)              8,715
                                                                                   ----------          ----------

NET (LOSS) INCOME                                                                      (2,051)             14,870

DIVIDENDS - PREFERRED STOCK                                                            (1,925)             (1,925)
                                                                                   ----------          ----------

NET (LOSS) INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                                                   $   (3,976)         $   12,945
                                                                                   ==========          ==========

NET (LOSS) INCOME PER COMMON SHARE                                                 $    (0.30)         $     0.85

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                                                        13,442              15,316

NET (LOSS) INCOME PER COMMON SHARE ASSUMING
    DILUTION                                                                       $    (0.30)         $     0.73

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ASSUMING
    DILUTION                                                                           13,442              20,388


                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                     2000                   1999
                                                                                     ----                   ----
Cash flows from operating activities:
   Net (loss) income                                                             $   (2,051)            $   14,870
     Depreciation and amortization                                                    9,039                  8,325
     Amortization of bond premium                                                       732                    442
     Realized investment (gains) losses                                                 (87)                   635
     Deferred income tax                                                               (573)                (4,389)
     Change in assets and liabilities, net of businesses acquired:
       Notes receivable                                                                 126                   (115)
       Premiums receivable                                                              277                  8,388
       Income taxes receivable/payable                                                 (808)                (2,861)
       Policy and contract claims                                                     1,545                 11,753
       Accounts payable and accrued expenses                                        (12,610)               (18,321)
       Other                                                                          1,492                (12,408)
                                                                                 ----------             ----------
         Net cash (used in) provided by operating activities                         (2,918)                 6,319
                                                                                 ----------             ----------
Cash flows from investing activities:
   Purchase of property and equipment, net                                           (5,501)               (13,876)
   Purchase of business, net of cash acquired                                        (5,106)                     -
   Cost of investments acquired:
     Fixed maturities - available-for-sale                                          (39,506)              (293,680)
     Mortgage loans                                                                       -                 (8,436)
   Proceeds from investment sales or maturities:
     Fixed maturities - available-for-sale                                           27,902                269,204
     Mortgage loans                                                                   3,104                      -
                                                                                 ----------             ----------
         Net cash used in investing activities                                      (19,107)               (46,788)
                                                                                 ----------             ----------
Cash flows from financing activities:
   Proceeds from the sale of common shares                                                -                    988
   Cost of common shares repurchased                                                 (4,533)                     -
   Repayment of cash surrender value loan                                              (903)                  (156)
   Dividends paid                                                                    (2,595)                (2,691)
   Payments on notes payable                                                           (163)                   (48)
                                                                                 ----------             ----------
         Net cash used in financing activities                                       (8,194)                (1,907)
                                                                                 ----------             ----------
         Net decrease in cash and invested cash                                     (30,219)               (42,376)
Cash and invested cash at beginning of period                                       163,984                174,027
                                                                                 ----------             ----------
Cash and invested cash at end of period                                          $  133,765             $  131,651
                                                                                 ==========             ==========

                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                                                               Accumulated
                                                                                                  Other                   Total
                                                  Preferred Stock           Common Stock      Comprehensive  Retained  Shareholders'
                                                 Shares     Amounts      Shares      Amounts  Income (Loss)  Earnings     Equity
                                                 ------     -------      ------      -------  -------------  --------     ------
Balance - December 31, 1998                     2,200,000   $175,700   15,294,572   $382,828    $ 12,367     $200,294     $771,189

   Net income                                           -         -            -           -           -       14,870       14,870
   Other comprehensive income
     Net unrealized loss on securities, net of
       tax benefit of $(4,467)                          -         -            -           -      (8,635)           -       (8,635)
                                                                                                                         ---------
   Comprehensive income                                                                                                      6,235
                                                                                                                         ---------
   Common stock issued                                  -         -            -           -           -            -            -
   Stock option and incentive plans                     -         -       22,470         988           -            -          988
   Preferred dividends (7%)                             -         -            -           -           -       (1,925)      (1,925)
   Common dividends ($0.05/share)                       -         -            -           -           -         (766)        (766)
                                                ---------   -------    ---------    --------    --------     --------    ---------

Balance - March 31, 1999                        2,200,000   $175,700   15,317,042   $383,816    $  3,732     $212,473    $ 775,721
                                                =========   ========   ==========   ========    ========     ========    =========

Balance - December 31, 1999                     2,200,000   $175,700   13,680,421   $342,138    $(31,135)    $244,000    $ 730,703

   Net loss                                             -         -            -           -           -       (2,051)      (2,051)
   Other comprehensive income
     Net unrealized gain on securities                  -         -            -           -       3,420            -        3,420
                                                                                                                         ---------
   Comprehensive income                                                                                                      1,369
                                                                                                                         ---------
   Common stock retired                                 -         -     (287,300)     (4,533)          -            -       (4,533)
   Common stock issued                                  -         -       10,020           -           -            -            -
   Preferred dividends (7%)                             -         -            -           -           -       (1,925)      (1,925)
   Common dividends ($0.05/share)                       -         -            -           -           -         (670)        (670)
                                                ---------   -------    ---------    --------    --------     --------    ---------

Balance - March 31, 2000                        2,200,000   $175,700   13,403,141   $337,605    $(27,715)    $239,354    $ 724,944
                                                =========   ========   ==========   ========    ========     ========    =========

                             See accompanying notes

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars except per share amounts)



1.       Interim Financial Information

         The unaudited consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934. This report should be read in conjunction with the aforementioned Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of this information have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

         Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

2.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                 Three Months Ended March 31,
                                                                                   2000                  1999
                                                                                   ----                  ----
                  Numerator:
                      Net (loss) income - numerator for diluted
                         earnings per share                                    $   (2,051)           $   14,870
                      Less preferred dividends                                     (1,925)               (1,925)
                                                                               ----------            ----------

                      Numerator for basic earnings per share                   $   (3,976)           $   12,945
                                                                               ==========            ==========

                  Denominator:
                      Weighted average shares - denominator for
                         basic earnings per share                                  13,442                15,316

                  Effect of dilutive securities:
                      Assumed weighted average conversion of
                         preferred stock                                                -                 4,825
                      Employee stock options                                            -                   247
                                                                               ----------            ----------

                      Denominator for diluted earnings per share                   13,442                20,388
                                                                               ==========            ==========

                  Basic (loss) earnings per common share                       $    (0.30)           $     0.85
                                                                               ==========            ==========

                  Diluted (loss) earnings per common share                     $    (0.30)           $     0.73
                                                                               ==========            ==========

         In accordance with generally accepted accounting principles, the effect of dilutive securities was excluded from the calculation of the diluted loss per common share in the first quarter of 2000 as such inclusion would result in antidilution.

3.       Commitments and Contingencies

         For additional information, see Pending Legal Proceedings on pages F-29 and F-30 and Legal Proceedings on pages 14 and 15 of the Form 10-K for the year ended December 31, 1999, and Legal Proceedings on page 14 of this Form 10-Q.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations


Results of Operations

Operating Revenues

The Company reported operating revenue for the quarter ended March 31, 2000 of $393.8 million, compared to $478.2 million in the comparable quarter of 1999. The 1999 quarter was still benefiting from a strong residential refinancing market, while 2000's first quarter reflects the adverse effects of the Federal Reserve's five interest rate increases since the middle of 1999.

On a positive note, and in line with typical seasonal patterns, the open order count registered for the first quarter of 2000 was almost 9% ahead of the count registered for the fourth quarter of 1999. In addition, the March order count was the strongest since last August.

Investment Income

Investment  income was $12.8  million in the first  quarter of 2000  compared to
$12.4  million  in  the  first  quarter  of  1999.   The  increase  was  largely
attributable to the increased yields earned on the underlying investments.

Expenses

Operating expenses for the first quarter of 2000 totaled $409.7 million compared to $466.3 million in the first quarter of 1999. Agents' commissions decreased $24.5 million between the 1999 and 2000 quarters in direct relation to the decrease in agency revenue. Salary and related expenses were $121.0 million in the first quarter of 2000 compared to $142.9 million for the 1999 period which constitutes a decrease of $21.9 million or 15.3%. This decrease resulted from a decrease in average staffing levels from 10,400 in the first quarter of 1999 to 8,220 in the first quarter of 2000.

The provision for policy and contract claims decreased $6.1 million from the first quarter of 1999 to the first quarter of 2000 as a result of the lower amount of business written and continued improvement in the Company's loss experience.

Net Income

The Company reported a net loss of $(2.1) million, or $(0.30) per share on a diluted basis, for the quarter ended March 31, 2000, compared to net income of $14.9 million, or $0.73 per share on a diluted basis, for the quarter ended March 31, 1999. The 2000 first quarter results included negligible gain from the sale of investments and the 1999 first quarter results included an after-tax loss from sales of investments of $0.4 million, or $0.02 per share on a diluted basis.

In accordance with generally accepted accounting principles, the effect of dilutive securities was excluded from the calculation of the diluted loss per common share in the first quarter of 2000 as such inclusion would result in antidilution.

Liquidity and Capital Resources

Cash used in operating activities for the three months ended March 31, 2000 was $2.9 million. As of March 31, 2000, the Company held cash and invested cash of $133.8 million and fixed maturity securities of $749.3 million.

In addition, the Company has a bank credit facility of which $30.0 million was unused at March 31, 2000.

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

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                             (dollars in thousands)


                                                                                      2005 and               Fair
                                 2000      2001       2002       2003       2004       after      Total      Value
                                 ----      ----       ----       ----       ----       -----      -----      -----

Assets:
   Taxable available-for-sale
     securities:
     Book value                  8,721    42,206     41,574     46,004     23,056     334,508    496,069     478,606
     Average yield                7.4%      6.2%       6.2%       6.2%       7.0%        6.9%

   Non-taxable available-for-sale
     securities:
     Book value                    540     3,152      6,991     11,841     17,808     180,710    221,042     214,860
     Average yield                6.8%      3.9%       4.5%       4.1%       4.8%        4.8%

   Preferred stock:
     Book value                      -         -          -          -          -      58,544     58,544      55,881
     Average yield                   -         -          -          -          -        7.6%


The Company also has long-term debt of $207.5 million bearing interest at 6.42% at March 31, 2000. A .25% change in the interest rate would affect income before income taxes by approximately $0.5 million annually.


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

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings

         With respect to the Baker Suit as reported in the Company's Form 10-K for the year ended December 31, 1999, on May 3, 2000, the San Francisco Superior Court sustained certain of the title company defendants' demurrers on the grounds of misjoinder of parties. The Court determined that there are insufficient allegations in the complaint to hold any of the parent companies (including the Company) liable for the actions of their subsidiaries (including Commonwealth), and that there are insufficient allegations in the complaint to hold any company liable for the actions of any other company. The plaintiffs were granted leave to amend their complaint within 30 days, following which the Court will address the remaining demurrers and motions that have been filed by the title company defendants. By agreement of the parties all discovery by the plaintiffs has been stayed.


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



                                        LANDAMERICA FINANCIAL GROUP, INC.
                                        --------------------------------------
                                        (Registrant)





Date:      May 12, 2000                   /s/ Charles Henry Foster, Jr.
       --------------------             --------------------------------------
                                          Charles Henry Foster, Jr.
                                          Chairman and Chief Executive Officer





Date:      May 12, 2000                   /s/ G. William Evans
       ---------------------            --------------------------------------
                                          G. William Evans
                                          Executive Vice President and Chief
                                             Financial Officer

                                  EXHIBIT INDEX

No.          Description
---          -----------

11           Statement Re:  Computation of Earnings Per Share

27           Financial Data Schedule (electronic copy only)