Form 10-Q
period 2000-06-30
LANDAMERICA FINANCIAL GROUP INC
filed 2000-08-11
CIK 877355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



      For Quarter Ended June 30, 2000          Commission File No. 1-13990
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

                                Yes _X_   No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, No Par Value     13,442,056          August 8, 2000
                                    ------------------   --------------------

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


      Item 2.    Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations..............................10


      Item 3.    Quantitative and Qualitative Disclosures
                    about Market Risk......................................13


                           PART II. OTHER INFORMATION

      Item 1.    Legal Proceedings.........................................14

      Item 4.    Submission of Matters to a Vote of Security Holders.......15

      Item 6.    Exhibits and Reports on Form 8-K..........................16

                 Signatures................................................17

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                June 30,             December 31,
ASSETS                                                                            2000                   1999
------                                                                            ----                   ----
INVESTMENTS:
    Fixed maturities available-for-sale - at fair value
        (amortized cost: 2000 - $783,747; 1999 - $764,748)                  $     755,109          $     735,084
    Equity securities - at fair value (cost: 2000 - $3,285;
         1999 - $3,278)                                                             1,877                  1,807
    Mortgage loans (less allowance for doubtful accounts: 2000 -
        $89; 1999 - $138)                                                           9,015                  7,124
    Invested cash                                                                  70,703                109,045
                                                                            -------------          -------------

           Total investments                                                      836,704                853,060

CASH                                                                               45,304                 54,939

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts:  2000 -
        $1,762; 1999 - $2,026)                                                     12,079                 12,701
    Premiums (less allowance for doubtful accounts:  2000 -
        $7,902; 1999 - $9,525)                                                     42,527                 35,542
    Income tax recoverable                                                              -                  4,256
                                                                            -------------          -------------

           Total notes and accounts receivable                                     54,606                 52,499

PROPERTY AND EQUIPMENT - at cost (less accumulated
    depreciation and amortization:  2000 - $84,340; 1999 -
    $81,097)                                                                       69,423                 72,661

TITLE PLANTS                                                                       93,983                 93,608

GOODWILL (less accumulated amortization:  2000 -
    $38,730; 1999 - $33,208)                                                      351,073                347,158

DEFERRED INCOME TAXES                                                              81,097                 80,980

OTHER ASSETS                                                                      119,479                103,016
                                                                            -------------          -------------

           Total assets                                                     $   1,651,669          $   1,657,921
                                                                            =============          =============

                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                 June 30,            December 31,
LIABILITIES                                                                        2000                  1999
-----------                                                                        ----                  ----
POLICY AND CONTRACT CLAIMS                                                    $      556,833       $      554,450

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                142,558              150,408

FEDERAL INCOME TAXES                                                                   2,919                    -

NOTES PAYABLE                                                                        196,400              207,653

OTHER                                                                                 14,912               14,707
                                                                              --------------       --------------

        Total liabilities                                                            913,622              927,218
                                                                              --------------       --------------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
--------------------

Preferred stock, no par value, authorized 5,000,000 shares,
    no shares of Series A Junior Participating Preferred
    Stock issued or outstanding; 2,200,000 shares of 7%
    Series B Cumulative Convertible Preferred Stock
    issued and outstanding                                                           175,700              175,700

Common stock, no par value, 45,000,000 shares
    authorized, shares issued and outstanding: 2000 -
    13,409,016; 1999 - 13,680,421                                                    337,898              342,138

Accumulated other comprehensive loss                                                 (30,046)             (31,135)

Retained earnings                                                                    254,495              244,000
                                                                              --------------       --------------

        Total shareholders' equity                                                   738,047              730,703
                                                                              --------------       --------------

           Total liabilities and shareholders' equity                         $    1,651,669       $    1,657,921
                                                                              ==============       ==============

                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                              2000           1999           2000            1999
                                                              ----           ----           ----            ----
REVENUES
    Title and other operating revenues:
        Direct operations                                 $  202,872     $  230,768     $   367,792     $   447,480
        Agency operations                                    251,331        301,616         480,192         563,065
                                                          ----------     ----------     -----------     -----------
                                                             454,203        532,384         847,984       1,010,545
    Investment income                                         12,647         12,539          25,420          24,916
    Loss on sales of investments                                (270)          (778)           (183)         (1,413)
                                                          ----------     ----------     -----------     -----------
                                                             466,580        544,145         873,221       1,034,048
                                                          ----------     ----------     -----------     -----------
EXPENSES
    Salaries and employee benefits                           128,336        148,984         249,383         291,895
    Agents' commissions                                      196,456        235,626         374,777         438,406
    Provision for policy and contract claims                  20,016         26,242          37,387          49,737
    Interest expense                                           3,359          2,885           6,741           5,780
    General, administrative and other                         91,538        103,238         181,166         197,475
                                                          ----------     ----------     -----------     -----------
                                                             439,705        516,975         849,454         983,293
                                                          ----------     ----------     -----------     -----------
INCOME BEFORE INCOME TAXES                                    26,875         27,170          23,767          50,755

INCOME TAX EXPENSE (BENEFIT)
    Current                                                    7,471          9,997           6,987          23,101
    Deferred                                                   1,668             42           1,094          (4,347)
                                                          ----------     ----------     -----------     -----------
                                                               9,139         10,039           8,081          18,754
                                                          ----------     ----------     -----------     -----------
NET INCOME                                                    17,736         17,131          15,686          32,001

DIVIDENDS - PREFERRED STOCK                                   (1,925)        (1,925)         (3,850)         (3,850)
                                                          ----------     ----------     -----------     -----------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS               $   15,811     $   15,206     $    11,836     $    28,151
                                                          ==========     ==========     ===========     ===========

NET INCOME PER COMMON SHARE                               $     1.18     $     1.01     $      0.88     $      1.86

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                        13,348         14,987          13,395          15,152

NET INCOME PER COMMON SHARE ASSUMING
    DILUTION                                              $     0.97     $     0.86     $      0.86     $      1.59

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING ASSUMING DILUTION                      18,242         19,978          18,286          20,179




                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                     2000               1999
                                                                                     ----               ----
Cash flows from operating activities:
   Net income                                                                    $    15,686        $    32,001
     Depreciation and amortization                                                    18,225             17,076
     Amortization of bond premium                                                        675                924
     Realized investment losses                                                          855              1,413
     Deferred income tax                                                                (117)            (4,347)
     Change in assets and liabilities, net of businesses acquired:
       Notes receivable                                                                  622             (4,090)
       Premiums receivable                                                            (6,909)             5,724
       Income taxes receivable/payable                                                 7,175             (3,617)
       Policy and contract claims                                                      2,383             18,736
       Accounts payable and accrued expenses                                          (7,850)           (15,219)
       Other                                                                          (7,484)           (12,940)
                                                                                 -----------        -----------
         Net cash provided by operating activities                                    23,261             35,661
                                                                                 -----------        -----------
Cash flows from investing activities:
   Purchase of property and equipment, net                                            (9,103)           (27,064)
   Purchase of business, net of cash acquired                                        (12,881)                 -
   Cost of investments acquired:
     Fixed maturities - available-for-sale                                          (104,247)          (424,730)
     Mortgage loans - net                                                             (1,891)            (4,754)
   Proceeds from investment sales or maturities:
     Fixed maturities - available-for-sale                                            83,710            420,324
                                                                                 -----------        -----------
         Net cash used in investing activities                                       (44,412)           (36,224)
                                                                                 -----------        ------------
Cash flows from financing activities:
   Proceeds from the sale of common shares                                                 -              1,727
   Cost of common shares repurchased                                                  (4,240)           (27,003)
   Repayment of cash surrender value loan                                             (2,242)            (5,567)
   Dividends paid                                                                     (5,191)            (5,356)
   Payments on notes payable                                                         (15,153)               (77)
                                                                                 ------------       -----------
         Net cash used in financing activities                                       (26,826)           (36,276)
         Net decrease in cash and invested cash                                      (47,977)           (36,839)
Cash and invested cash at beginning of period                                        163,984            174,027
                                                                                 -----------        -----------
Cash and invested cash at end of period                                          $   116,007        $   137,188
                                                                                 ===========        ===========


                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                                                              Accumulated
                                                                                                 Other                    Total
                                                 Preferred Stock            Common Stock     Comprehensive  Retained  Shareholders'
                                             Shares        Amounts     Shares       Amounts  Income (Loss)  Earnings     Equity
                                             ------        -------     ------       -------  -------------  --------     ------
Balance - December 31, 1998                  2,200,000   $ 175,700   15,294,572   $ 382,828   $  12,367    $ 200,294   $ 771,189

   Net income                                        -           -            -           -           -       32,001      32,001
     Net unrealized loss on securities, net
       of tax benefit of $(11,190)                   -           -            -           -     (20,083)           -     (20,083)
                                                                                                                       ---------
   Comprehensive income                              -           -            -           -           -            -      11,918
                                                                                                                       ---------
   Stock option and incentive plans                  -           -       58,379       1,727           -            -       1,727
   Common stock retired                              -           -     (937,500)    (27,003)          -            -     (27,003)
   Preferred dividends (7%)                          -           -            -           -           -       (3,850)     (3,850)
   Common dividends ($0.10/share)                    -           -            -           -           -       (1,506)     (1,506)
                                             ---------   ---------   ----------   ---------   ---------    ---------   ---------

Balance - June 30, 1999                      2,200,000   $ 175,700   14,415,451   $ 357,552   $  (7,716)   $ 226,939   $ 752,475
                                             =========   =========   ==========   =========   =========    =========   =========

Balance - December 31, 1999                  2,200,000   $ 175,700   13,680,421   $ 342,138   $ (31,135)   $ 244,000   $ 730,703

   Net income                                        -           -            -           -           -       15,686      15,686
     Unrealized gain on securities                   -           -            -           -       1,089            -       1,089
                                                                                                                       ---------
   Comprehensive income                              -           -            -           -           -            -      16,775
                                                                                                                       ---------
   Stock option and incentive plans                  -           -       15,895         666           -            -         666
   Common stock retired                              -           -     (287,300)     (4,906)          -            -      (4,906)
   Preferred dividends (7%)                          -           -            -           -           -       (3,850)     (3,850)
   Common dividends ($0.10/share)                    -           -            -           -           -       (1,341)     (1,341)
                                             ---------   ---------   ----------   ---------   ---------    ---------   ---------

Balance - June 30, 2000                      2,200,000   $ 175,700   13,409,016   $ 337,898   $ (30,046)   $ 254,495   $ 738,047
                                             =========   =========   ==========   =========   =========    =========   =========


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

2.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                           2000            1999           2000             1999
                                                           ----            ----           ----             ----
         Numerator:
             Net income - numerator for diluted
                earnings per share                       $ 17,736        $ 17,131        $ 15,686        $ 32,001
             Less preferred dividends                       1,925           1,925           3,850           3,850
                                                         --------        --------        --------        --------

             Numerator for basic earnings per
                share                                    $ 15,811        $ 15,206        $ 11,836        $ 28,151
                                                         ========        ========        ========        ========

         Denominator:
             Weighted average shares -
                denominator for basic earnings
                per share                                  13,348          14,987          13,395          15,152

         Effect of dilutive securities:
             Assumed weighted average
                conversion of preferred stock               4,825           4,825           4,825           4,825
             Employee stock options                            69             166              66             202
                                                         --------        --------        --------        --------

             Denominator for diluted earnings
                per share                                  18,242          19,978          18,286          20,179
                                                         ========        ========        ========        ========

         Basic earnings per common share                    $1.18           $1.01           $0.88           $1.86
                                                            =====           =====           =====           =====

         Diluted earnings per common share                  $0.97           $0.86           $0.86           $1.59
                                                            =====           =====           =====           =====

3.       Commitments and Contingencies

         For additional information, see Pending Legal Proceedings on pages F-29 and F-30 and Legal Proceedings on pages 14 and 15 of the Form 10-K for the fiscal year ended December 31, 1999, Legal Proceedings on page 14 of the Form 10-Q for the quarter ended March 31, 2000, and Legal Proceedings on page 14 of this Form 10-Q.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations


Results of Operations

Operating Revenues

Operating revenues for the second quarter of 2000 were $454.2 million, compared to $532.4 million in the second quarter of 1999. This decline in revenue is due primarily to the effects of interest rate increases on the level of business available, particularly from residential refinancing transactions.

For the first six months of 2000, operating revenues were $848.0 million, compared to $1.0 billion in the corresponding 1999 period. This decrease is primarily the result of increases in mortgage interest rates and the resultant decline in the amount of residential refinancing activity in 2000 compared to 1999.

Investment Income

Investment income in the first six months of 2000 was $25.4 million compared to $24.9 million in the first six months of 1999. This increase was attributable to increased yields earned on underlying investments offset by a decrease in the average amounts invested.

Expenses

As a result of the adverse affects of interest rate increases on available business, management instituted aggressive expense management efforts. The results of these efforts were evident in both the first half and second quarter of 2000 compared to the comparable periods of 1999.

Operating expenses for the second quarter of 2000 were $439.7 million compared to $517.0 million in the second quarter of 1999. The decrease resulted principally from reductions in salary and related expenses, agents commissions and general, administrative and other expenses. Salary and related expenses decreased from $149.0 million in 1999 compared to $128.3 million in 2000, which constitutes a decrease of 14%. This decrease resulted from a reduction in average staffing levels from 10,400 in the second quarter of 1999 to 8,200 in the second quarter 2000. Agents commissions decreased $39.2 million from the second quarter of 1999, which is in direct proportion to the decline in agency revenues. General administrative and other expenses decreased $11.7 million for the quarter from the comparable period in 1999.

Operating expenses for the first six months of 2000 were $849.5 million compared to $983.3 million for the comparable period of 1999. Salary and related expenses were $249.4 million during the first six months of 2000 compared to $291.9 million in the same period of 1999, a reduction of $42.5 million related to a decrease in staffing levels. In addition, this decrease for the six month period was principally due to a decline in agents commissions, down $63.6 million when compared to the same period of 1999 which was in direct proportion to the decrease in agency premiums. General, Administrative and Other expenses also decreased $16.3 million when compared to the prior year.

The provision for policy and contract claims decreased $12.4 million from the first six months of 1999 to the first six months of 2000 as a result of the lower amount of business written and continued recognition of improvement of the Company's loss experience.

Net Income

LandAmerica reported net income of $17.7 million, or $0.97 per share on a diluted basis, for the second quarter of 2000, compared to net income of $17.1 million, or $0.86 per share on a diluted basis, for the second quarter of 1999. In addition to increased net income, the increase in earnings per share is also the result of a decrease in the number of diluted shares outstanding due to the Company's share repurchase program. On a weighted average basis, diluted shares outstanding decreased in excess of 1.7 million from the first quarter of 1999 compared to the first quarter of 2000. The 2000 quarter included an after-tax loss on sales of investments of $178,000, or $0.01 per diluted share, compared to an after-tax loss of $506,000, or $0.02 per diluted share, in the corresponding quarter of 1999.

For the six months ended June 30, 2000, net income was $15.7 million, or $0.86 per share on a diluted basis, compared to $32.0 million, or $1.59 per share on a diluted basis, for the first six months of 1999. The first half of 2000 included an after-tax loss on sales of investments of $121,000, or $0.01 per diluted share, compared to a first half 1999 after-tax gain on sales of investments of $918,000, or $0.04 per diluted share.


Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2000 was $23.3 million. As of June 30, 2000, the Company held cash and invested cash of $116.0 million and fixed maturity securities of $755.1 million.

In addition, the Company has a bank credit facility of which $45.0 million was unused at June 30, 2000.

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

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                              ---------------------
                              (dollars in thousands)

                                                                                     2005 and
                                  2000       2001       2002       2003       2004     after     Total     Fair Value
                                  ----       ----       ----       ----       ----     -----     -----     ----------
Assets:
   Taxable
     available-for-sale
     securities:
     Book value                  $3,933    $31,418    $39,549    $48,634    $42,470  $338,778   $504,782    $485,176
     Average yield                 5.8%       6.2%       6.2%       6.2%       7.0%      6.9%

   Non-taxable
     available-for-sale
     securities:
     Book value                     438      3,141      6,973     12,749     17,794   180,647    221,742     216,363
     Average yield                 7.2%       3.9%       4.5%       4.2%       4.8%      4.8%

   Preferred stock:
     Book value                       -          -          -          -          -    57,223     57,223      53,570
     Average yield                    -          -          -          -          -      7.6%

The Company also has variable rate long-term debt of $192.5 million bearing interest at 6.93% at June 30, 2000. A .25% change in the interest rate would affect income before income taxes by approximately $0.5 million annually.


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

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings

         On or about June 16, 2000, Norman E. Taylor, Connie S. Taylor, Lynne Thompson Jones-Brittle, Colin R. Callaghan and Miriam J. Callaghan (collectively, the "Plaintiffs") filed a putative class action suit (the "Taylor Suit") in the Superior Court of Los Angeles, California (Case No. BC 231917) against LandAmerica Financial Group, Inc., Commonwealth Land Title Insurance Company, Commonwealth Land Title Company, Lawyers Title Insurance Corporation and Lawyers Title Company (collectively, the "LandAmerica Defendants"). The Plaintiffs purport to represent a class defined in the complaint as "[a]ll persons or entities who, from 1980 to the present, incident to purchase, sale or refinancing of real property located in California, deposited funds in escrow accounts controlled by the LandAmerica Defendants and were not paid interest on their funds and/or were charged fees for services not rendered or excessive fees for the services performed."

         The Plaintiffs allege in the complaint that the LandAmerica Defendants unlawfully (a) received interest, other credits or payments that served as the functional equivalent of interest, on customer escrow funds; (b) charged and retained fees for preparing and recording reconveyances that they did not prepare or record, and charged and retained excessive fees for other escrow-related services; and (c) swept or converted funds in escrow accounts based upon contrived charges prior to the time the funds escheated or should have escheated to the State of California pursuant to the Unclaimed Property Law. The Plaintiffs assert claims for relief against the LandAmerica Defendants based on (i) violation of California's Unfair Business Practices Act, California Business and Professions Code ss.ss. 17200, et. seq.; (ii) violation of California's Deceptive, False and Misleading Advertising Act, California Business and Professions Code ss.ss. 17500, et. seq.; (iii) violation of California's Consumer Legal Remedies Act, California Civil Code ss.ss. 1750, et. seq.; (iv) breach of fiduciary duty; (v) breach of agents' duties to their principals; (vi) conversion; and (vii) conspiracy. The Plaintiffs seek injunctive relief, restitution of improperly collected charges and interest and the imposition of an equitable constructive trust over such amounts, damages according to proof, punitive damages, costs and expenses, attorneys' fees, pre-and post-judgment interest and such other and further relief as the Court may deem necessary and proper.

         The allegations in the Taylor Suit are substantially the same as those in the Baker Suit and the State of California Suit reported on pages 14 and 15 of the Company's Form 10-K for the fiscal year ended December 31, 1999. Following the June 8, 2000 decision of the San Francisco Superior Court granting the LandAmerica Defendants' demurrer, the plaintiffs in the Baker Suit have not amended and refiled their complaint against the LandAmerica Defendants, as they have with respect to other parties to that litigation.

         The LandAmerica Defendants intend to vigorously defend the Taylor Suit. The suit is still in its initial stages, and at this time no estimate of the amount or range of loss that could result from an unfavorable outcome can be made.

Item 4.      Submission of Matters to a Vote of Security Holders

             a) The Annual Meeting of Shareholders of the Company (the "Meeting") was held on May 16, 2000.

             c) At the Meeting, the shareholders elected five directors to serve three-year terms and two directors to serve two-year terms. The voting with respect to each nominee was as follows:

                                                                        Votes        Broker
                        Nominee             Term       Votes For       Withheld     Non-Votes
                        -------             ----       ---------       --------     ---------
                  Janet A. Alpert             3        11,320,445       946,812         0
                  Michael Dinkins             3        11,311,657       955,600         0
                  James Ermer                 3        11,316,020       951,237         0
                  Lowell G. Freiberg          3        11,139,532     1,127,725         0
                  John P. McCann              3        11,324,844       942,413         0
                  Julious P. Smith, Jr.       2        11,308,258       958,999         0
                  Howard E. Steinberg         2        11,283,350       983,907         0

                  The terms of office of the following directors continued after the meeting: Robert F. Norfleet, Jr., Eugene P. Trani, George
                  E. Bello, Theodore L. Chandler, Jr., Charles H. Foster, Jr., Herbert Wender, and Marshall B. Wishnack.

                  The shareholders at the Meeting also considered a proposal to approve the LandAmerica Financial Group, Inc. 2000 Stock Incentive Plan as described in the Proxy Statement for such Meeting. The voting with respect to such matter was as follows:

                                                                      Delivered,
                           For          Against        Abstain        Not-Voted
                           ---          -------        -------        ---------

                        8,214,404      2,639,536       217,127        1,196,190

                  No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.      Exhibits and Reports on Form 8-K

a)    Exhibits

             Exhibit No.                             Document
             -----------                             --------

                10.1               Form of  LandAmerica  Financial  Group,  Inc.
                                   Employee Non-Qualified Stock Option Agreement, dated May 17, 2000, with Schedule of Optionees and Options Awarded.

                10.2               Employee     Non-Qualified    Stock    Option
                                   Agreement, dated May 17, 2000, between the Registrant and Charles H. Foster, Jr.

                10.3               Form of  LandAmerica  Financial  Group,  Inc.
                                   Amendment to Non-Qualified Stock Option Agreements, dated June 20, 2000, with Schedule of Optionees and Agreements Being Amended.

                10.4               Form of  LandAmerica  Financial  Group,  Inc.
                                   Non-Employee  Director   Non-Qualified  Stock
                                   Option Agreement.

                11                 Statement  re:  Computation  of Earnings  Per
                                   Share.

                27                 Financial  Data  Schedule   (electronic  copy
                                   only).

b)       Reports on Form 8-K
         -------------------

         None

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           LANDAMERICA FINANCIAL GROUP, INC.
                                           -------------------------------------
                                            (Registrant)





Date:     August 11, 2000                   /s/ Charles Henry Foster, Jr.
      -----------------------              -------------------------------------
                                            Charles Henry Foster, Jr.
                                            Chairman and Chief Executive Officer





Date:     August 11, 2000                   /s/ G. William Evans
      ------------------------             -------------------------------------
                                            G. William Evans
                                            Executive Vice President and Chief
                                              Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                          Document
-----------                          --------

   10.1           Form   of   LandAmerica   Financial   Group,   Inc.   Employee
                  Non-Qualified Stock Option Agreement, dated May 17, 2000, with Schedule of Optionees and Options Awarded.

   10.2 Employee Non-Qualified Stock Option Agreement, dated May 17, 2000, between the Registrant and Charles H. Foster, Jr.

   10.3           Form  of  LandAmerica   Financial  Group,  Inc.  Amendment  to
                  Non-Qualified Stock Option Agreements, dated June 20, 2000, with Schedule of Optionees and Agreements Being Amended.

   10.4           Form  of  LandAmerica   Financial  Group,  Inc.   Non-Employee
                  Director Non-Qualified Stock Option Agreement.

   11             Statement Re: Computation of Earnings Per Share.

   27             Financial Data Schedule (electronic copy only).