Form 10-Q
period 2000-09-30
LANDAMERICA FINANCIAL GROUP INC
filed 2000-11-13
CIK 877355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 2000                Commission File No. 1-13990
                 --------------------                                  ---------



                        LANDAMERICA FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)



          Virginia                                       54-1589611
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


101 Gateway Centre Parkway
Richmond, Virginia                                       23235-5153
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

                                Yes  X    No
                                    ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock, No Par Value     13,509,119       November 10, 2000
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

            Consolidated Balance Sheets.....................................3

            Consolidated Statements of Operations ..........................5

            Consolidated Statements of Cash Flows...........................6

            Consolidated Statements of Changes in
               Shareholders' Equity.........................................7

            Notes to Consolidated Financial Statements......................8


Item 2.     Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations...................................10


Item 3.     Quantitative and Qualitative Disclosures
               about Market Risk...........................................13


                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K...............................14

            Signatures.....................................................15

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                        September 30,      December 31,
ASSETS                                                                      2000               1999
------                                                                      ----               ----
INVESTMENTS:
    Fixed maturities available-for-sale - at fair value
        (amortized cost: 2000 - $791,837; 1999 - $764,748)              $    769,921       $    735,084
    Equity securities - at fair value (cost: 2000 - $3,285;
        1999 - $3,278)                                                         1,870              1,807
    Mortgage loans (less allowance for doubtful accounts:
        2000 - $139; 1999 - $138)                                             10,221              7,124
    Invested cash                                                             75,639            109,045
                                                                        ------------       ------------

           Total investments                                                 857,651            853,060

CASH                                                                          41,870             54,939

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts: 2000 -
        $1,851; 1999 - $2,026)                                                11,677             12,701
    Premiums (less allowance for doubtful accounts: 2000 -
        $8,048; 1999 - $9,525)                                                35,524             35,542
    Income tax recoverable                                                         -              4,256
                                                                        ------------       ------------

           Total notes and accounts receivable                                47,201             52,499

PROPERTY AND EQUIPMENT - at cost (less accumulated
    depreciation and amortization:  2000 - $92,206; 1999 -
    $ 81,097)                                                                 70,159             72,661

TITLE PLANTS                                                                  94,152             93,608

GOODWILL (less accumulated amortization: 2000 -
    $41,551; 1999 - $33,208)                                                 354,192            347,158

DEFERRED INCOME TAXES                                                         81,881             80,980

OTHER ASSETS                                                                 112,376            103,016
                                                                        ------------       ------------

           Total assets                                                 $  1,659,482       $  1,657,921
                                                                        ============       ============

                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                    September 30,      December 31,
LIABILITIES                                                             2000               1999
-----------                                                             ----               ----
POLICY AND CONTRACT CLAIMS                                          $    559,293       $    554,450

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                    142,661            150,408

FEDERAL INCOME TAXES                                                       6,115                  -

NOTES PAYABLE                                                            184,400            207,653

OTHER                                                                     15,112             14,707
                                                                    ------------       ------------

        Total liabilities                                                907,581            927,218
                                                                    ------------       ------------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY

Preferred stock, no par value, authorized 5,000,000 shares,
    no shares of Series A Junior Participating Preferred
    Stock issued or outstanding; 2,200,000 shares of 7%
    Series B Cumulative Convertible Preferred Stock
    issued and outstanding                                               175,700            175,700

Common stock, no par value, 45,000,000 shares
    authorized, shares issued and outstanding: 2000 -
    13,504,319; 1999 - 13,680,421                                        339,804            342,138

Accumulated other comprehensive loss                                     (23,331)           (31,135)

Retained earnings                                                        259,728            244,000
                                                                    ------------       ------------

        Total shareholders' equity                                       751,901            730,703
                                                                    ------------       ------------

           Total liabilities and shareholders' equity               $  1,659,482       $  1,657,921
                                                                    ============       ============


                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000
           AND 1999 (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                              2000           1999           2000            1999
                                                              ----           ----           ----            ----
REVENUES
    Title and other operating revenues:
        Direct operations                                 $  195,353     $  211,922     $  563,145     $  659,402
        Agency operations                                    244,280        289,891        724,472        852,956
                                                          ----------     ----------     ----------     ----------
                                                             439,633        501,813      1,287,617      1,512,358

    Investment income                                         12,724         12,135         38,144         37,051
    Gain (loss) on sales of investments                           39           (150)          (144)        (1,563)
                                                          ----------     ----------     ----------     ----------
                                                             452,396        513,798      1,325,617      1,547,846
                                                          ----------     ----------     ----------     ----------
EXPENSES
    Salaries and employee benefits                           129,931        140,700        379,314        432,595
    Agents' commissions                                      191,509        225,407        566,286        663,813
    Provision for policy and contract claims                  19,340         24,460         56,727         74,197
    Interest expense                                           3,412          2,968         10,153          8,748
    Exit and termination costs                                 2,179              -          2,179              -
    General, administrative and other                         94,158        106,114        275,324        303,589
                                                          ----------     ----------     ----------     ----------
                                                             440,529        499,649      1,289,983      1,482,942
                                                          ----------     ----------     ----------     ----------
INCOME BEFORE INCOME TAXES                                    11,867         14,149         35,634         64,904

INCOME TAX EXPENSE (BENEFIT)
    Current                                                   (7,876)        (4,102)          (889)        18,998
    Deferred                                                  11,911          9,038         13,005          4,692
                                                          ----------     ----------     ----------     ----------
                                                               4,035          4,936         12,116         23,690
                                                          ----------     ----------     ----------     ----------
NET INCOME                                                     7,832          9,213         23,518         41,214

DIVIDENDS - PREFERRED STOCK                                   (1,925)        (1,925)        (5,775)        (5,775)
                                                          ----------     ----------     ----------     ----------

NET INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                          $    5,907     $    7,288     $   17,743     $   35,439
                                                          ==========     ==========     ==========     ==========

NET INCOME PER COMMON SHARE                               $     0.44     $     0.51     $     1.32     $     2.39

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                        13,431         14,247         13,408         14,800

NET INCOME PER COMMON SHARE ASSUMING
    DILUTION                                              $     0.43     $     0.48     $     1.28     $     2.08

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING ASSUMING DILUTION                      18,403         19,190         18,314         19,794


                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                  2000               1999
                                                                                  ----               ----
Cash flows from operating activities:
   Net income                                                                 $     23,518       $     41,214
     Depreciation and amortization                                                  27,127             27,200
     Amortization of bond premium                                                    1,017              2,052
     Realized investment losses                                                        144              1,563
     Deferred income tax                                                              (889)             4,692
     Change in assets and liabilities, net of businesses acquired:
       Notes receivable                                                              1,024             (5,408)
       Premiums receivable                                                             152             17,676
       Income taxes receivable/payable                                              10,371            (13,171)
       Policy and contract claims                                                    4,843             27,382
       Accounts payable and accrued expenses                                        (8,264)           (38,869)
       Other                                                                        (7,312)           (22,726)
                                                                              ------------       ------------
         Net cash provided by operating activities                                  51,731             41,605
                                                                              ------------       ------------
Cash flows from investing activities:
   Purchase of property and equipment, net                                         (15,438)           (38,773)
   Purchase of business, net of cash acquired                                      (12,507)                 -
   Cost of investments acquired:
     Fixed maturities - available-for-sale                                        (180,073)          (500,826)
     Mortgage loans - net                                                           (3,097)             2,176
   Proceeds from investment sales or maturities:
     Fixed maturities - available-for-sale                                         151,823            492,811
                                                                              ------------       ------------
         Net cash used in investing activities                                     (59,292)           (44,612)
                                                                              ------------       ------------
Cash flows from financing activities:
   Proceeds from the sale of common shares                                           2,572              2,404
   Cost of common shares repurchased                                                (4,906)           (34,397)
   Repayment of cash surrender value loan                                           (1,637)            (6,447)
   Dividends paid                                                                   (7,790)            (7,992)
   Payments on notes payable                                                       (27,153)              (117)
                                                                              ------------       ------------
         Net cash used in financing activities                                     (38,914)           (46,549)
         Net decrease in cash and invested cash                                    (46,475)           (49,556)
Cash and invested cash at beginning of period                                      163,984            174,027
                                                                              ------------       ------------
Cash and invested cash at end of period                                       $    117,509       $    124,471
                                                                              ============       ============

                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                                                             Accumulated
                                               Preferred Stock          Common Stock            Other                    Total
                                               ---------------          ------------        Comprehensive  Retained   Shareholders'
                                             Shares       Amounts    Shares       Amounts   Income (Loss)  Earnings      Equity
                                             ------       -------    ------       -------   -------------  --------      ------
BALANCE - December 31, 1998                2,200,000  $  175,700   15,294,572  $   382,828  $    12,367  $   200,294  $   771,189

   Net income                                      -           -            -            -            -       41,214       41,214
     Net unrealized loss on securities,
       net of tax benefit of $(14,166)             -           -            -            -      (25,150)           -      (25,150)
                                                                                                                      -----------
   Comprehensive income                                                                                                    16,064
                                                                                                                      -----------
   Common stock retired                            -           -   (1,211,200)     (34,397)           -            -      (34,397)
   Stock option and incentive plans                -           -       89,339        2,404            -            -        2,404
   Preferred dividends (7%)                        -           -            -            -            -       (5,775)      (5,775)
   Common dividends ($0.15/share)                  -           -            -            -            -       (2,217)      (2,217)
                                          ----------  ----------  -----------  -----------  -----------  -----------  -----------

BALANCE - September 30, 1999               2,200,000  $  175,700   14,172,711  $   350,835  $   (12,783) $   233,516  $   747,268
                                          ==========  ==========  ===========  ===========  ===========  ===========  ===========

BALANCE - December 31, 1999                2,200,000  $  175,700   13,680,421  $   342,138  $   (31,135) $   244,000  $   730,703

   Net income                                      -           -            -            -            -       23,518       23,518
     Unrealized gain on securities                 -           -            -            -        7,804            -        7,804
                                                                                                                      -----------
   Comprehensive income                                                                                                    31,322
                                                                                                                      -----------
   Common stock retired                            -           -      111,198        2,572            -            -        2,572
   Stock option and incentive plans                -           -     (287,300)      (4,906)           -            -       (4,906)
   Preferred dividends (7%)                        -           -            -            -            -       (5,775)      (5,775)
   Common dividends ($0.15/share)                  -           -            -            -            -       (2,015)      (2,015)
                                          ----------  ----------  -----------  -----------  -----------  -----------  -----------

BALANCE - September 30, 2000               2,200,000  $  175,700   13,504,319  $   339,804  $   (23,331) $   259,728  $   751,901
                                          ==========  ==========  ===========  ===========  ===========  ===========  ===========

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

2.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
                                                           2000            1999            2000            1999
                                                           ----            ----            ----            ----
         Numerator:
             Net income - numerator for diluted
                earnings per share                       $  7,832        $  9,213        $ 23,518        $ 41,214
             Less preferred dividends                       1,925           1,925           5,775           5,775
                                                         --------        --------        --------        --------

             Numerator for basic earnings per share      $  5,907        $  7,288        $ 17,743        $ 35,439
                                                         ========        ========        ========        ========

         Denominator:
             Weighted average shares -
                denominator for basic earnings per
                share                                      13,431          14,247          13,408          14,800

         Effect of dilutive securities:
             Assumed weighted average
                conversion of preferred stock               4,824           4,824           4,824           4,824
             Employee stock options                           148             119              82             170
                                                         --------        --------        --------        --------

             Denominator for diluted earnings per
                share                                      18,403          19,190          18,314          19,794
                                                         ========        ========        ========        ========

         Basic earnings per common share                    $0.44           $0.51           $1.32           $2.39
                                                            =====           =====           =====           =====

         Diluted earnings per common share                  $0.43           $0.48           $1.28           $2.08
                                                            =====           =====           =====           =====

3.       Exit and Termination Costs

         On August 1, 2000, the Company entered into a joint venture agreement with The First American Corporation, creating Data Trace Information Services (DTIS). Under the terms of the joint venture agreement, the Company contributed certain assets of its subsidiary, DataTrace, in exchange for a minority interest in the joint venture. Operations of DTIS will be consolidated in Anaheim, California. The financial statements of the Company reflect Data Trace as an investment in affiliates, included in Other Assets on the balance sheet.

         The Company has recorded exit and termination costs of $2,179 incurred in connection with the joint venture. Costs incurred to exit certain leases and license and maintenance agreements comprised $1,829 of this amount. The remaining $350 relates to the termination of employees for which employee severance benefits have been accrued.

         Exit and termination costs paid through September 30, 2000 were $190.

4.       Commitments and Contingencies

         For additional information, see Pending Legal Proceedings on pages F-29 and F-30 and Legal Proceedings on pages 14 and 15 of the Form 10-K for the fiscal year ended December 31, 1999, and Legal Proceedings on page 14 of the Form 10-Q for the period ended June 30, 2000.

5.       Subsequent Event

         On October 31, 2000, the Company acquired all of the outstanding shares of Primis, Inc. (Primis). Primis is a web based provider of property information and appraisal services. The acquisition will be accounted for by the Company using the "purchase" method of accounting. The assets and liabilities of Primis will be revalued to their respective fair market values. The cost of acquisition was not material in relation to the Company's financial position.

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations


Results of Operations

Operating Revenues

Operating revenues for the third quarter of 2000 were $439.6 million, compared to $501.8 million in the third quarter of 1999. This decline in revenue is due primarily to the effects of interest rate increases on the level of business available, particularly from residential refinancing transactions, as well as a decline in revenues from commercial transactions.

For the first nine months of 2000, operating revenues were $1.29 billion, compared to $1.51 billion in the corresponding 1999 period. This decrease is primarily the result of increases in mortgage interest rates and the resultant decline in the amount of residential refinancing activity, in addition to a decline in commercial revenue areas, in 2000 compared to 1999.

Investment Income

Investment income in the first nine months of 2000 was $38.1 million compared to $37.1 million in the first nine months of 1999. This increase was attributable to increased yields earned on underlying investments partially offset by a decrease in the average amounts invested.

Expenses

As a result of the revenue declines discussed above, management instituted aggressive expense management efforts. The results of these efforts were evident in both the first nine months and the third quarter of 2000 compared to the comparable periods of 1999.

Operating expenses for the third quarter of 2000 were $440.5 million compared to $499.6 million in the third quarter of 1999. The decrease resulted principally from reductions in salary and related expenses, agents commissions and general, administrative and other expenses. Salary and related expenses decreased from $140.7 million in 1999 to $129.9 million in 2000, which constitutes a decrease of 8%. This decrease resulted from a reduction in average staffing levels from 9,700 in the third quarter of 1999 to 8,200 in the third quarter of 2000. Agents commissions decreased $33.9 million from the third quarter of 1999, which is in direct proportion to the decline in agency revenues. General administrative and other expenses decreased $12.0 million, or 11%, for the quarter from the comparable period in 1999.

Operating expenses for the first nine months of 2000 were $1.3 billion compared to $1.5 billion for the comparable period of 1999. Salary and related expenses were $379.3 million during the first nine months of 2000 compared to $432.6 million in the same period of 1999, a reduction of $52.9 million related to a decrease in staffing levels. In addition, a decline in agents commissions, down $97.5 million when compared to the same period of 1999, contributed to the decrease for the nine month period. This decrease was in direct proportion to the decrease in agency premiums. General, Administrative and Other expenses also decreased $28.3 million when compared to the prior year.

The provision for policy and contract claims decreased $17.5 million from the first nine months of 1999 to the first nine months of 2000 as a result of the lower amount of business written and continued recognition of improvement in the Company's loss experience.

Net Income

LandAmerica reported net income of $7.8 million, or $0.43 per share on a diluted basis, for the third quarter of 2000, compared to net income of $9.2 million, or $0.48 per share on a diluted basis, for the third quarter of 1999. This decrease resulted from a one time after tax charge of $1.4 million, or $0.08 per share, for personnel and termination costs related to the Data Trace joint venture entered into during the quarter.

For the nine months ended September 30, 2000, net income was $23.5 million, or $1.28 per share on a diluted basis, compared to $41.2 million, or $2.08 per share on a diluted basis, for the first nine months of 1999. The first nine months of 2000 included an after-tax loss on sales of investments of $0.95 million, or less than $0.01 per diluted share, compared to a first nine months 1999 after-tax loss on sales of investments of $1.0 million, or $0.05 per diluted share. The 2000 nine month period was also impacted by the one time after tax charges of $1.4 million, or $0.08 per share, related to the joint venture noted above.


Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2000 was $51.7 million. As of September 30, 2000, the Company held cash and invested cash of $117.5 million and fixed maturity securities of $769.9 million.

In addition, the Company has a bank credit facility of which $53.1 million was unused at September 30, 2000.

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

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                             (dollars in thousands)

                                                                                      2005 and
                                  2000      2001       2002       2003       2004       after      Total    Fair Value
                                  ----      ----       ----       ----       ----       -----      -----    ----------
Assets:
   Taxable
     available-for-sale
     securities:
     Book value                  $2,706    $27,468    $40,929    $48,614    $32,509   $364,565    $516,791   $502,437
     Average yield                 5.6%       6.2%       6.2%       6.2%       7.1%       6.9%

   Non-taxable
     available-for-sale
     securities:
     Book value                    240      3,125      6,949     12,717     17,774    177,160     217,965     214,881
     Average yield                6.2%       3.9%       4.5%       4.2%       4.8%       4.8%

   Preferred stock:
     Book value                      -         -          -          -          -      57,081      57,081      52,603
     Average yield                   -         -          -          -          -        7.5%


The Company also has variable rate long-term debt of $180.5 million bearing interest at 6.86% at September 30, 2000. A .25% change in the interest rate would affect income before income taxes by approximately $0.5 million annually.


Forward-Looking and Cautionary Statements

Certain information contained in this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Among other things, these statements relate to the financial condition, results of operation and business of the Company. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in its reports to shareholders. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. These forward-looking statements are based upon management's current knowledge and assumption about future events and involve certain risks and uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Further, any such statement is specifically qualified in its entirety by the following cautionary statements.

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
        --------

               Exhibit No.              Document
               -----------              --------

                   11          Statement re:  Computation of Earnings Per Share.

                   27          Financial Data Schedule (electronic copy only).

b)      Reports on Form 8-K
        -------------------

        Form 8-K, filed August 7, 2000, reporting under Item 5 that the Company entered into a Third Amendment to Amended and Restated Rights Agreement, dated July 26, 2000, with State Street Bank and Trust Company.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         LANDAMERICA FINANCIAL GROUP, INC.
                                         ---------------------------------------
                                         (Registrant)





Date:      November 10, 2000               /s/ Charles Henry Foster, Jr.
       -------------------------         ---------------------------------------
                                           Charles Henry Foster, Jr.
                                           Chairman and Chief Executive Officer





Date:      November 10, 2000               /s/ G. William Evans
       --------------------------        ---------------------------------------
                                           G. William Evans
                                           Executive Vice President and Chief
                                              Financial Officer

                                  EXHIBIT INDEX

   Exhibit
     No.               Document
     ---               --------

     11                Statement Re: Computation of Earnings Per Share.

     27                Financial Data Schedule (electronic copy only).