Form 10-K
period 2000-12-31
LANDAMERICA FINANCIAL GROUP INC
filed 2001-03-28
CIK 877355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes_X_  No ___

         The aggregate market value of voting stock held by non-affiliates of the registrant on March 16, 2001 was approximately $614.6 million. Executive officers and directors of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

         The number of shares of Common Stock, without par value, outstanding on March 16, 2001 was 17,995,954.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the 2001 Annual Meeting of Shareholders (to be filed) are incorporated by reference into Part III hereof.

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

Overview of the Company's Operations

         Title Insurance. The Company issues title insurance policies through its various title underwriting subsidiaries. The Company's three principal title underwriting subsidiaries are Commonwealth Land Title Insurance Company ("Commonwealth"), Lawyers Title Insurance Corporation ("Lawyers Title") and Transnation Title Insurance Company ("Transnation"). The Company also owns seven other title insurance underwriters, including Commonwealth Land Title Insurance Company of New Jersey, Title Insurance Company of America and Industrial Valley Title Insurance Company. The collective operations of these subsidiaries cover the entire United States (with the exception of Iowa, which does not recognize title insurance), certain territories of the United States and Canada.

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

         Real Estate Transaction Services. The Company offers a full range of residential real estate services to the national and regional mortgage lending community through its LandAmerica OneStop operation. LandAmerica OneStop provides these mortgage originators with a single, convenient point of contact through which they may place all of their orders for title insurance and real estate-related services. The services of LandAmerica OneStop include the coordination and management of title insurance orders, credit reporting, flood certification, property appraisal and valuation, centralized closing and escrow services, real estate tax services, document preparation and property inspections. These services are provided by LandAmerica OneStop, other subsidiaries of the Company or through joint ventures or strategic alliances with third parties.

         As part of the Company's increased focus on real estate transaction management, the Company acquired Primis, Inc. ("Primis"), a leading Web-based provider of appraisal and other real estate-related services, on October 31, 2000 and merged it with its LandAmerica OneStop operations. The acquisition added a sophisticated technology platform and significant in-house appraisal capabilities to LandAmerica OneStop.

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

         Elliptus Technologies, Inc. ("Elliptus"), a wholly owned subsidiary of the Company which is devoted to computer automation of various aspects of the title insurance business, develops and markets title production and escrow software that automates policy issuance, escrow and closing documentation and support functions.

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

Direct and Agency Operations

         The Company issues title insurance policies through its direct operations (which include branch offices of its title insurers and wholly owned subsidiary agencies of the Company) or through independent title insurance agents. Where the policy is issued through its direct operations, the search is performed by or at the direction of the Company, and the premium is collected and retained by the Company. Where the policy is issued through an independent agent, the agent generally performs the search (in some areas searches are performed by approved attorneys), examines the title, collects the premium and retains a portion of the premium. The remainder of the premium is remitted to the Company as compensation for bearing the risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies from region to region and is sometimes regulated by the states. The Company is obligated to pay title claims in accordance with the terms of its policies, regardless of whether it issues policies through direct operations or independent agents. In the fiscal year ended December 31, 2000, approximately 43.6% of total title insurance revenues were derived from direct operations and 56.4% came from independent agents.

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

         Liabilities for estimated losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2000. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the reserves for losses and loss adjustment expenses are adequate. Independent actuaries review the adequacy of reserves on an interim basis and certify as to their adequacy on an annual basis. The reserve estimates are continually reviewed and adjusted as the Company's loss experience develops or new information becomes known. Any adjustments to loss reserve estimates are included as a current operating expense. The provision for policy and contract claims as a percentage of operating revenues for the fiscal years ended December 31, 2000, 1999 and 1998 was 4.4%, 4.9%, and 5.2%, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

         The Company generally pays losses in cash; however, it sometimes settles claims by purchasing the interest of the insured in the real property or the interest of the claimant adverse to the insured. Assets acquired in this manner are carried at the lower of cost or estimated realizable value, net of any indebtedness thereon.

         Standard & Poors Corporation ("S&P") has assigned a financial strength rating of "A-" to the title insurance operations of the Company. According to S&P, an insurer rated "A" has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings, and the minus (-) rating indicates relative standing within the "A" category. S&P assigns a ratings outlook along with its letter ratings to indicate its expectations of trends that relate to the financial strength rating for the rated company. The ratings outlook assigned by S&P may be either "positive," "stable" or

"negative." According to S&P, the ratings outlook for the Company is "stable." Fitch, Inc. ("Fitch") has assigned an "A+" rating to the financial strength of the Company. According to Fitch, an "A" rating is assigned to those companies that possess strong capacity to meet policyholder and contract obligations, where risk factors are moderate and the impact of any adverse business and economic factors is expected to be small. The plus (+) rating assigned by Fitch indicates relative standing within the "A" category. Fitch also assigns a ratings outlook along with its letter ratings to indicate its expectations of trends that relate to the financial strength rating for the rated company. The ratings outlook assigned by Fitch may be either "positive," "stable" or "negative." According to Fitch, the ratings outlook for the Company is "stable." The S&P and Fitch ratings are not designed for the protection of investors and do not constitute recommendations to buy, sell or hold any security.

         The Company  places a high priority on  maintaining  effective  quality assurance and claims administration programs. The Company's quality assurance program focuses on quality control, claims prevention and product risk assessment for its independent agencies. The claims administration program focuses on improving liability analysis, prompt, fair and effective handling of claims, prompt evaluation of settlement or litigation with first and third-party claimants and appropriate use of ADR (Alternative Dispute Resolution) in claims processing. In addition, to reduce the incidence of agency defalcations, the Company has established due diligence requirements in connection with the appointment of new agents, procedures for renewing existing agents and an Agency Audit Program. The Company continues to refine its systems for maintaining effective quality assurance and claims administration programs.

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

         The Company maintains excess of loss catastrophic insurance through Lloyd's of London and Ace Capital Title Reinsurance Company totaling $200.0 million. The Lloyd's policy provides fidelity and title loss coverage up to $100.0 million with a $20.0 million deductible for title losses and a lesser deductible for other losses. The Ace policy covers an additional $100.0 million in title exposure for any covered loss that exceeds $100.0 million.

Title Insurance Revenues

         The table below sets forth, for the years ended December 31, 2000, 1999 and 1998, the approximate dollars and percentages of the Company's revenues for the ten states representing the largest percentages of such revenues and for all other states combined:

                                Revenues by State
                             (Dollars in thousands)

                                                        Years Ended December 31,
                             ---------------------------------------------------------------------------------------
                                       2000                            1999                         1998 (1)
                             -------------------------       -------------------------     -------------------------
Texas                        $    277,547        15.9%       $    275,271        13.8%     $     272,577       14.1%
California                        195,016        11.1%            222,319        11.1%           224,062       11.6%
Florida                           136,976         7.8%            168,808         8.4%           149,220        7.7%
Pennsylvania                      117,131         6.7%            138,028         6.9%           118,819        6.1%
New York                           98,041         5.6%            113,510         5.7%           105,135        5.4%
Michigan                           96,688         5.5%            111,992         5.6%           107,954        5.6%
New Jersey                         74,620         4.3%             76,897         3.8%            65,765        3.4%
Virginia                           56,290         3.2%             53,511         2.7%            57,815        3.0%
Washington                         53,610         3.0%             63,448         3.2%            65,332        3.4%
Arizona                            52,759         3.0%             60,914         3.0%            61,112        3.2%
Other                             547,807        31.3%            647,759        32.4%           623,574       32.1%
                             ------------   ----------       ------------   ----------     -------------   ---------
Total Title Revenues            1,706,485        97.4%          1,932,457        96.6%         1,851,365       95.6%

Non-Title Revenues                 44,785         2.6%             67,557         3.4%            87,301        4.4%
                             ------------   ----------       ------------   ----------     -------------   ---------

Total Revenues               $  1,751,270       100.0%       $  2,000,014       100.0%     $   1,938,666      100.0%
                             ============   ==========       ============   ==========     =============   =========

__________________

(1) On February 27, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Commonwealth and Transnation. The amounts included in the table for 1998 are presented on a pro forma basis assuming that the acquisition occurred at the beginning of 1998.

Sales and Marketing

         The Title Insurance Market. For sales and marketing purposes, the Company generally views residential real estate activities and commercial real estate activities as two distinct sources of title insurance business. Residential real estate business results from the construction, sale, resale and refinancing of residential properties, while commercial real estate business results from similar activities with respect to properties with a business or commercial use. The

Company has emphasized the development of its residential real estate business during the 1990's, while maintaining a leadership position in insuring commercial real estate transactions. Although precise data is not available to compare the percentage of total premium revenues of the Company derived from commercial versus residential real estate activities, approximately 80% of such revenues in 2000 resulted from policies providing coverage of $1.0 million or less (which tend to be residential) and approximately 20% of such revenues resulted from policies providing coverage in excess of $1.0 million.

         Residential Transactions. The Company's primary source of residential business is from the local real estate community, such as attorneys, real estate brokers and developers, financial institutions, mortgage brokers and independent escrow agents. Maintenance and expansion of these referral sources is integral to the Company's marketing strategy for local residential business. Although most of the Company's residential business arises from these local relationships, large national and regional residential mortgage originators continue to expand their role in the residential real estate market. These lenders are attracted to title insurance providers who can offer a single source for title insurance and a broad array of services related to residential real estate transactions. The Company has responded to this developing trend in the market by establishing LandAmerica OneStop as a single, convenient point of contact through which national and regional mortgage lenders can place orders for title insurance and other services related to real estate transactions. See "Overview of the Company's Operations - Real Estate Transaction Services."

         The Company continues to expand its national affiliated agency relationships which include builders, realtors, lenders and vendor managers. In addition, each of the Company's principal underwriting subsidiaries has developed brand name recognition in particular markets. Using a multiple brand strategy in which each of these subsidiaries markets and sells under its own name, the Company seeks to capitalize on long-standing customer relationships and referral sources and to target different market segments with different brand names.

         Commercial Transactions. The Company is one of the leading providers of title insurance for commercial transactions. The Company's National Commercial Services ("NCS") division specializes in the sale and servicing of title insurance for complex commercial and multi-property transactions. The Company has NCS offices in 22 strategic metropolitan areas in the United States. Each of these NCS offices markets title insurance products and services to large commercial customers located in its sales territory and acts as a single point of contact for the customer's title insurance needs throughout the country. The Company also markets title insurance for commercial transactions through local direct operations and independent agents.

         In addition, the Company is one of the most strongly capitalized title insurers in the industry, with an aggregate statutory surplus of $358.6 million as of December 31, 2000. The financial strength of the Company is an important factor in marketing the Company's commercial title business capabilities, enabling it to underwrite larger title policies and retain higher levels of risk without purchasing reinsurance from a third party. The Company's capital position supports financial strength ratings of "A-" from Standard & Poors and "A+" from Fitch. These ratings are important in competing for commercial title insurance business.

Customers

         As of December 31, 2000, no single independent agent was responsible for more than 5% of the title insurance revenues of any of the Company's principal underwriting subsidiaries. In addition, the Company is not dependent upon any single customer or any single group of customers. The loss of any one customer would not have a material adverse effect on the Company.

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

         The Company is one of the largest title insurance underwriters in the United States based on title premium revenues. Its principal competitors are other major title insurance underwriters and their agency networks. The Company's principal competitors during 2000 were First American Corporation, Stewart Information Services, Inc., Old Republic International Corporation and Fidelity National Financial, Inc. Of the more than one hundred title insurance underwriting companies licensed in the United States, the top five companies account for approximately 89% of the title insurance market.

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

         Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by state agencies of any change in control of an insurance company or insurance holding company that is domiciled (or, in some cases, doing business) in that state. Under such current laws, any future transaction that would constitute a change in control of the Company would generally require approval by the state insurance departments of Virginia, California, Tennessee, Texas, Ohio, Pennsylvania, Arizona, New Jersey, New York and Florida. Such a requirement could have the effect of delaying or preventing certain transactions affecting the control of the Company or the ownership of the Company's Common Stock, including transactions that could be advantageous to the shareholders of the Company.

Investment Policies

         The Company earns investment income from its portfolio of fixed-maturity debt securities issued principally by corporations and United States, state and local jurisdictions, as well as by United States government agencies. Substantially all of this portfolio is located in the Company's title underwriting subsidiaries. At December 31, 2000, approximately 99% of the Company's investment portfolio consisted of investment grade securities. The Company's portfolio is managed to comply with the various state regulatory requirements while maximizing net after-tax yield. The Company generally does not invest in common stock issued by unaffiliated entities. The investment portfolio is managed by professional investment advisors under guidelines which govern the types of permissible investments, investment quality, maturity and duration, and concentration of issuer. These guidelines, and the Company's investment strategies, are established and periodically re-examined by the Investment Funds Committee of the Company's Board of Directors. This Committee also reviews the performance of the investment advisors on a quarterly basis. See Note 3 to the Consolidated Financial Statements.

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

         Historically, residential real estate activity has been generally slower in the winter, when fewer families move, buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity is generally more uniform throughout the seasons, but is subject to interest rate variability. The Company typically reports its lowest revenues in the first quarter, with revenues increasing into the second quarter and through the third quarter. The fourth quarter customarily may be as strong as the third quarter, depending on the level of activity in the commercial real estate market.

Employees

         As of December 31, 2000, the Company had 8,100 full time and 539 part time employees. The Company's relationship with its employees is good. Except for nine employees in Pittsburgh, Pennsylvania, no employees of the Company are covered by any collective bargaining agreements, and the Company is not aware of any union organizing activity relating to its employees.

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

Business Strategy

         The Company is one of the largest title insurers in the United States. The Company's long term objective is to enhance its position as a premier, low cost national provider of real estate-related products and services and to maximize its profitability throughout the real estate market cycle. To accomplish this objective, the Company is pursuing various business strategies designed to enhance growth and maximize profitability.

         Increasing Focus on Real Estate Transaction Management Services. National mortgage originators have become an increasingly important participant in the mortgage finance market. These large national mortgage lenders increasingly demand that a number of services related to the mortgage financing process be available from and billed by a single source. Each lender seeks a quick and efficient response to avoid the loss of business to a competitor. To respond to this market need, LandAmerica OneStop provides national mortgage originators with a single, convenient point of contact through which they may place all of their orders for title insurance and real estate-related services. LandAmerica OneStop's technology-enhanced national distribution system enables it to increase the speed and efficiency of real estate transactions by coordinating and managing various products and services required for settlement of these transactions. The Company believes that LandAmerica OneStop will be increasingly important in the next few years in attracting and retaining the business of the large national mortgage lenders as well as other multi-state transaction originators.

         Expand Distribution Capabilities. The Company seeks to increase its share of the title insurance market by expanding and enhancing its distribution channels through the hiring and retention of experienced industry professionals with strong local relationships, the opening of new direct offices in markets with the potential for significant transaction volume, and selectively acquiring or engaging in joint ventures with title insurance companies and agencies in order to strengthen the Company's presence in particularly attractive markets. In the case of the acquisition of agencies or small to medium-size underwriters, the Company reviews the agency's or underwriter's profitability, location, growth potential in its existing market, claims experience and, in the case of an underwriter, the adequacy of its reserves.

         Providing High Quality Service. High quality service, defined as the prompt and accurate production and delivery of products and services, is a critical competitive factor in developing successful long-term relationships with customers. Service quality is particularly important to the growing national lender customer base. The Company's strategy for providing high quality service includes the utilization of technology to further automate the title production process and the delivery of real estate-related services.

         Maintaining Commercial Real Estate Market Strength. Participation in the commercial real estate market is attractive since the operating margins are generally better than those provided in residential real estate transactions. In addition, commercial business partially offsets some of the cyclicality of the residential real estate market, where transaction volumes are more susceptible to changes in interest rates. The Company maintains its presence in the commercial real estate market primarily due to the financial strength ratings of its underwriting subsidiaries, its strong capital position, the high quality service that it provides and its expertise in handling complex transactions. In particular, the combined capital position of the Company's three principal underwriting subsidiaries enables it to underwrite large commercial policies while purchasing less reinsurance, thus increasing profitability.

         Achieving Economies of Scale. Through cost control, the Company achieves economies of scale in its core title insurance related operations as losses resulting from claims under title insurance policies represent a relatively small part of the Company's overall costs. The Company is implementing the following plans to further improve efficiency:

         o Service Center Concept. Operating costs, the largest portion of expenses relating to providing title insurance, are relatively high compared to other types of insurers. In many major markets, the Company implemented the Service Center Concept, in which its three principal operating subsidiaries share a single back office processing center in a geographic region while continuing to market from separate storefronts under different brand names. This concept reduced the Company's cost per order in those markets. Service centers are now in place in major markets such as Denver, Seattle, Portland, Houston, Chicago, Detroit, San Francisco, Philadelphia, Orlando, Tampa and Ft. Lauderdale.

         o Workflow Process Redesign. The Company is committed to the development of electronic commerce and the redesign of traditional workflow processes. In an effort to reduce expenses and improve service, the Company initiated a workflow process redesign throughout the Company in 1999. While achieving some benefits of a streamlined and more efficient workflow, more benefits will be achieved when the entire company uses one interconnected title production and closing system. The Company has developed and introduced an Internet-based software program to handle title policy production and real estate closings. Benefits of the system include a reduction in staffing levels accompanied by an increase in the speed an order can be processed. The new system allows the Company to receive orders electronically and to deliver the title report and closing statement as email attachments, thereby improving service to customers.

         Enhancing Cost Control Flexibility. The Company manages its personnel expenses to reflect changes in the level of activity in the real estate market. As a result, the Company's employee base expands and contracts over time. In order to manage personnel costs more efficiently throughout the real estate cycle, the Company uses temporary or part time employees where appropriate to staff operations so the Company can respond promptly to changes in real estate activity.


ITEM 2.      PROPERTIES

         The Company owns an office building and adjacent real estate in Richmond, Virginia which it uses for its corporate headquarters. This property consists of approximately 128,000 square feet of office space and parking facilities. The Company's title insurance subsidiaries conduct their business operations primarily in leased office space. As of December 31, 2000, the Company had numerous leases for its branch offices and subsidiaries throughout the states in which it operates. In addition, it owns several other properties which in aggregate are not material to its business taken as a whole.

         The Company's title plants constitute a principal asset. Such plants comprise copies of public records, maps, documents, previous reports and policies which are indexed to specific properties in an area. The plants are generally located at the office which serves a particular locality or in "service centers" serving multiple localities in major metropolitan areas. They enable title personnel to examine title matters relating to a specific parcel of real property as reflected in the title plant, and eliminate or reduce the need for a separate search of the public records. They contain material dating back a number of years and are kept current on a daily or other frequent basis by the addition of copies of documents filed of record which affect real property. The Company maintains title plants covering many of the areas in which it operates, although certain offices utilize jointly owned and maintained plants. The
Company capitalizes only the initial cost of title plants. The cost of maintaining such plants is charged to expense as incurred.

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

Litigation Not in the Ordinary Course of Business

         The People of the State of California, the Controller of the State of California and the Insurance Commissioner of the State of California have filed a putative defendant class action suit in the Sacramento Superior Court against Fidelity National Title Insurance Company and others (Case No. 99AS02793). While the subsidiaries of the Company that do business in California (the "Company's California Subsidiaries") were not named in the suit, they fall within the putative defendant class definition which includes virtually all title insurance underwriters, underwritten title companies, controlled escrow companies and independent escrow companies in California. The suit alleges that the defendants
(i) failed to escheat unclaimed property to the Controller of the State of California on a timely basis, (ii) charged California home buyers and other escrow customers fees for services which were never performed, or which cost less than the amount charged, and (iii) devised and carried out schemes with financial institutions to receive interest, or monies in lieu of interest, on escrow funds deposited by defendants with financial institutions in demand deposits. The suit seeks injunctive relief, restitution and civil penalties.

         The Company's California Subsidiaries are cooperating with the Controller's Office in the conduct of unclaimed property audits, and with the Department of Insurance in a limited examination with respect to banking relationships. Additionally, the Company's California Subsidiaries have entered into an agreement with the Attorney General that would allow claims against them to be dismissed without prejudice, in order to facilitate settlement discussions with the Attorney General and other state representatives without facing court-imposed deadlines. The Company has engaged in preliminary settlement discussions with the Attorney General. Although the complete terms of a settlement agreement have not been reached, the Company believes that, based on the status of discussions to date, the final terms of any settlement agreement that is materially consistent with those discussions would not have a material adverse effect on the Company's financial condition.

         On or about June 16, 2000, Norman E. Taylor, Connie S. Taylor, Lynne Thompson Jones-Brittle, Colin R. Callaghan and Miriam J. Callaghan (collectively, the "Plaintiffs") filed a putative class action suit (the "Taylor Suit") in the Superior Court of Los Angeles, California (Case No. BC 231917) against the Company, Commonwealth Land Title Insurance Company, Commonwealth Land Title Company, Lawyers Title Insurance Corporation and Lawyers Title Company (collectively, the "Defendants"). The Plaintiffs purport to represent a class defined in the First Amended Complaint dated November 20, 2000 (the "Amended Complaint") as "[a]ll persons or entities who, from 1980 to the present, incident to purchase, sale or refinancing of real property located in California, deposited funds in escrow accounts controlled by the Defendants and were not paid interest on their funds and/or were charged fees for services not rendered by Defendants or excessive fees for the services Defendants performed."

         The Plaintiffs allege in the Amended Complaint that the Defendants unlawfully (a) received interest, other credits or payments that served as the functional equivalent of interest, on customer escrow funds; (b) charged and retained fees for preparing and recording reconveyances that they did not prepare or record, and charged and retained excessive fees for other escrow-related services; and (c) swept or converted funds in escrow accounts based upon contrived charges prior to the time the funds escheated or should have escheated to the State of California pursuant to the Unclaimed Property Law. The Plaintiffs assert claims for relief against the Defendants based on (i) violation of California's Unfair Business Practices Act, California Business and Professions Code ss.ss. 17200, et. seq.; (ii) violation of California's Deceptive, False and Misleading Advertising Act, California Business and Professions Code ss.ss. 17500, et. seq.; (iii) violation of California's Consumer Legal Remedies Act, California Civil Code ss.ss. 1750, et. seq.; (iv) breach of fiduciary duty; (v) breach of agents' duties to their principals; (vi) breach of undertaking of special duty; (vii) conversion; (viii) unjust enrichment; (ix) conspiracy; and (x) negligence. The Plaintiffs seek injunctive relief, restitution of improperly collected charges and interest and the imposition of an equitable constructive trust over such amounts, damages according to proof, punitive damages, costs and expenses, attorneys' fees, pre- and post-judgment interest and such other and further relief as the Court may deem necessary and proper.

         The Company intends to defend vigorously the Taylor Suit. The suit is still in its initial stages, and at this time no estimate of the amount or range of loss that could result from an unfavorable outcome can be made.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the persons who serve as executive officers of the registrant, their ages and positions as of March 16, 2001, and their business experience during the prior five years. There are no family relationships between any of such persons and any director, executive officer, or person nominated to become a director or executive officer.

         Name                           Age                              Office and Experience
         ----                           ---                              ---------------------
Charles H. Foster, Jr.                  58       Chairman and Chief  Executive  Officer of the Company since October
                                                 1991.  Mr.  Foster  also  serves as  Chairman  and Chief  Executive
                                                 Officer of  Lawyers  Title,  a  position  he has held for more than five  years.  In  addition,  since  June 1,  1999,  Mr.  Foster has served as Chairman and Chief Executive  Officer of Commonwealth and
                                                 Transnation.

Janet A. Alpert                         54       President  of the  Company  since  January  1993.  Ms.  Alpert also serves as President of Lawyers  Title,  a position she has held for more than  five  years.  In  addition,  since  March 1,  1998,  Ms.
                                                 Alpert has served as President  of  Commonwealth  and  Transnation.
                                                 Ms.  Alpert also served as Chief  Operating  Officer of the Company and Lawyers Title from January 1993 to February 27, 1998.

Theodore L. Chandler, Jr.               48       Senior  Executive  Vice  President of the Company since January 31,
                                                 2000. Mr.  Chandler also serves as Senior  Executive Vice President of Lawyers Title,  Commonwealth and  Transnation,  positions he has held since  February  23,  2000.  Mr.  Chandler was a member of the law firm of Williams,  Mullen,  Clark & Dobbins  until  January 31,
                                                 2000, a position he held for more than five years.

G. William Evans                        46       Executive  Vice  President  and  Chief  Financial  Officer  of  the
                                                 Company  since  September  15,  1999.  Mr.  Evans  also  serves  as
                                                 Executive  Vice  President and Chief  Financial  Officer of Lawyers
                                                 Title,  Commonwealth and  Transnation,  positions he has held since
                                                 September 15, 1999.  Mr. Evans served as Executive  Vice  President
                                                 -  Information  Technology of the Company from February 27, 1998 to
                                                 September  15, 1999.  He served as Vice  President and Treasurer of the Company from October 1991 to February  1998.  He also served as
                                                 Senior Vice  President,  Chief  Financial  Officer and Treasurer of
                                                 Lawyers Title from October 1991 to February 1998.






         Name                           Age                              Office and Experience
         ----                           ---                              ---------------------

John M. Carter                          45       Executive  Vice  President  - Law  and  Employee  Relations  of the
                                                 Company  since  February  27,  1998.  Mr.  Carter  also  serves  as
                                                 Executive   Vice   President  -  Law  and  Employee   Relations  of
                                                 Commonwealth,  Lawyers Title and Transnation, positions he has held since  March 1,  1998.  He served  as  Assistant  Secretary  of the
                                                 Company  from  February  1995 to February  1998.  He also served as
                                                 Senior  Vice  President  - Law and  Employee  Relations  of Lawyers
                                                 Title from April 1997 to February  1998.  Mr. Carter served as Vice
                                                 President,  General  Corporate  Counsel  and  Secretary  of Lawyers
                                                 Title from 1994 to April 1997.

Jeffrey D. Vaughan                      42       Executive  Vice  President  - Real  Estate  Services  Group  of the
                                                 Company  since  September  1,  1998.  Mr.  Vaughan  also  serves as
                                                 Executive  Vice  President  of  Lawyers  Title,   Commonwealth  and
                                                 Transnation,  positions  he has held  since  April  15,  1999.  Mr.
                                                 Vaughan  served as Executive  Vice President - Director of National
                                                 Commercial  Services of the Company from April 1, 1998 to September
                                                 1, 1998,  and served as Executive  Vice  President - Commercial and
                                                 National  Residential  Operations  of  Lawyers  Title from April 1,
                                                 1997 to April  1,  1998.  From  1991 to 1997,  he was  Senior  Vice
                                                 President  -  National  Division  Manager  of  Lawyers  Title.  Mr.
                                                 Vaughan  also  served as  President  of  LandAmerica  OneStop  from
                                                 September 1, 1998 to October 31, 2000.

Jeffrey C. Selby                        55       Executive  Vice   President  -  Director  of  National   Commercial
                                                 Services  and  Manager of  National  Agents and  Affiliates  of the
                                                 Company  since  February  17,  1999.  Mr.  Selby has also served as
                                                 Executive  Vice President of Lawyers Title since February 17, 1999, and as Executive Vice  President of  Commonwealth  and  Transnation
                                                 since March 25, 1999.  Mr. Selby served as Senior Vice  President -
                                                 Manager of  National  Agents and  Affiliates  of the  Company  from
                                                 March 1, 1998 to February 17,  1999.  He also served as Senior Vice
                                                 President  - National  Accounts  Manager of  Commonwealth  from May
                                                 1996 to March 1,  1998 and as  Senior  Vice  President  -  Regional
                                                 Manager of Commonwealth from 1993 to May 1996.

Russell W. Jordan, III                  60       Senior  Vice  President,  General  Counsel  and  Secretary  of  the
                                                 Company since  February 27, 1998.  Mr. Jordan also serves as Senior
                                                 Vice President and General  Counsel of Lawyers Title, a position he has held for more than five  years.  In  addition,  since  March 1,
                                                 1998,  Mr.  Jordan has served as Senior Vice  President and General
                                                 Counsel of  Commonwealth  and  Transnation.  Mr.  Jordan  served as
                                                 Secretary  and General  Counsel of the Company from October 1991 to
                                                 February 1998.




         Name                           Age                              Office and Experience
         ----                           ---                              ---------------------

John R. Blanchard                       52       Senior Vice  President - Corporate  Controller of the Company since
                                                 February  27,  1998.  Mr.  Blanchard  also  serves as  Senior  Vice
                                                 President and Corporate  Controller of Commonwealth,  Lawyers Title
                                                 and  Transnation,  positions  he has held since  March 1, 1998.  He served as  Controller of the Company from February 1992 to February
                                                 1998.  He also served as Senior Vice  President  and  Controller of
                                                 Lawyers Title from October 1991 to February 1998.

Christopher L. Rosati                   41       Senior Vice President - Operations  Controller of the Company since
                                                 February  27,  1998.   Mr.   Rosati  also  serves  as  Senior  Vice
                                                 President and Operations Controller of Commonwealth,  Lawyers Title
                                                 and  Transnation,  positions  he has held since  March 1, 1998.  He served  as  Vice  President  and  Controller  of  Commonwealth  and
                                                 Transnation  from March 1996 to  February  1998.  Mr.  Rosati  also served as Vice President and Assistant  Controller of  Commonwealth
                                                 and Transnation from 1992 to March 1996.

H. Randolph Farmer                      62       Senior Vice  President -  Corporate  Communications  of the Company
                                                 since  February  27,  1998.  Mr.  Farmer also serves as Senior Vice
                                                 President  -  Corporate  Communications  of  Commonwealth,  Lawyers
                                                 Title and  Transnation,  positions he has held since March 1, 1998.
                                                 He  served  as  Senior   Vice   President  -   Communications   and
                                                 Advertising  of Lawyers  Title from April 1, 1991 to  February  27,
                                                 1998.

                                     PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             SHAREHOLDER MATTERS

Market Price and Dividends

         The Common Stock of the Company trades on the New York Stock Exchange ("NYSE") under the symbol "LFG."

         The following table sets forth the reported high and low sales prices per share of the Common Stock on the NYSE Composite Tape, based on published financial sources, and the dividends per share declared on the Common Stock for the calendar quarter indicated.

                                              Price Range              Dividends
                                              -----------              ---------

                                         High             Low
                                         ----             ---
Year Ended December 31, 1999
   First quarter                        $58.94          $28.50           $0.05
   Second quarter                        33.56           27.13            0.05
   Third quarter                         30.50           19.13            0.05
   Fourth quarter                        21.75           15.56            0.05

Year Ended December 31, 2000
   First quarter                        $22.00          $16.31           $0.05
   Second quarter                        23.19           16.06            0.05
   Third quarter                         29.63           20.50            0.05
   Fourth quarter                        42.94           26.75            0.05



         As of March 16, 2001, there were approximately 1,463 shareholders of record of the Company's Common Stock.

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

         Because the Company is a holding company, its ability to pay dividends will depend largely on the earnings of, and cash flow available from, its subsidiaries. In a number of states, certain of the Company's insurance subsidiaries are subject to regulations that require minimum amounts of statutory surplus. Under these and other such statutory regulations, approximately $22.9 million of the net assets of the Company's consolidated subsidiaries are available for dividends, loans or advances to the Company during 2001.

         In addition to the minimum statutory surplus requirements described above, these insurance subsidiaries are also subject to state regulations that require that the payment of any extraordinary dividends receive prior approval of the insurance regulators of such states. The following table summarizes the insurance regulations that restrict the amount of dividends that Commonwealth,

Lawyers Title and Transnation can distribute to the Company in any 12-month period without prior regulatory approval:

                    Regulatory                                                             Financial
 Subsidiary           Agency                     Regulatory Limitation                    Limitation(1)
 ----------           ------                     ---------------------                    -------------
Commonwealth       Pennsylvania     Payment of  dividends or  distributions  may          $10.0 million
                   Department of    not exceed the greater of:
                    Insurance
                                       o  10% of such  insurer's  surplus  as of
                                          the preceding year end, or

                                       o  the net  income  of such  insurer  for
                                          such preceding year.

Lawyers Title        Virginia       Payment of  dividends  or  distributions  is          $6.5 million
                    Bureau of       limited to the lesser of:
                    Insurance
                                       o  10% of such  insurer's  surplus  as of
                                          the preceding December 31, or

                                       o  the net income, not including realized
                                          capital gains, of such insurer for the
                                          preceding calendar year.

Transnation          Arizona        Payment of  dividends  or  distributions  is          $6.4 million
                  Department of     limited to the lesser of:
                    Insurance
                                       o  10% of such  insurer's  surplus  as of
                                          the preceding December 31, or

                                       o  such insurer's net  investment  income
                                          for the preceding calendar year.

__________________

(1) Based on statutory financial results for the year ended December 31, 2000.

         In addition to regulatory restrictions, the Company's ability to declare dividends is subject to restrictions under a Revolving Credit Agreement, dated as of November 7, 1997, between the Company and Bank of America National Trust and Savings Association, as amended, which generally limits the aggregate amount of all cash dividends and stock repurchases by the Company to 25% of its cumulative consolidated net income arising after December 31, 1996. As of December 31, 2000, approximately $19.0 million was available for the payment of dividends by the Company under the Revolving Credit Agreement. Management does not believe that the restrictions contained in the Revolving Credit Agreement will, in the foreseeable future, adversely affect the Company's ability to pay cash dividends at the current dividend rate.

ITEM 6.      SELECTED FINANCIAL DATA

         The information set forth in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

For the year ended
   December 31:                         2000                1999              1998            1997             1996
                                        ----                ----              ----            ----             ----

                                              (In thousands of dollars, except per common share amounts)

   Revenues...............          $1,802,405           $2,048,013        $1,848,870       $639,099         $594,182

   Net (loss) income......             (80,766) (1)          54,317            93,028         26,157           36,519

   Net income per
   common share...........               (6.60)                3.21              6.13           2.93             4.11

   Net income per
   common share
   assuming dilution......               (6.60)                2.79              5.05           2.84             4.01

   Dividends per
   common share...........                0.20                 0.20              0.20           0.20             0.20

At December 31:


   Total assets...........           1,618,957            1,657,921         1,692,358        554,693          520,968

   Shareholders'
   equity.................             664,100              730,703           771,189        292,404          262,168

_____________________

(1) See Note 2 to the Consolidated Financial Statements for explanation of the Company's change in method of assessing the recoverability of goodwill.


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

     Overview

         The Company's primary business is the insurance of titles to real property, which is greatly influenced by the real estate economy. During the three year period from 1998 to 2000, the Company's title operations benefited from the execution of three distinct aspects of its business strategy. Operations were expanded through the acquisition of title insurance agents and underwriters, including the acquisition of Commonwealth and Transnation in 1998, expenses were tightly monitored and controlled, and claims experience improved due to quality control efforts and an improved claims environment. During 1998, the Company benefited in particular from the acquisition of Commonwealth and Transnation, the strong national real estate economy, and a high level of residential refinancing activity.

         During 2000, the Company decided to place increased emphasis on other products and services related to real estate transactions. As a result, in October 2000, the Company acquired Primis, Inc., a leading web-based provider of real estate services. The Primis acquisition provides the Company with a sophisticated technology platform on which to deliver title and real estate-related services through its LandAmerica OneStop operations.

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

         The Company's largest expense is commissions paid to independent agents. The Company regularly reviews the profitability of its agents, adjusting commission levels or cancelling certain agents where profitability objectives are not being met and expanding operations where acceptable levels of profitability are available. The Company continually monitors its expense ratio, which is the sum of salaries and employee benefits, agency commissions and other expenses (exclusive of interest, goodwill, exit and termination costs and write off of intangibles) expressed as a percentage of operating revenues.

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

     Seasonality

         Historically, residential real estate activity has been generally slower in the winter, when fewer families buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity is generally more uniform throughout the seasons but is highly subject to changes in interest rates. The Company typically reports its lowest revenues in the first quarter, with revenues increasing into the second quarter and through the third quarter. The fourth quarter customarily may be as strong as the third quarter, depending on the level of activity in the commercial real estate market.

         In 1998 and 1999, the typical seasonality of the title insurance business was influenced by changes in the levels of refinancing activity. For additional information, see "Item 1 - Business - Cyclicality and Seasonality."

     Contingencies

         For a discussion of pending legal proceedings, see "Item 3 - Legal Proceedings."

Results of Operations

                  Comparison of Years Ended December 31, 2000,
                     December 31, 1999 and December 31, 1998

     Net Income

         The Company reported a net loss of $80.8 million or $6.60 per share on a diluted basis for 2000 compared to net income of $54.3 million or $2.79 per share on a diluted basis in 1999 and net income of $93.0 million or $5.05 per share on a diluted basis in 1998. Exclusive of a one-time write off of intangibles (discussed below) and exit and termination costs, net income was $35.5 million or $1.94 per diluted share in 2000. Exclusive of exit and termination costs net income was $100.5 million or $5.46 per share in 1998.

     Operating Revenues

         Operating revenues reported for 2000 were $1.8 billion compared to $2.0 billion in 1999 and $1.8 billion in 1998. Due to the higher interest rate environment during most of the year, the Company experienced lower revenue levels in 2000 than in 1999. In 1999, the decrease in direct revenues was offset by an increase in agency revenues, principally the result of the timing effects of the industry's typical time lag in business reported through independent agents. In addition to the inclusion of Commonwealth and Transnation revenues in 1998, the volume in 1998 was a result of increased residential and commercial resale and refinancing transactions, the favorable interest rate environment and the general health of the national real estate markets. During 2000 order volume in direct company offices decreased to 680,000 from 833,600 in 1999 which was a decrease from 1,041,500 in 1998. These decreases were a result of the effect on the residential mortgage markets of interest rate increases in both 2000 and 1999.

     Investment Income

         The Company reported pre-tax investment income of $51.1 million, $48.0 million and $49.3 million in 2000, 1999 and 1998, respectively. Excluding capital gains and losses, investment income was $51.4 million, $49.6 million and $46.5 million in 2000, 1999 and 1998, respectively. The Company's investment portfolio consists of primarily fixed maturity securities whose income includes dividends and interest as well as realized gains and losses.

     Expenses

         Operating Expenses. The Company's expense ratio was 94.3% in 2000 compared to 92.2% in 1999 and 87.6% in 1998. The increase in the expense ratio in 2000 compared to 1999 is primarily due to the effect of significant revenue changes measured against costs that do not vary as rapidly. The increase in the expense ratio in 1999 compared to 1998 resulted from an increase in the amount of agency commissions as the mix of revenues shifted from direct operations to independent agents.

         Exit and Termination Costs. Exit and termination costs on a pre-tax basis of approximately $3.1 million and $11.5 million were incurred in 2000 and 1998, respectively, in connection with the Primis acquisition and the formation of a title plant management joint venture in 2000 and the Commonwealth and Transnation acquisition in 1998. No such costs were incurred in 1999.

         Write Off of Intangibles. In the fourth quarter of 2000, the Company elected to change its accounting policy for assessing the recoverability of goodwill from one based on undiscounted cash flows to one based on discounted cash flows. The Company believes that using the discounted cash flow approach to assess recoverability is a preferable policy as it is consistent with the methodology used by the Company to evaluate investment and acquisition decisions (see Note 2 to Consolidated Financial Statements). In connection with this change, the Company incurred a non-cash pre-tax charge of $172.5 million. No such costs were incurred in 1999 or 1998.

         Salaries and Employee Benefits. Personnel-related expenses are a significant portion of total operating expenses in the title insurance industry. These expenses require intensive management through changing real estate cycles. As a percentage of gross title revenues, salary and related expenses were 29.4%, 28.1% and 29.3% in 2000, 1999 and 1998, respectively. Staffing levels have steadily decreased to 7,800, exclusive of the Primis acquisition, by December 2000 as compared to 8,500 and 10,500 in December of 1999 and 1998, respectively.

         Agents' Commissions. Commissions paid to title insurance agents are the largest single expense incurred by the Company. The commission rate varies by geographic area in which the commission was earned. Commissions as a percentage of agency revenue were 78.3% in 2000, 77.8% in 1999 and 77.6% in 1998.

         General, Administrative and Other Expenses. The most significant components of other expenses are outside costs of title production, rent for office space, communications, travel and taxes levied by states on premiums.

         Provision for Policy and Contract Claims. The Company's claims experience has shown improvement in recent years. The loss ratio (the provision for policy and contract claims as a percentage of operating revenues) was 4.4%, 4.9% and 5.2% in 2000, 1999 and 1998, respectively. Claims paid as a percentage of operating revenues were 4.3%, 3.2% and 2.8% in 2000, 1999 and 1998, respectively.

     Income Taxes

         The Company pays U.S. federal and state income taxes based on laws in the jurisdictions in which it operates. The effective tax rates reflected in the income statement for 2000, 1999 and 1998 differ from the U.S. federal statutory rate principally due to non-taxable interest, dividend deductions, travel and entertainment and company-owned life insurance.

         At December 31, 2000 the Company had recorded gross deferred tax assets of $153.7 million related primarily to policy and contract claims, the write off of intangibles (see Note 2 to Consolidated Financial Statements) and employee benefit plans. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain.

         The Company recorded a valuation allowance of $1.7 million and $11.5 million at December 31, 2000 and 1999, respectively, related to deferred tax assets created by the unrealized losses associated with the company's investment portfolio. No valuation allowance was recorded at December 31, 1998.

         The Company reassesses the realization of deferred assets quarterly and, if necessary, adjusts its valuation allowance accordingly.

Liquidity and Capital Resources

         Cash provided by operating activities for the years ended December 31, 2000, 1999 and 1998 was $82.6 million, $97.6 million and $165.1 million, respectively. As of December 31, 2000, the Company held cash and invested cash of $123.4 million and fixed-maturity securities of $796.8 million.

         In 1999, the Board of Directors approved plans to repurchase 2.0 million of the Company's issued and outstanding common shares. By December 31, 1999, the Company had repurchased 1.7 million of such shares at a cost of $43.4 million. The additional authorized repurchases of 0.3 million shares were completed in the first quarter of 2000 at a cost of $4.9 million. Repurchases were funded from available corporate funds.

         During February and March 2001, 2.0 million shares of the Company's preferred stock were converted to common stock. This conversion will decrease the amount of preferred dividends paid by $7.1 million on an annual basis. The new common shares will require dividends of the same rate paid on all other outstanding common shares.

         In view of the historical ability of the Company to generate strong, positive cash flows, and the strong cash position and relatively conservative capitalization structure of the Company, management believes that the Company will have sufficient liquidity and adequate capital resources to meet both its short- and long-term capital needs. In addition, the Company has $42.0 million available under a credit facility which was unused at December 31, 2000.

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

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                              ---------------------
                             (dollars in thousands)

                                                                                     2006 and                Fair
                                2001       2002       2003       2004       2005       after      Total      Value
                                ----       ----       ----       ----       ----       -----      -----      -----
Assets:
   Taxable
     available-for-sale
     securities:
     Book value                $21,534    $36,217    $46,942    $31,799    $44,467    $299,738   $469,596  $466,548
     Average yield                6.4%       6.2%       6.1%       7.3%       7.1%        7.1%       6.9%

   Non-taxable
     available-for-sale
     securities:
     Book value                  1,320      5,899     15,653     20,796     29,616     199,525    272,809   276,843
     Average yield                4.4%       4.6%       5.0%       4.8%       4.5%        5.1%       5.0%

   Preferred stock:
     Book value                      -          -          -          -          -      58,099     58,099    53,451
     Average yield                   -          -          -          -          -        7.4%       7.4%

         The Company also has long-term debt of $195.5 million bearing interest at 6.69% at December 31, 2000. A 0.25% change in the interest rate would affect income before income taxes by approximately $0.5 million annually.

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

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except as to certain information regarding executive officers included in Part I, the definitive proxy statement for the 2001 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.


ITEM 11.     EXECUTIVE COMPENSATION

         The  definitive   proxy  statement  for  the  2001  Annual  Meeting  of
Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

         The  definitive   proxy  statement  for  the  2001  Annual  meeting  of
Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The  definitive   proxy  statement  for  the  2001  Annual  Meeting  of
Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.

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


                                        LANDAMERICA FINANCIAL GROUP, INC.



                                        By: /s/ Charles H. Foster, Jr.
                                            ------------------------------------
                                            Charles H. Foster, Jr.
March 28, 2001                              Chairman and Chief Executive Officer


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

                 Signature                                          Title                              Date
                 ---------                                          -----                              ----

         /s/ Charles H. Foster, Jr.                       Chairman and Chief Executive             March 28, 2001
--------------------------------------------                  Officer and Director
             Charles H. Foster, Jr.                      (Principal Executive Officer)



             /s/ Janet A. Alpert                             President and Director                March 28, 2001
--------------------------------------------
               Janet A. Alpert



        /s/ Theodore L. Chandler, Jr.                 Senior Executive Vice President and          March 28, 2001
--------------------------------------------                        Director
            Theodore L. Chandler, Jr.



           /s/ G. William Evans                          Executive Vice President and              March 28, 2001
--------------------------------------------                Chief Financial Officer
              G. William Evans                           (Principal Financial Officer)



           /s/ John R. Blanchard                       Senior Vice President - Corporate           March 28, 2001
--------------------------------------------                       Controller
              John R. Blanchard                          (Principal Accounting Officer)



            /s/ Michael Dinkins                                     Director                       March 28, 2001
--------------------------------------------
              Michael Dinkins




                 Signature                                          Title                              Date
                 ---------                                          -----                              ----


               /s/ James Ermer                                      Director                       March 28, 2001
--------------------------------------------
                 James Ermer



            /s/ John P. McCann                                      Director                       March 28, 2001
--------------------------------------------
              John P. McCann



         /s/ Robert F. Norfleet, Jr.                                Director                       March 28, 2001
--------------------------------------------
          Robert F. Norfleet, Jr.



           /s/ Julious P. Smith, Jr.                                Director                       March 28, 2001
--------------------------------------------
            Julious P. Smith, Jr.



            /s/ Eugene P. Trani                                     Director                       March 28, 2001
--------------------------------------------
              Eugene P. Trani



           /s/ Marshall B. Wishnack                                 Director                       March 28, 2001
--------------------------------------------
             Marshall B. Wishnack


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

                          YEAR ENDED DECEMBER 31, 2000

                        LANDAMERICA FINANCIAL GROUP, INC.

                               RICHMOND, VIRGINIA

FORM 10-K ITEM 14 (a)(1), (2) AND (3)

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of LandAmerica Financial Group, Inc. and subsidiaries are included in Item 8:

                                                                          Page
                                                                          ----

Report of Independent Auditors.............................................F-1
Consolidated Balance Sheets, December 31, 2000 and 1999....................F-2
Consolidated Statements of Operations,
  Years Ended December 31, 2000, 1999 and 1998.............................F-4
Consolidated Statements of Cash Flows,
  Years Ended December 31, 2000, 1999 and 1998.............................F-5
Consolidated Statements of Changes in Shareholders'
  Equity, Years Ended December 31, 2000, 1999
  and 1998.................................................................F-6
Notes to Consolidated Financial Statements,
  December 31, 2000, 1999 and 1998.........................................F-7


The  following   consolidated   financial  statement  schedules  of  LandAmerica
Financial Group, Inc. and subsidiaries are included in Item 14(d):

  Schedule I          Summary of Investments..............................F-35
  Schedule II         Condensed Financial Information of
                        Registrant .......................................F-36



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

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------

The Board of Directors and Shareholders
LandAmerica Financial Group, Inc.


We have audited the accompanying consolidated balance sheets of LandAmerica Financial Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LandAmerica Financial Group, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2000 the Company changed its method for assessing the recoverability of goodwill.


                                             /s/ ERNST & YOUNG LLP

Richmond, Virginia
March 9, 2001

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

CONSOLIDATED BALANCE SHEETS, DECEMBER 31
----------------------------------------

(In thousands of dollars)

ASSETS                                                                       2000                1999
------                                                                       ----                ----
INVESTMENTS (Note 3):
    Fixed maturities available-for-sale - at fair value
        (amortized cost:  2000 - $800,504; 1999 -
        $764,748)                                                       $     796,842       $     735,084
    Equity securities - at fair value (cost:  2000 - $4,285;
        1999 - $3,278)                                                          3,235               1,807
    Mortgage loans (less allowance for doubtful accounts:
        2000 - $139; 1999 - $138)                                               9,652               7,124
    Invested cash                                                              80,976             109,045
                                                                        -------------       -------------

           Total Investments                                                  890,705             853,060

CASH                                                                           42,375              54,939

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts:  2000 -
        $2,230; 1999 - $2,026)                                                 11,011              12,701
    Premiums (less allowance for doubtful accounts:
        2000 - $9,945; 1999 - $9,525)                                          36,857              35,542
    Income tax recoverable                                                      4,479               4,256
                                                                        -------------       -------------

           Total Notes and Accounts Receivable                                 52,347              52,499

PROPERTY AND EQUIPMENT - at cost (less
    accumulated depreciation and amortization:  2000 -
    $92,715; 1999 - $81,907)                                                   61,599              72,661

TITLE PLANTS                                                                   91,609              93,608

GOODWILL (less accumulated amortization:  2000 -
    $32,072; 1999 - $33,208)                                                  217,425             347,158

DEFERRED INCOME TAXES (Note 8)                                                139,006              80,980

OTHER ASSETS                                                                  123,891             103,016
                                                                        -------------       -------------

           Total Assets                                                 $   1,618,957       $   1,657,921
                                                                        =============       =============

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

CONSOLIDATED BALANCE SHEETS, DECEMBER 31
---------------------------------------

(In thousands of dollars)

LIABILITIES                                                                   2000                1999
-----------                                                                   ----                ----
POLICY AND CONTRACT CLAIMS (Note 4)                                     $      556,798       $      554,450

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                          178,681              150,408

NOTES PAYABLE (Note 12)                                                        202,379              207,653

OTHER                                                                           16,999               14,707
                                                                        --------------       --------------

        Total Liabilities                                                      954,857              927,218
                                                                        --------------       --------------



COMMITMENTS AND CONTINGENCIES
    (Notes 11 and 13)



SHAREHOLDERS' EQUITY (Notes 6 and 7)
--------------------

Preferred stock, no par value,  authorized 5,000,000 shares, no shares of Series A Junior Participating Preferred
    Stock issued or outstanding; 2,200,000 shares of 7%
    Series B Cumulative Convertible Preferred Stock issued
    and outstanding in 2000 and 1999                                           175,700              175,700

Common stock, no par value, 45,000,000 shares authorized,
    shares issued and outstanding:  2000 - 13,518,319; 1999
    - 13,680,421                                                               340,269              342,138

Accumulated other comprehensive loss                                            (4,712)             (31,135)

Retained earnings                                                              152,843              244,000
                                                                        --------------       --------------

        Total Shareholders' Equity                                             664,100              730,703
                                                                        --------------       --------------

           Total Liabilities and Shareholders' Equity                   $    1,618,957       $    1,657,921
                                                                        ==============       ==============



                 See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31
-----------------------

(In thousands of dollars except per common share amounts)

                                                                                2000             1999            1998
                                                                                ----             ----            ----
REVENUES
    Title and other operating revenues:
        Direct operations                                                  $     764,133    $     853,989   $     880,689
        Agency operations                                                        987,137        1,146,025         918,845
                                                                           -------------    -------------   -------------
                                                                               1,751,270        2,000,014       1,799,534
        Investment income (Note 3)                                                51,406           49,578          46,519
        (Loss) gain on sales of investments                                         (271)          (1,579)          2,817
                                                                           -------------    -------------   -------------
                                                                               1,802,405        2,048,013       1,848,870
EXPENSES (Notes 2, 4, 10, 11 and 12)
    Salaries and employee benefits                                               515,329          561,744         527,827
    Agents' commissions                                                          772,939          891,928         712,933
    Provision for policy and contract claims                                      76,889           97,014          93,563
    Exit and termination costs                                                     3,079                -          11,517
    Write off of intangibles                                                     177,774                -               -
    Interest expense                                                              13,614           12,068          10,659
    General, administrative and other                                            370,918          400,389         346,069
                                                                           -------------    -------------   -------------
                                                                               1,930,542        1,963,143       1,702,568
                                                                           -------------    -------------   -------------
(LOSS) INCOME BEFORE INCOME TAXES                                               (128,137)          84,870         146,302

INCOME TAX EXPENSE (BENEFIT) (Note 8)
    Current                                                                        8,871           24,317          54,715
    Deferred                                                                     (56,242)           6,236          (1,441)
                                                                           -------------    -------------   -------------
                                                                                 (47,371)          30,553          53,274
                                                                           -------------    -------------   -------------
NET (LOSS) INCOME                                                                (80,766)          54,317          93,028

DIVIDENDS - PREFERRED STOCK                                                       (7,700)          (7,700)         (6,502)
                                                                           -------------    -------------   -------------

NET (LOSS) INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                                           $     (88,466)   $      46,617   $      86,526
                                                                           =============    =============   =============

NET (LOSS) INCOME PER COMMON SHARE                                                $(6.60)           $3.21           $6.13

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                                                   13,397           14,532          14,120

NET (LOSS) INCOME PER COMMON SHARE ASSUMING
    DILUTION                                                                      $(6.60)           $2.79           $5.05

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING ASSUMING DILUTION                                                 13,397           19,503          18,421


                 See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31
-----------------------

(In thousands of dollars)

                                                                               2000              1999              1998
                                                                               ----              ----              ----
      Cash flows from operating activities:
         Net (loss) income                                                 $  (80,766)       $   54,317       $   93,028
           Depreciation and amortization                                       35,818            35,463           25,757
           Amortization of bond premium                                         1,992             1,773              960
           Write off of intangibles (Note 2)                                  177,774                 -                -
           Realized investment losses (gains)                                     271             1,579           (2,817)
           Deferred income tax                                                (56,242)            6,236           (1,441)
           Change in assets and liabilities, net of businesses
             acquired:
             Notes receivable                                                   1,690            (5,361)          (1,429)
             Premiums receivable                                               (1,181)           25,661             (222)
             Income taxes receivable/payable                                     (223)           (5,097)             553
             Policy and contract claims                                         2,348            32,556           43,305
             Accounts payable and accrued expenses                             13,816           (31,044)           5,395
             Cash surrender value of life insurance                            (4,096)           (7,158)          (1,889)
             Other                                                             (8,581)          (11,326)           3,905
                                                                           ----------        ----------       ----------
              Net cash provided by operating activities                        82,620            97,599          165,105
                                                                           ----------        ----------       ----------
      Cash flows from investing activities:
         Purchase of property and equipment, net                              (14,117)          (62,711)         (47,796)
         Proceeds from sale-leaseback of furniture and equipment
           (Note 10)                                                            5,996            24,932                -
         Purchase of business, net of cash acquired (Note 14)                 (48,230)          (11,570)        (126,346)
         Cost of investments acquired:
          Fixed maturities - available-for-sale                              (263,837)         (553,945)        (250,189)
           Equity securities                                                   (1,008)                -           (1,506)
           Mortgage loans                                                      (2,528)                -           (1,026)
         Proceeds from investment sales or maturities:
           Fixed maturities - available-for-sale                              225,686           542,453          144,407
          Equity securities                                                         -               150                -
           Mortgage loans                                                           -             4,489                -
                                                                           ----------        ----------       ----------
               Net cash used in investing activities                          (98,038)          (56,202)        (282,456)
                                                                           ----------        -----------      ----------
      Cash flows from financing activities:
         Proceeds from the exercise of options                                  3,037             2,712           81,833
         Cost of common shares repurchased                                     (4,906)          (43,402)               -
         Repayment of cash surrender value loan                                     -                 -           (1,517)
         Dividends paid                                                       (10,391)          (10,611)          (9,536)
         Proceeds from issuance of notes payable                                    -                 -          207,500
         Payments on notes payable                                            (12,955)             (139)         (56,951)
                                                                           ----------        ----------       ----------
               Net cash (used in) provided by financing activities            (25,215)          (51,440)         221,329
                                                                           ----------        ----------       ----------
               Net (decrease) increase in cash and invested cash              (40,633)          (10,043)         103,978
      Cash and invested cash at beginning of year                             163,984           174,027           70,049
                                                                           ----------        ----------       ----------
      Cash and invested cash at end of year                                $  123,351        $  163,984       $  174,027
                                                                           ==========        ==========       ==========

                 See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)

                                                                                              Accumulated
                                                                                                 Other                    Total
                                                     Preferred Stock         Common Stock     Comprehensive  Retained  Shareholders'
                                                    Shares     Amounts     Shares    Amounts     Income      Earnings     Equity
                                                    ------     -------     ------    -------     ------      --------     ------
Balance - December 31, 1997                                -   $     -   8,964,633  $ 168,066   $  7,536    $ 116,802   $ 292,404

Comprehensive income
   Net income                                              -         -           -          -          -       93,028      93,028
   Other comprehensive income, net of tax $2,601
     Net unrealized gains on securities (Note 6)           -         -           -          -      4,831            -       4,831
                                                                                                                        ---------

Comprehensive income                                                                                                       97,859
                                                                                                                        ---------
   Common and preferred stock issued               2,200,000   175,700   6,093,546    208,797          -            -     384,497
   Stock options and incentive plans                       -         -     236,393      5,965          -            -       5,965
   Preferred dividends (7%)                                -         -           -          -          -       (6,502)     (6,502)
   Common dividends ($0.20/share)                          -         -           -          -          -       (3,034)     (3,034)
                                                   ---------  --------  ----------  ---------   --------    ---------   ---------

Balance - December 31, 1998                        2,200,000   175,700  15,294,572    382,828     12,367      200,294     771,189

Comprehensive income
   Net income                                              -         -           -          -          -       54,317      54,317
   Other comprehensive income, net of tax $6,659
     Net unrealized losses on securities (Note 6)          -         -           -          -    (43,502)           -     (43,502)
                                                                                                                        ---------

Comprehensive income                                                                                                       10,815
                                                                                                                        ---------
   Common stock retired                                    -         -  (1,712,700)   (43,402)         -            -     (43,402)
   Stock options and incentive plans                       -         -      98,549      2,712          -            -       2,712
   Preferred dividends (7%)                                -         -           -          -          -       (7,700)     (7,700)
   Common dividends ($0.20/share)                          -         -           -          -          -       (2,911)     (2,911)
                                                   ---------  --------  ----------  ---------   --------    ---------   ---------

Balance - December 31, 1999                        2,200,000   175,700  13,680,421    342,138    (31,135)     244,000     730,703

Comprehensive income
   Net (loss) income                                       -         -           -          -          -      (80,766)    (80,766)
   Other comprehensive income
     Net unrealized gains on securities (Note 6)           -         -           -          -     26,423            -      26,423
                                                                                                                        ---------

Comprehensive income                                                                                                      (54,343)
                                                                                                                        ---------
   Common stock retired                                    -         -    (287,300)    (4,906)         -            -      (4,906)
   Stock options and incentive plans                       -         -     125,198      3,037          -            -       3,037
   Preferred dividends (7%)                                -         -           -          -          -       (7,700)     (7,700)
   Common dividends ($0.20/share)                          -         -           -          -          -       (2,691)     (2,691)
                                                   ---------  --------  ----------  ---------   --------    ---------   ---------

Balance - December 31, 2000                        2,200,000  $175,700  13,518,319  $ 340,269   $ (4,712)   $ 152,843   $ 664,100
                                                   =========  ========  ==========  =========   ========    =========   =========

                 See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------

         The accompanying consolidated financial statements of LandAmerica Financial Group, Inc. (the "Company") and its wholly owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States which differ from statutory accounting practices prescribed or permitted by regulatory authorities for the insurance company subsidiaries.

         Organization
         ------------

         The Company is engaged principally in the title insurance business. Title insurance policies are insured statements of the condition of title to real property, showing ownership as indicated by public records, as well as outstanding liens, encumbrances and other matters of record and certain other matters not of public record. The Company's business results from commercial real estate activity, resales and refinancings of residential real estate and construction and sale of new housing. The Company conducts its business on a national basis through a network of branch and agency offices with approximately 41% of consolidated title revenues generated in the states of Texas, Florida, California and Pennsylvania. The Company manages its business and reports its financial information as one segment.

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

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

         Goodwill
         --------

         The excess of cost over fair value of net assets of businesses acquired (goodwill) is amortized on a straight line basis over its estimated useful life, principally over a forty year period. As more fully described in Note 2, during the fourth quarter of 2000 the Company changed its method for assessing the recoverability of goodwill not associated with impaired assets from an undiscounted cash flow approach to a discounted cash flow approach.

         Long-Lived Assets
         -----------------

         The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present, the Company estimates the future cash flows expected to be generated from the use of those assets and their eventual disposal. The Company would recognize an impairment loss if the future cash flows were less than the carrying amount.

         Depreciation
         ------------

         Property and equipment is depreciated principally on the straight-line method over the useful lives of the various assets, which range from three to 40 years.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

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

         Policy and Contract Claims
         --------------------------

         Liabilities for estimated losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2000. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. Title insurance reserve estimates are subject to a significant degree of inherent variability due to the effects of external factors such as general economic conditions. Although management believes that the reserve for policy and contract claims is reasonable, it is possible that the Company's actual incurred policy and contract claims will not conform to the assumptions inherent in the determination of these reserves. Accordingly, the ultimate settlement of policy and contract claims may vary significantly from the estimates included in the Company's financial statements. Management believes that the reserves for losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

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

         Escrow and Trust Deposits
         -------------------------

         As a service to its customers, the Company administers escrow and trust deposits which amounted to approximately $1,169,499 and $1,462,420 at December 31, 2000 and 1999, respectively, representing undisbursed amounts received for settlements of mortgage loans and indemnities against specific title risks. These funds are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Deferred Land Exchanges
         -----------------------

         Through several non-insurance subsidiaries the Company facilitates tax-free property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. Acting as a qualified intermediary, the Company holds the proceeds from sales transactions until a qualifying acquisition occurs, thereby assisting its customers in deferring the recognition of taxable income. At December 31, 2000 and 1999, the Company was holding $496,259 and $383,804, respectively, of such proceeds which are not considered assets of the Company and are, therefore, excluded from the accompanying consolidated balance sheets.

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


2.       CHANGE IN ACCOUNTING FOR GOODWILL

         During the fourth quarter of 2000, the Company elected to change its method for assessing the recoverability of goodwill (not associated with impaired assets) from one based on undiscounted cash flows to one based on discounted cash flows. The Company believes that using the discounted cash flow approach to assess the recoverability of goodwill is a preferable policy because it is consistent with the methodology used by the Company to evaluate investment decisions and provides a more current and realistic valuation than the undiscounted approach. The discount rate used in determining discounted cash flows was a rate corresponding to the Company's cost of capital.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)


2.       CHANGE IN ACCOUNTING FOR GOODWILL (Continued)

         The Company's new accounting policy for assessing the recoverability of goodwill is as follows:

         The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. Estimated cash flows are determined by disaggregating the Company's business to an operational and organizational level for which meaningful identifiable cash flows can be determined. When estimated future discounted cash flows are less than the carrying amount of the net assets (tangible and identifiable intangible) and related goodwill, impairment losses of goodwill are charged to operations. Impairment losses, limited to the carrying amount of goodwill, represent the sum of the carrying amount of the net assets (tangible and identifiable intangible) and goodwill in excess of the discounted cash flows of the business being evaluated. In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends, prospects and market and economic conditions. Prior to the fourth quarter of 2000, the assessment of recoverability and measurement of impairment of goodwill was based on undiscounted cash flows.

         This change represents a change in accounting principle, which is indistinguishable from a change in estimate. As a result of the change to a discounted cash flow methodology, the Company recorded a non-cash write-down of goodwill of $172,451 net of deferred taxes of $62,082 or $8.24 per common share after taxes in the fourth quarter of 2000.

3.       INVESTMENTS

         The amortized cost and estimated fair value of investments in fixed maturities at December 31, 2000, and 1999 were as follows:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)


3.       INVESTMENTS (Continued)


                                                                         2000
                                         ----------------------------------------------------------------------
                                                                Gross              Gross           Estimated
                                           Amortized         Unrealized          Unrealized           Fair
                                             Cost               Gains              Losses            Value
                                             ----               -----              ------            -----
         U.S. Treasury securities
            and obligations of U.S.
            Government corporations
            and agencies                   $  68,730          $   2,563          $     352        $   70,941

         Obligations of states and
            political subdivisions           272,946              5,257              1,518           276,685

         Fixed maturities issued by
            foreign governments                1,878                 28                  5             1,901

         Public utilities                     93,100                722              4,690            89,132

         Corporate securities                216,699              2,962              3,947           215,714

         Mortgage backed securities           89,053              1,322              1,357            89,018

         Preferred stock                      58,098                585              5,232            53,451
                                           ---------          ---------          ---------        ----------

         Fixed maturities
            available-for-sale             $ 800,504          $  13,439          $  17,101        $  796,842
                                           =========          =========          =========        ==========

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)


3.       INVESTMENTS (Continued)

                                                                          1999
                                         ----------------------------------------------------------------------
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
                                           =========          =========          ==========       ==========


         The  amortized  cost  and  estimated   fair  value  of   fixed-maturity
         securities at December 31, 2000 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)


3.       INVESTMENTS (Continued)

                                                                                                   Estimated
                                                                            Amortized                 Fair
                                                                               Cost                   Value
                                                                               ----                   -----
         Due in one year or less                                          $      22,855          $      22,914

         Due after one year through five years                                  231,390                232,722

         Due after five years through ten years                                 188,219                190,305

         Due after ten years                                                    268,988                261,883

         Mortgage backed securities                                              89,052                 89,018
                                                                          -------------          -------------

                                                                          $     800,504          $     796,842
                                                                          =============          =============

         Earnings on investments and net realized (losses) gains for the three years ended December 31, follow:

                                                                   2000               1999              1998
                                                                   ----               ----              ----

         Fixed maturities                                        $  48,618         $  45,507         $  41,519
         Equity securities                                              12                25                21
         Invested cash and other short-term
             investments                                             4,006             5,334             6,252
         Mortgage loans                                                 79               356               477
         Net realized (losses) gains                                  (271)           (1,579)            2,817
                                                                 ---------         ---------         ---------

         Total investment income                                    52,444            49,643            51,086

         Investment expenses                                        (1,309)           (1,644)           (1,750)
                                                                 ---------         ---------         ---------

               Net investment income                             $  51,135         $  47,999         $  49,336
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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)


3.       INVESTMENTS (Continued)

                                                                     Change in
                                                    Realized         Unrealized
                                                   ----------        ----------

                 2000
                     Fixed maturities              $     (271)       $   26,002
                     Equity securities                      -               421
                                                   ----------        ----------
                                                   $     (271)       $   26,423
                                                   ==========        ==========

                 1999
                     Fixed maturities              $   (1,497)       $  (47,912)
                     Equity securities                    (82)           (2,249)
                                                   ----------        ----------
                                                   $   (1,579)       $  (50,161)
                                                   ==========        ==========

                 1998
                     Fixed maturities              $    2,817        $    7,431
                     Equity securities                      -                 1
                                                   ----------        ----------
                                                   $    2,817        $    7,432
                                                   ==========        ==========


         Gross unrealized gains and (losses) relating to investments in equity securities were $1,096 and $(2,146) at December 31, 2000.

         Proceeds from sales of investments in fixed maturities, net of calls or maturities during 2000, 1999 and 1998 were $195,385, $522,212 and
         $76,054, respectively. Gross gains of $1,908, $2,646 and $2,865 in 2000, 1999 and 1998, respectively, and gross losses of $2,039, $4,321 and $48 in 2000, 1999 and 1998, respectively, were realized on those sales.

         Proceeds from sales of investments in equity securities during 2000, 1999 and 1998 were $0, $285 and $0, respectively. There were no gross gains in 2000, 1999 or 1998 and gross losses of $0, $82 and $0 in 2000, 1999 and 1998, respectively, were realized on those sales.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)


4.       POLICY AND CONTRACT CLAIMS

         Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

                                                                     2000              1999              1998
                                                                     ----              ----              ----

         Balance at January 1                                    $    554,450      $    521,894     $    202,477

         Acquired reserves from acquisition
             of subsidiaries                                                -                 -          276,112

         Incurred related to:
             Current year                                              73,313           105,163          114,833
             Prior years                                                3,576            (8,149)         (21,270)
                                                                 ------------      ------------     ------------

         Total incurred                                                76,889            97,014           93,563
                                                                 ------------      ------------     ------------

         Paid related to:
             Current year                                               8,980             8,959            4,155
             Prior years                                               65,561            55,499           46,103
                                                                 ------------      ------------     ------------

         Total Paid                                                    74,541            64,458           50,258
                                                                 ------------      ------------     ------------

         Balance at December 31                                  $    556,798      $    554,450     $    521,894
                                                                 ============      ============     ============

         The favorable development on prior year loss reserves during 1999 and 1998 was attributable to lower than expected payment levels on recent issue years which included a high proportion of refinance business.


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

         The Company has not paid or recovered any reinsured losses during the three years ended December 31, 2000. The total amount of premiums for assumed and ceded risks was less than 1.2% of title premiums in each of the last three years.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)


6.       SHAREHOLDERS' EQUITY

         Rights Agreement
         ----------------

         The Company has issued one preferred share purchase right (a "Right") for each outstanding share of Common Stock. Each Right entitles the holder to purchase, upon certain triggering events, shares of the Company's Series A Junior Participating Preferred Stock ("Junior Preferred Stock") or Common Stock or other securities, as set forth in the Rights Agreement, as amended, between the Company and State Street Bank and Trust Company, the parent company of the Company's transfer agent. Generally, the Rights will become exercisable if a person or group acquires or announces a tender offer for 20% or more of the outstanding shares of Common Stock. Under certain circumstances, the Board of Directors may reduce this threshold percentage to not less than 10%.

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)


6.       SHAREHOLDERS' EQUITY (Continued)

         Under the Company's 1991 Stock Incentive Plan, as amended (the "1991 Plan"), officers, directors and key employees of the Company and its subsidiaries were eligible to receive grants and/or awards of Common Stock, restricted stock, phantom stock, incentive stock options, non-qualified stock options and stock appreciation rights. The 1991 Plan expired as to new grants or awards October 31, 2000; however, grants and awards made prior to expiration of the 1991 Plan remain subject to the 1991 Plan and the applicable provisions of the grant or award. As of October 31, 2000, the Company had made grants or awards covering 1,509,480 shares of Common Stock under the 1991 Plan.

         Pursuant to the 1992 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"), each non-employee director is granted an option to purchase 1,500 shares of Common Stock on the first business day following the annual meeting of shareholders. Up to 60,000 shares of Common Stock were available for issuance under the Directors' Plan, and as of May 21, 1997, the Company had granted options covering all 60,000 shares. Stock option grants to non-employee directors from 1998 to 2000 were made under the 1991 Plan. Beginning on June 17, 1998, annual stock option grants to non-employee directors who were not affiliated with Reliance Insurance Company were increased from 1,500 to 2,000 shares of Common Stock.

         The Company has adopted the 2000 Stock Incentive Plan, as amended (the "2000 Plan"), which provides for grants and/or awards of Common Stock, restricted stock, stock options, stock appreciation rights and phantom stock to officers, directors, employees, agents, consultants and advisors of the Company and its subsidiaries, as determined in the discretion of the Compensation Committee of the Board of Directors. The maximum number of shares of Common Stock authorized for issuance under the 2000 Plan is 3,000,000, subject to adjustment as described in the 2000 Plan.

         All options which have been granted under the 1991 Plan, the 2000 Plan and the Directors' Plan are non-qualified stock options with an exercise price equal to the fair market value of a share of Common Stock on the date of grant. Options granted in 1992 under the Incentive Plan and all options granted under the Directors' Plan expire ten years from the date of grant. All other options which have been granted under the 1991 Plan and 2000 Plan expire seven years from the date of grant. Options generally vest ratably over a four-year period. At December 31, 2000, there were options to purchase 2,877,028 shares available for future grant under the 2000 Plan.

         Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000: risk-free interest rate of 6.77%, dividend yield of 1.03%, volatility factor of the expected market price of the Company's Common Stock of .535 and a weighted-average expected life of the options of approximately 5 years.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                 2000               1999               1998
                                                                 ----               ----               ----
                 Pro forma net (loss) income                $    (82,215)       $    53,244       $    92,258

                 Pro forma net (loss) income available
                     to common shareholders                      (89,915)            45,544            85,756

                 Pro forma net (loss) income per
                     common share                                  (6.71)              3.13              6.07

                 Pro forma net (loss) income per
                     common share assuming dilution
                     (Note 9)                                      (6.71)              2.73              5.01

         A  summary  of  the  Company's   stock  option   activity  and  related
         information for the years ended December 31 follows:

                                                                                   Weighted            Weighted
                                                                Number             Average             Average
                                                              of Shares         Exercise Price        Fair Value
                                                              ---------         --------------        ----------
          Options outstanding, December 31, 1997
              (452,534 exercisable)                              749,384            $ 15
          Granted                                                 88,000              45               $ 15.51
          Exercised                                              146,408              13
          Forfeited                                                9,789              26

          Options outstanding, December 31, 1998
              (458,762 exercisable)                              681,187            $ 19
          Granted                                                199,000              43               $ 25.27
          Exercised                                               99,069              11
          Forfeited                                               18,000              44

          Options outstanding, December 31, 1999
              (474,368 exercisable)                              763,118            $ 25
          Granted                                                403,000              19               $ 24.26
          Exercised                                              113,618              15
          Forfeited                                               10,500              19

          Options outstanding, December 31, 2000
              (489,000 exercisable)                            1,042,000

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)


6.       SHAREHOLDERS' EQUITY (Continued)

         The  following  table  summarizes   information   about  stock  options
         outstanding at December 31, 2000:

                                         Weighted      Weighted                    Weighted
           Range of         Number        Average      Average         Number       Average
           Exercise      Outstanding     Remaining     Exercise     Exercisable    Exercise
           Prices        at 12/31/00       Life         Price       at 12/31/00      Price
           -------       -----------       ----         -----       -----------      -----

         $ 7  - $ 19         335,900       2.51          $15            295,900       $14
          19  -   20         354,600       6.38           20             16,600        20
          22  -   44         166,500       3.74           30            118,250        29
          44  -   44         169,000       5.13           44             42,250        44
          54  -   54          16,000       7.46           54             16,000        54
                         -----------                                 ----------
         $ 7  - $ 54       1,042,000       4.52          $24            489,000       $22
                         ===========                                 ==========

         Savings and Stock Ownership Plan
         --------------------------------

         The Company has registered 3,000,000 shares of Common Stock for use in connection with the LandAmerica Financial Group, Inc. Savings and Stock Ownership Plan. Substantially all of the employees of the Company are eligible to participate in the Plan.

         The Plan Trustee purchases shares on the open market to use in matching employee contributions. The level of contributions to the Plan is discretionary and set by the Board of Directors annually. The number of shares purchased and allocated to employees in 2000, 1999 and 1998 were 238,993, 313,167 and 168,909, respectively, at a cost of $7,220, $7,579 and $8,598, respectively.

         Series B Preferred Stock
         ------------------------

         On February 27, 1998, the Company issued 2,200,000 shares of its 7% Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") to Reliance Insurance Company ("RIC") in connection with the acquisition of Commonwealth Land Title Insurance Company and Transnation Title Insurance Company (the "Acquisition"). The terms of the Series B Preferred Stock provide for the payment of quarterly cumulative cash dividends at an annual rate of 7% of the stated value of $50.00 per share, or $3.50 per share. At December 31, 2000, 1999 and 1998, there were no Series B Preferred Stock dividends in arrears.

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)


6.       SHAREHOLDERS' EQUITY (Continued)

         Subsequent Event Relating to Series B Preferred Stock
         -----------------------------------------------------

         In February and March 2001, RIC sold 4,039,473 shares of Common Stock acquired in connection with the Acquisition and an additional 4,460,561 shares of Common Stock acquired upon conversion of 2,034,017 shares of the Series B Preferred Stock. The sales were made in connection with an underwritten public offering. Following the sale of the shares, RIC owns 1 share of Common Stock and 165,983 shares of Series B Preferred Stock, which are convertible to 363,997 shares of Common Stock at any time in accordance with the terms of the Series B Preferred Stock.

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

         A  summary   of   unrealized   (losses)   gains  and   reclassification
         adjustments, net of tax, of available-for-sale securities for the years ended December 31, 2000, 1999 and 1998 follows:

                                                              2000            1999            1998
                                                              ----            ----            ----
         Unrealized holding (losses) gains
             arising during the period                    $    26,750     $   (26,838)    $     6,237
         Reclassification adjustment for
             (losses) gains previously included
             in other comprehensive income
             (net of tax (benefit) expense  of
             $(706) - 2000; $3,020 - 1999 and
             $2,601 - 1998)                                    (1,369)          5,144           1,406
         Adjustment for valuation allowance
             for deferred tax                                   1,696          11,520               -
                                                          -----------     -----------     -----------
         Net unrealized holding gains (losses)
             arising during the period                    $    26,423     $   (43,502)    $     4,831
                                                          ===========     ===========     ===========

7.       STATUTORY FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities. Combined statutory equity of the Company's insurance subsidiaries was $358,562 and $377,273 at

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)


7.       STATUTORY FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS (Continued)

         December 31, 2000 and 1999, respectively. The difference between statutory equity and equity determined on the basis of accounting principles generally accepted in the United States is primarily due to differences between the provision for policy and contract claims included in the accompanying financial statements and the statutory unearned premium reserve, which is calculated in accordance with statutory requirements, and statutory regulations that preclude the recognition of certain assets including goodwill and deferred income tax assets. Combined statutory net income of the Company's primary insurance subsidiaries was $17,558, $65,480 and $104,160 for the years ended December 31, 2000, 1999 and 1998, respectively.

         In a number of states, the Company's insurance subsidiaries are subject to regulations which require minimum amounts of statutory equity and which require that the payment of any extraordinary dividends receive prior approval of the Insurance Commissioners of these states. An extraordinary dividend is generally defined by various statutes in the state of domicile of the subsidiary insurer. Under such statutory regulations, net assets of consolidated subsidiaries aggregating $22,854 is available for dividends, loans or advances to the Company during the year 2001.

         In addition, the credit agreement with Bank of America (see Note 12) contains certain covenants which would limit future dividend payments by the Company. Management does not believe, however, that these restrictions will, in the foreseeable future, adversely affect the Company's ability to pay cash dividends at the current dividend rate.

         In 1998, the NAIC adopted codified statutory accounting principles ("Codification"). Codification has changed, to some extent, prescribed statutory accounting practices, and resulted in changes to the accounting practices that the Company's insurance subsidiaries use to prepare their statutory financial statements. Codification requires adoption by various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Certain states have adopted Codification effective January 1, 2001. Management does not expect Codification to have a material impact on combined statutory equity of its insurance subsidiaries.


8.       INCOME TAXES

         The Company files a consolidated federal income tax return with its subsidiaries. Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)


8.       INCOME TAXES (Continued)

                                                                            2000             1999
                                                                            ----             ----
               Deferred tax assets:
                   Policy and contract claims                           $    72,956      $    77,455
                   Pension liability                                          7,214            7,269
                   Employee benefit plans                                    18,356           13,021
                   Unrealized losses                                          1,696           11,520
                   Other intangible assets                                   48,804                -
                   Other                                                      4,624            3,629
                                                                        -----------      -----------
                     Total deferred tax assets                              153,650          112,894
                   Valuation allowance for deferred tax assets               (1,696)         (11,520)
                                                                        -----------      -----------
                     Net deferred tax assets                                151,954          101,374
                                                                        -----------      -----------
               Deferred tax liabilities:
                   Title plant basis differences                              7,374            7,152
                   Other intangible assets                                        -            5,633
                   Capitalized system development costs                       5,574            6,320
                   Other                                                          -            1,289
                                                                        -----------      -----------
                     Total deferred tax liabilities                          12,948           20,394
                                                                        -----------      -----------
               Net deferred tax asset                                   $   139,006      $    80,980
                                                                        ===========      ===========

         A valuation allowance will be established for any portion of a deferred tax asset that management believes may not be realized. At December 31, 2000 and 1999, the Company recorded a valuation allowance of $1,696 and $11,520, respectively, related to the deferred tax assets created by the unrealized losses associated with the Company's investment portfolio.

         The provision for income tax differs from the amount of income tax determined by applying the U.S. statutory income tax rate (35%) to pre-tax income as a result of the following:

                                                                        2000             1999            1998
                                                                        ----             ----            ----
         Tax (benefit) expense at federal statutory rate             $ (44,848)        $  29,705        $ 51,206
         Non-taxable interest                                           (3,651)           (3,302)         (1,743)
         Dividend deductions                                              (863)             (883)           (856)
         Company-owned life insurance                                   (1,176)             (612)            290
         Meals and entertainment                                         3,200             2,200           2,121
         State income taxes, net of federal benefit                     (1,615)              655           1,275
         Other, net                                                      1,582             2,790             981
                                                                     ---------         ---------        --------
         Income tax expense                                          $ (47,371)        $  30,553        $ 53,274
                                                                     =========         =========        ========

         Taxes paid were $10,400 in 2000, $30,574 in 1999 and $48,902 in 1998.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)


9.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

                                                                       2000               1999             1998
                                                                       ----               ----             ----
         Numerator:
             Net (loss) income - numerator for diluted
                earnings per share                                $  (80,766)         $  54,317          $ 93,028
             Less preferred dividends                                 (7,700)            (7,700)           (6,502)
                                                                  ----------          ---------          --------

             Numerator for basic earnings per share               $  (88,466)         $  46,617          $ 86,526
                                                                  ==========          =========          ========

         Denominator:
             Weighted average shares - denominator for
                basic earnings per share                              13,397             14,532            14,120

         Effect of dilutive securities:
             Assumed weighted average conversion of
                preferred stock                                            -              4,825             4,020
             Employee stock options                                        -                146               281
                                                                  ----------          ---------          --------

             Denominator for diluted earnings per share               13,397             19,503            18,421

         Basic earnings per common share                              $(6.60)             $3.21             $6.13
                                                                      ======              =====             =====

         Diluted earnings per common share                            $(6.60)             $2.79             $5.05
                                                                      ======              =====             =====

         In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities was excluded from the calculation of the diluted loss per common share for the year ended December 31, 2000, as such inclusion would result in antidilution.


10.      PENSIONS AND OTHER POSTRETIREMENT BENEFITS

         Prior to May 31, 2000, the Company sponsored two postretirement benefit plans that provide postretirement health care and life insurance benefits to employees hired by the Company before January 1, 2000. Effective June 1, 2000, the two benefit plans were combined. This change did not affect the plan participants or their coverage.

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

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

                                                             Pension Benefits                 Other Benefits
                                                             ----------------                 --------------
                                                          2000             1999            2000            1999
                                                          ----             ----            ----            ----
         Change in benefit obligation:
            Benefit obligation at beginning of year     $ 204,061        $ 233,534       $ 40,561      $  42,220
            Service cost                                    7,277            7,183          1,131          1,564
            Interest cost                                  14,576           14,062          3,194          2,749
            Plan participants' contributions                    -                -            453            438
            Plan amendments                                     -          (16,217)         3,347              -
            Actuarial loss (gains)                          1,045          (21,564)           (62)        (3,949)
            Benefits paid                                 (20,414)         (12,937)        (3,043)        (2,461)
                                                        ---------        ---------       --------      ---------
            Benefit obligation at end of year             206,545          204,061         45,581         40,561
                                                        ---------        ---------       --------      ---------

         Change in plan assets:
            Fair value of plan assets at beginning
              of year                                     198,797          183,604          1,842          2,020
            Actual return on plan assets                   33,525           22,361            181             88
            Company contributions                           5,316            5,769          2,327          1,757
            Plan participants' contributions                    -                -            453            438
            Benefits paid                                 (20,414)         (12,937)        (3,043)        (2,461)
                                                        ---------        ---------       --------      ---------
            Fair value of plan assets at end of
              year                                        217,224          198,797          1,760          1,842
                                                        ---------        ---------       --------      ---------

         Funded status of the plan (underfunded)           10,679           (5,264)       (43,821)       (38,719)
         Unrecognized net actuarial gains                 (17,263)          (1,556)        (2,355)        (2,207)
         Unrecognized transition (asset) obligation           (10)             (31)        14,083         15,256
         Unrecognized prior service cost                  (12,507)         (14,349)         3,068              -
         Contribution made between
            measurement date and year end                   1,299              879              -              -
                                                        ---------        ---------      ---------      ---------
         Accrued benefit cost                           $ (17,802)       $ (20,321)     $ (29,025)     $ (25,670)
                                                        =========        =========      =========      =========

                                                             Pension Benefits                 Other Benefits
                                                             ----------------                 --------------
                                                          2000             1999            2000            1999
                                                          ----             ----            ----            ----
         Weighted average assumptions as of
            December 31
            Discount rate                                 7.75%            7.50%           7.75%           7.50%
            Expected return on plan assets                9.00%            9.00%           6.00%           6.00%
            Rate of compensation increase                 4.63%            4.00%           4.63%           4.00%

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)


10.      PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

                                               Pension Benefits                            Other Benefits
                                               ----------------                            --------------
                                          2000        1999        1998              2000         1999         1998
                                          ----        ----        ----              ----         ----         ----
         Components of net
           periodic pension cost:
           Service cost                 $ 7,277     $ 7,183     $ 7,603           $ 1,131     $ 1,564      $ 1,042
           Interest cost                 14,576      14,062      13,675             3,194       2,749        2,508
           Expected return on
             plan assets                (16,773)    (15,875)    (14,798)              (96)       (121)        (135)
           Amortization of
             unrecognized
             transition
             obligation or
             (asset)                        (21)        (21)        (21)            1,174       1,174        1,174
           Prior service cost
             recognized                  (1,842)     (1,842)         73               279           -            -
           Recognized (gains)
             losses                           -         595          61                 -           -         (256)
                                        -------     -------     -------           -------     -------      -------
           Net periodic
             benefit cost               $ 3,217     $ 4,102     $ 6,593           $ 5,682     $ 5,366      $ 4,333
                                        =======     =======     =======           =======     =======      =======

         The assumed health care cost trend rate used to measure the expected cost of covered health care benefits for the Company's plan was 8.0% for 2000, 7.5% for 2001 and is assumed to decrease 0.5% per year until 2007 and remain level at 5.5% thereafter.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              One Percentage         One Percentage
                                                              Point Increase         Point Decrease
                                                              --------------         --------------
         Effect on total of service and interest
             cost components in 2000                            $     142              $     (143)
         Effect on postretirement benefit
             obligation as of 2000                              $   1,400              $   (1,449)


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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)


11.      LEASE COMMITMENTS (Continued)

         Following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2000.

                          2001                        $    44,578
                          2002                             34,621
                          2003                             26,522
                          2004                             16,056
                          2005                              5,855
                          Thereafter                        1,707
                                                      -----------
                                                      $   129,339
                                                      ===========

         Rent expense was $57,571, $53,489 and $53,255 for the years ended December 31, 2000, 1999 and 1998, respectively.

         In December 2000, the Company entered into a sale-leaseback transaction, totaling $5,996 whereby the Company sold and leased back assets classified as furniture and equipment. These assets were leased back from the purchaser over periods of 5 and 7 years. The resulting lease is being accounted for as operating lease and the resulting gain of $212 is being amortized over the life of the lease. The lease requires the Company to pay customary operating and repair expenses and to observe certain covenants. This lease contains a renewal option at lease termination and a purchase option at an amount approximating fair market value at lease termination.

         In December 1999, the Company entered into three sale-leaseback transactions, totaling $24,932 whereby the Company sold and leased back assets classified as furniture and equipment. These assets were leased back from the purchasers over periods of 7 and 8 years. The $895 is being amortized over the life of the lease. The leases require the Company to pay customary operating and repair expenses and to observe certain covenants. The leases contain renewal options at lease termination and purchase options at amounts approximating fair market value at lease termination.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)


11.      LEASE COMMITMENTS (Continued)

         Future scheduled minimum lease payments under the non-cancelable operating leases as of December 31, 2000 are as follows:

                          2001                               $    4,770
                          2002                                    4,770
                          2003                                    4,770
                          2004                                    4,770
                          2005                                    4,770
                          Thereafter                              7,671
                                                             ----------
                          Total minimum lease
                              payments                       $   31,521
                                                             ==========


12.      CREDIT ARRANGEMENTS

         On November 7, 1997, the Company entered into a credit agreement with Bank of America, individually and as administrative agent for a syndicate of eleven other banks, pursuant to which a credit facility, in an aggregate principal amount of up to $237,500, was established. The credit facility is a four-year senior unsecured revolving credit facility which will terminate with all outstanding amounts being due and payable November 7, 2003, unless extended as provided in the credit agreement. At December 31, 2000, the amount due under the credit agreement was $195,500.

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

         Interest paid was $13,255, $11,955 and $10,285, in 2000, 1999 and 1998,
         respectively.


13.      PENDING LEGAL PROCEEDINGS

         General
         -------

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)


13.      PENDING LEGAL PROCEEDINGS (Continued)

         Litigation Not in the Ordinary Course of Business
         -------------------------------------------------

         The People of the State of California, the Controller of the State of California and the Insurance Commissioner of the State of California have filed a putative defendant class action suit in the Sacramento Superior Court against Fidelity National Title Insurance Company and others (Case No. 99AS02793). While the subsidiaries of the Company that do business in California (the "Company's California Subsidiaries") were not named in the suit, they fall within the putative defendant class definition which includes virtually all title insurance underwriters, underwritten title companies, controlled escrow companies and independent escrow companies in California. The suit alleges that the defendants (i) failed to escheat unclaimed property to the Controller of the State of California on a timely basis, (ii) charged California home buyers and other escrow customers fees for services which were never performed, or which cost less than the amount charged, and (iii) devised and carried out schemes with financial institutions to receive interest, or monies in lieu of interest, on escrow funds deposited by defendants with financial institutions in demand deposits. The suit seeks injunctive relief, restitution and civil penalties.

         The Company's California Subsidiaries are cooperating with the Controller's Office in the conduct of unclaimed property audits, and with the Department of Insurance in a limited examination with respect to banking relationships. Additionally, the Company's California Subsidiaries have entered into an agreement with the Attorney General that would allow claims against them to be dismissed without prejudice, in order to facilitate continuing settlement discussions with the
         Attorney General and other state representatives without facing court-imposed deadlines. The Company has engaged in preliminary settlement discussions with the Attorney General. Although the complete terms of a settlement agreement have not been reached, the Company believes that, based on the status of discussions to date, the final terms of any settlement agreement that is materially consistent with such discussions would not have a material adverse effect on the Company's financial condition.

         On or about June 16, 2000, Norman E. Taylor, Connie S. Taylor, Lynne Thompson Jones-Brittle, Colin R. Callaghan and Miriam J. Callaghan (collectively, the "Plaintiffs") filed a putative class action suit (the "Taylor Suit") in the Superior Court of Los Angeles, California
         (Case No. BC 231917) against the Company, Commonwealth Land Title Insurance Company, Commonwealth Land Title Company, Lawyers Title Insurance Corporation and Lawyers Title Company (collectively, the "Defendants"). The Plaintiffs purport to represent a class defined in the First Amended Complaint dated November 20, 2000 (the "Amended Complaint") as "all persons or entities who, from 1980 to the present, incident to purchase, sale or refinancing of real property located in California, deposited funds in escrow accounts controlled by the Defendants and were not paid interest on their funds and/or were charged fees for services not rendered by Defendants or excessive fees for the services Defendants performed."

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)


13.      PENDING LEGAL PROCEEDINGS (Continued)

         The Plaintiffs allege in the Amended Complaint that the Defendants unlawfully (a) received interest, other credits or payments that served as the functional equivalent of interest, on customer escrow funds; (b) charged and retained fees for preparing and recording reconveyances that they did not prepare or record, and charged and retained excessive fees for other escrow-related services; and (c) swept or converted funds in escrow accounts based upon contrived charges prior to the time the funds escheated or should have escheated to the State of California pursuant to the Unclaimed Property Law. The Plaintiffs assert claims for relief against the Defendants based on (i) violation of California's Unfair Business Practices Act, California Business and Professions Code ss.ss. 17200, et. seq.; (ii) violation of California's Deceptive, False and Misleading Advertising Act, California Business and Professions Code ss.ss. 17500, et. seq.; (iii) violation of California's Consumer Legal Remedies Act, California Civil Code ss.ss. 1750, et. seq.; (iv) breach of fiduciary duty; (v) breach of agents' duties to their principals; (vi) breach of undertaking of special duty;
         (vii) conversion; (viii) unjust enrichment; (ix) conspiracy; and (x) negligence. The Plaintiffs seek injunctive relief, restitution of improperly collected charges and interest and the imposition of an equitable constructive trust over such amounts, damages according to proof, punitive damages, costs and expenses, attorneys' fees, pre- and post-judgment interest and such other and further relief as the Court may deem necessary and proper.

         The Company intends to vigorously defend the Taylor Suit. The suit is still in its initial stages, and at this time no estimate of the amount or range of loss that could result from an unfavorable outcome can be made.


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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)


14.      ACQUISITIONS (Continued)

         Pursuant to EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, the Company has recorded exit and termination costs of approximately $11,500 related to exit and termination costs incurred in connection with the acquisition of Commonwealth and Transnation. Costs incurred to exit certain leases and to dispose of certain title plants comprised $9,400 of this amount. The remaining $2,100 primarily relates to the termination of employees for which employee severance benefits have been accrued. Exit and termination costs of Commonwealth and

         Transnation leases and employees necessary to assimilate the operations of Commonwealth and Transnation with the Company have been capitalized as part of the purchase price.

         All exit and termination costs have been paid as of December 31, 2000.

         The following unaudited pro forma results of operations of the Company give effect to the acquisition of Commonwealth and Transnation as though the transaction had occurred on January 1, 1998. These operating results exclude the effect of exit and termination costs.

                                                                     Year Ended
                                                                    December 31,
                                                                        1998
                                                                        ----

               Gross revenues                                      $  1,993,583
               Operating revenues                                     1,938,666
               Investment income                                         54,917
               Expenses                                               1,057,933
               Net income                                               105,720
               Less preferred dividends                                  (7,700)
                                                                   ------------

               Net income available to common shareholders         $     98,020

               Net income per common share                                $6.48
               Net income per common share assuming dilution              $5.22

               Weighted average number of common shares                  15,128
               Weighted average number of common shares
                  assuming dilution                                      20,234

         On October 31, 2000, the Company acquired all of the outstanding shares of Primis, Inc. (Primis). Primis is a web based provider of property information and appraisal services. The acquisition has been accounted for by the Company using the "purchase" method of

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)


14.      ACQUISITIONS (Continued)

         accounting. The assets and liabilities of Primis will be revalued to their respective fair market values. The cost of acquisition was not material in relation to the Company's financial position.

         On August 1, 2000, the Company entered into a joint venture agreement with The First American Corporation contributing certain assets of its wholly-owned subsidiary, Datatrace, creating Data Trace Information Services ("Data Trace"). The financial statements of the Company reflect Data Trace as an investment in affiliates, included in Other Assets on the balance sheet.

         Pursuant to EITF 94-3, the Company has recorded exit and termination costs of $3,079 associated with these transactions. Costs incurred relate to exiting certain leases and license and maintenance agreements and to the termination of employees for which employee severance benefits have been accrued.


15.      UNAUDITED QUARTERLY FINANCIAL DATA

         Selected quarterly financial information follows:

                                                             First           Second        Third           Fourth
                                                            Quarter          Quarter      Quarter          Quarter
                                                            -------          -------      -------          -------
         2000
         ----
             Premiums, title search, escrow and
               other                                      $  393,779      $  454,203     $ 439,633      $  463,653
             Net investment income                            12,860          12,377        12,763          13,136
             Income (loss) before income taxes                (3,108)         26,875        11,867        (163,770)
             Net income (loss)                                (2,051)         17,736         7,832        (104,283)
             Net income (loss)per common share                $(0.30)          $1.18         $0.44         $(7.88)
             Net income (loss) per common share
               - assuming dilution                            $(0.30)          $0.97         $0.43         $(7.88)

         1999
         ----
             Premiums, title search, escrow and
               other                                      $  478,161      $  532,384     $ 501,813      $  487,656
             Net investment income                            11,742          11,761        11,985          12,511
             Income before income taxes                       23,585          27,170        14,149          19,966
             Net income                                       14,870          17,131         9,213          13,103
             Net income per common share                       $0.85           $1.01         $0.51           $0.81
             Net income per common share
               - assuming dilution                             $0.73           $0.86         $0.48           $0.70


LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

(In thousands of dollars except per common share amounts)


15.      UNAUDITED QUARTERLY FINANCIAL DATA (Continued)

         In the fourth quarter of 2000, the Company changed its method of assessing the recoverability of Goodwill which resulted in a net charge to earnings of $110,369 (See Note 2).

                                                                      Schedule I


               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                                DECEMBER 31, 2000
                            (In thousands of dollars)

     Column A                                                   Column B             Column C            Column D
     --------                                                   --------             --------            --------

                                                                                                         Amount at
                                                                                                           which
                                                                                                         shown in
                                                                                       Fair             the balance
Type of investment                                                Cost                Value                sheet
                                                                  ----                -----                -----
    Fixed maturities:
        Available-for-sale:
           Bonds:
               United States Government and
                  government agencies and
                  authorities                                 $      68,730       $      70,941        $      70,941
               States, municipalities and
                  political subdivisions                            272,946             276,685              276,685
               Foreign Government                                     1,878               1,901                1,901
               Public Utilities                                      93,100              89,132               89,132
               All other corporate bonds                            216,699             215,714              215,714
               Mortgage-backed securities                            89,053              89,018               89,018
           Preferred stock                                           58,098              53,451               53,451
                                                              -------------       -------------        -------------

           Total fixed maturities                             $     800,504       $     796,842        $     796,842
                                                              =============       =============        =============

    Equity securities:
        Common stocks:
           Industrial, miscellaneous and all                  $       4,285       $       3,235        $       3,235
                                                              -------------       -------------        -------------
               other


           Total equity securities                            $       4,285       $       3,235        $       3,235
                                                              =============       =============        =============

Mortgage loans on real estate                                 $       9,652            XXX             $       9,652
                                                              =============            ===             =============

Deposits with banks:
    Invested cash                                             $      80,976            XXX             $      80,976
                                                              =============            ===             =============

           Total investments                                  $     895,417            XXX             $     890,705
                                                              =============            ===             =============

                                                                     Schedule II


               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          PARENT COMPANY BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                            (In thousands of dollars)

                                                                                   2000              1999
                                                                                   ----              ----
ASSETS
Cash                                                                          $    10,299        $    29,102
Stock of subsidiaries at equity                                                   865,591            896,973
Notes receivable from affiliates                                                      775                775
Notes receivable other                                                              3,379              4,604
Income tax recoverable                                                              6,213              1,154
Due from affiliates                                                                39,828             11,338
Other assets                                                                       16,608             15,539
                                                                              -----------        -----------

    Total assets                                                              $   942,693        $   959,485
                                                                              ===========        ===========

LIABILITIES

Note payable                                                                  $   195,500        $   207,500
Other liabilities                                                                  83,093             21,282
                                                                              -----------        -----------

    Total liabilities                                                             278,593            228,782

SHAREHOLDERS' EQUITY

Preferred stock, no par value, authorized 5,000,000 shares,
    no shares of Series A Junior Participating Preferred
    Stock issued or outstanding; 2,200,000 shares of 7%
    Series B Cumulative Convertible Preferred Stock issued
    and outstanding in 2000 and 1999                                              175,700            175,700

Common stock, no par value, 45,000,000 shares authorized,
    shares issued and outstanding:  2000 - 13,518,319; 1999
    - 13,680,421                                                                  340,269            342,138

    Accumulated other comprehensive income                                         (4,712)           (31,135)

    Retained earnings                                                             152,843            244,000
                                                                              -----------        -----------

    Total shareholders' equity                                                    664,100            730,703
                                                                              -----------        -----------

                                                                              $   942,693        $   959,485
                                                                              ===========        ===========

                                                                     Schedule II


               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     PARENT COMPANY STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                            (In thousands of dollars)

                                                    2000               1999             1998
                                                    ----               ----             ----
REVENUES

    Dividends received from
        consolidated subsidiaries                $    62,602       $   55,300       $   43,239
    Management fee from consolidated
        subsidiaries                                  10,156            5,125            1,111
    Other income                                       7,996            3,001            1,678
                                                 -----------       ----------       ----------

                                                      80,754           63,426           46,028

EXPENSES

    Interest expense                                  13,477           12,155           10,593
    Administrative expenses                           19,064            5,951            8,311
                                                 -----------       ----------       ----------

                                                      32,541           18,106           18,904

INCOME BEFORE EQUITY IN
    UNDISTRIBUTED INCOME OF
    SUBSIDIARIES                                      48,213           45,320           27,124

FEDERAL INCOME TAX BENEFIT                            (5,627)          (3,492)          (5,694)

EQUITY IN UNDISTRIBUTED
    INCOME OF CONSOLIDATED
    SUBSIDIARIES                                    (134,606)           5,505           60,210
                                                 -----------       ----------       ----------


NET INCOME                                       $   (80,766)      $   54,317       $   93,028
                                                 ============      ==========       ==========

                                                                     Schedule II

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     PARENT COMPANY STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                            (In thousands of dollars)

                                                                     2000               1999            1998
                                                                     ----               ----            ----
Cash flows from operating activities:

    Net (loss) income                                            $  (80,766)       $   54,317       $  93,028

        Undistributed net loss (income) of
           subsidiaries                                             134,606            (5,505)        (60,210)

        Receivables from subsidiaries                               (28,490)          (15,102)          3,530

        Income taxes                                                 (5,059)                -          (8,229)

        Accounts payable                                                  -                 -           1,635

        Other                                                         8,906             9,556           4,455
                                                                 ----------        ----------       ---------

    Net cash provided by operating activities                        29,197            43,266          34,209
                                                                 ----------        ----------       ---------

Cash flows from investing activities:

    Additional investment in subsidiaries                           (35,740)                -        (273,034)
                                                                 ----------        ----------       ----------

    Net cash used in investing activities                           (35,740)                -        (273,034)
                                                                 ----------        ----------       ----------

Cash flows from financing activities:

    Common shares (retired) issued                                   (1,869)          (40,690)         81,833

    Proceeds from note payable                                            -                 -         203,500

    Dividends paid                                                  (10,391)          (10,611)         (9,536)
                                                                 ----------        ----------       ---------

    Net cash (used in) provided by financing
        activities                                                  (12,260)          (51,301)        275,797
                                                                 ----------        ----------       ---------


Net (decrease) increase in cash                                     (18,803)           (8,035)         36,972

Cash at beginning of year                                            29,102            37,137             165
                                                                 ----------        ----------       ---------

Cash at end of year                                              $   10,299        $   29,102       $  37,137
                                                                 ==========        ==========       =========

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

    4.4 Third Amendment to Amended and Restated Rights Agreement, dated as of July 26, 2000, between the Registrant and State Street Bank and Trust Company, as Rights Agent, incorporated by reference to
              Exhibit 4.1 of the Registrant's Current Report on Form 8-K, dated July 26, 2000, File No. 1-13990.

    4.5       Form of Common  Stock  Certificate,  incorporated  by reference to
              Exhibit 4.6 of the Registrant's Form 8-A Registration Statement, filed February 27, 1998, File No. 1-13990.

    4.6 Form of 7% Series B Cumulative Convertible Preferred Stock certificate, incorporated by reference to Exhibit 4.7 of the Registrant's Form 8-A Registration Statement, filed February 27, 1998, File No. 1-13990.

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

    10.14 LandAmerica Financial Group, Inc. Benefit Restoration Plan, as amended and restated effective July 1, 1999, incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-K for the year ended December 31, 1999, File No. 1-13990.

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

                                  ITEM 14(a)(3)
                                INDEX TO EXHIBITS

Exhibit Number
and Applicable
Section of Item 601 of
Regulation S-K                      Document
--------------                      --------


    10.21 Registration Rights Agreement, dated February 27, 1998, by and among the Registrant and Reliance Insurance Company, incorporated by reference to Exhibit 10.27 of the Registrant's Form 10-K for the year ended December 31, 1997, File No. 1-13990.

    10.22 Revolving Credit Agreement, dated November 7, 1997, between the Registrant and Bank of America National Trust and Savings Association, individually and as Administrative Agent for a syndicate of 11 other financial institutions, incorporated by reference to Exhibit 99 of the Registrant's Current Report on Form 8-K, dated November 7, 1997, File No. 1-13990.

    10.23 Agreement Containing Consent Order, dated February 6, 1998, by and between the Registrant and the Federal Trade Commission, incorporated by reference to Exhibit 10.29 of the Registrant's Form 10-K for the year ended December 31, 1997, File No. 1-13990.

    10.24 Employment Agreement, dated March 1, 1998, between the Registrant and Charles H. Foster, Jr., incorporated by reference to Exhibit
              10.3 of the Registrant's Form 10-Q for the quarter ended June 30, 1998, File No. 1-13990.

    10.25 Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated February 16, 1999, with Schedule of Optionees and Options Awarded, incorporated by reference to
              Exhibit 10.29 of the Registrant's Form 10-K for the year ended December 31, 1998, File No. 1-13990.

    10.26 LandAmerica Financial Group, Inc. Outside Directors Deferral Plan, as amended and restated December 1, 1998 and February 17, 1999, incorporated by reference to Exhibit 10.30 of the Registrant's Form 10-K for the year ended December 31, 1998, File No. 1-13990.

    10.27 LandAmerica Financial Group, Inc. Executive Voluntary Deferral Plan, as amended and restated December 30, 1998, incorporated by reference to Exhibit 10.31 of the Registrant's Form 10-K for the year ended December 31, 1998, File No. 1-13990.

    10.28 Form of LandAmerica Financial Group, Inc. Change of Control Employment Agreement, with Schedule of Officers and Multiplier, incorporated by reference to Exhibit 10.32 of the Registrant's Form 10-K for the year ended December 31, 1998, File No. 1-13990.

    10.29 LandAmerica Financial Group, Inc. 1991 Stock Incentive Plan, as amended May 16, 1995, May 21, 1996, November 1, 1996, June 16,
              1998, May 18, 1999 and February 23, 2000, incorporated by reference to Exhibit 10.30 of the Registrant's Form 10-K for the year ended December 31, 1999, File No. 1-13990.

                                  ITEM 14(a)(3)
                                INDEX TO EXHIBITS

Exhibit Number
and Applicable
Section of Item 601 of
Regulation S-K                      Document
--------------                      --------


    10.30 LandAmerica Financial Group, Inc. 2000 Stock Incentive Plan, as amended February 21, 2001.*

    10.31 Non-Qualified Stock Option Agreement, dated January 31, 2000, between the Registrant and Theodore L. Chandler, Jr., incorporated by reference to Exhibit 10.31 of the Registrant's Form 10-K for the year ended December 31, 1999, File No. 1-13990.

    10.32 Restricted Stock Agreement, dated January 31, 2000, between the Registrant and Theodore L. Chandler, Jr., incorporated by reference to Exhibit 10.32 of the Registrant's Form 10-K for the year ended December 31, 1999, File No. 1-13990.

    10.33 Employment Agreement, dated January 31, 2000, between the Registrant and Theodore L. Chandler, Jr., incorporated by reference to Exhibit 10.33 of the Registrant's Form 10-K for the year ended December 31, 1999, File No. 1-13990.

    10.34 Change of Control Employment Agreement, dated January 31, 2000, between the Registrant and Theodore L. Chandler, Jr., incorporated by reference to Exhibit 10.34 of the Registrant's Form 10-K for the year ended December 31, 1999, File No. 1-13990.

    10.35 Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated February 23, 2000, with Schedule of Optionees and Options Awarded, incorporated by reference to
              Exhibit 10.35 of the Registrant's Form 10-K for the year ended December 31, 1999, File No. 1-13990.

    10.36 Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated May 17, 2000, with Schedule of Optionees and Options Awarded, incorporated by reference to
              Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.

    10.37 Employee Non-Qualified Stock Option Agreement, dated May 17, 2000, between the Registrant and Charles H. Foster, Jr., incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.

    10.38 Form of LandAmerica Financial Group, Inc. Amendment to Non-Qualified Stock Option Agreements, dated June 20, 2000, with Schedule of Optionees and Agreements Being Amended, incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.

    10.39 Form of LandAmerica Financial Group, Inc. Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to
              Exhibit 10.4 of the Registrant's Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.

                                  ITEM 14(a)(3)
                                INDEX TO EXHIBITS

Exhibit Number
and Applicable
Section of Item 601 of
Regulation S-K                      Document
--------------                      --------


    10.40 First Amendment of Credit Agreement, dated February 19, 1998, by and among the Registrant, Bank of America National Trust and Savings Association and the financial institutions named therein, incorporated by reference to Exhibit 10.36 of the Registrant's Form 10-K for the year ended December 31, 1999, File No. 1-13990.

    10.41 Second Amendment to Credit Agreement, dated December 22, 1999, by and among the Registrant, Bank of America, N.A. and the financial institutions named therein, incorporated by reference to Exhibit
              10.37 of the Registrant's Form 10-K for the year ended December 31, 1999, File No. 1-13990.

    10.42 Third Amendment to Credit Agreement, dated December 31, 2000, by and among the Registrant, Bank of America, N.A. and the financial institutions named therein.*

    10.43 Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated February 20, 2001, with Schedule of Optionees and Options Awarded.*

    10.44 Supplemental Executive Retirement Plan Agreement, dated May 4, 1994, between Commonwealth Land/TransAmerica Title Insurance Co. and Jeffrey C. Selby.*

    11        Statement re: Computation of Earnings Per Share.*

    21        Subsidiaries of the Registrant.*

    23        Consent of Ernst & Young LLP.*


* Filed Herewith