Form 10-Q
period 2001-03-31
LANDAMERICA FINANCIAL GROUP INC
filed 2001-05-11
CIK 877355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



      For Quarter Ended   March 31, 2001      Commission File No.  1-13990
                        ------------------                        ---------



                        LANDAMERICA FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)



               Virginia                                54-1589611
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)



    101 Gateway Centre Parkway
    Richmond, Virginia                                 23235-5153
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

                               Yes _X_   No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, No Par Value   17,995,954           May 10, 2001
                                  ----------------    -------------------

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.
                                                                        --------

                          PART I. FINANCIAL INFORMATION


      Item 1.     Consolidated Financial Statements:

                  Consolidated Balance Sheets..............................3

                  Consolidated Statements of Operations ...................5

                  Consolidated Statements of
                     Cash Flows............................................6

                  Consolidated Statements of Changes in
                     Shareholders' Equity..................................7

                  Notes to Consolidated
                     Financial Statements..................................8


      Item 2.     Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations............................10


      Item 3.     Quantitative and Qualitative Disclosures
                     about Market Risk....................................12


                             PART II.  OTHER INFORMATION

      Item 1.     Legal Proceedings.......................................13

      Item 6.     Exhibits and Reports on Form 8-K........................13

                  Signatures..............................................14

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                           March 31,         December 31,
ASSETS                                                                       2001                2000
------                                                                       ----                ----
INVESTMENTS:
    Fixed maturities available-for-sale - at fair value
        (amortized cost: 2001 - $807,664; 2000 - $800,504)               $    816,467        $    796,842
    Equity securities - at fair value (cost:  2001 - $4,293;
        2000 - $4,285)                                                          3,243               3,235
    Mortgage loans (less allowance for doubtful accounts:
        2001 - $249; 2000 - $139)                                              15,897               9,652
    Invested cash                                                              71,459              80,976
                                                                         ------------        ------------

           Total Investments                                                  907,066             890,705

CASH                                                                           28,580              42,375

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts: 2001 -
        $2,720; 2000 - $2,230)                                                 11,850              11,011
    Premiums (less allowance for doubtful accounts: 2001
        - $9,085; 2000 - $9,945)                                               40,511              36,857
    Income tax recoverable                                                          -               4,479
                                                                         ------------        ------------

           Total Notes and Accounts Receivable                                 52,361              52,347

PROPERTY AND EQUIPMENT - at cost (less
    accumulated depreciation and amortization: 2001 -
    $105,114; 2000 - $92,715)                                                  58,875              61,599

TITLE PLANTS                                                                   91,868              91,609

GOODWILL (less accumulated amortization: 2001 -
    $34,823; 2000 - $32,072)                                                  215,107             217,425

DEFERRED INCOME TAXES                                                         136,105             139,006

OTHER ASSETS                                                                  126,972             123,891
                                                                         ------------        ------------

           Total Assets                                                  $  1,616,934        $  1,618,957
                                                                         ============        ============

                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                          March 31,          December 31,
LIABILITIES                                                                  2001                2000
-----------                                                                  ----                ----
POLICY AND CONTRACT CLAIMS                                               $    556,697        $    556,798

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                         152,488             178,681

NOTES PAYABLE                                                                 209,369             202,379

FEDERAL INCOME TAXES                                                              455                   -

OTHER                                                                          17,827              16,999
                                                                         ------------        ------------

        Total Liabilities                                                     936,836             954,857
                                                                         ------------        ------------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY

Preferred stock, no par value,  authorized 5,000,000 shares, no shares of Series A Junior Participating Preferred
    Stock issued or outstanding; 165,983 shares of 7%
    Series B Cumulative Convertible Preferred Stock issued
    and outstanding                                                            13,256             175,700

Common stock, no par value, 45,000,000 shares authorized,
    shares issued and outstanding: 2001 - 17,997,453; 2000
    - 13,518,319                                                              503,324             340,269

Accumulated other comprehensive gain (loss)                                     5,039              (4,712)

Retained earnings                                                             158,479             152,843
                                                                         ------------        ------------

        Total Shareholders' Equity                                            680,098             664,100
                                                                         ------------        ------------

           Total Liabilities and Shareholders' Equity                    $  1,616,934        $  1,618,957
                                                                         ============        ============

                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                                              2001                2000
                                                                              ----                ----
REVENUES
    Title and other operating revenues:
        Direct operations                                                $    203,787        $    164,920
        Agency operations                                                     222,309             228,859
                                                                         ------------        ------------

                                                                              426,096             393,779

    Investment income                                                          12,918              12,773
    (Loss) gain on sales of investments                                          (409)                 87
                                                                         ------------        ------------

                                                                              438,605             406,639
                                                                         ------------        ------------
EXPENSES
    Salaries and employee benefits                                            140,877             121,047
    Agents' commissions                                                       174,618             178,321
    Provision for policy and contract claims                                   16,706              17,371
    Interest expense                                                            3,667               3,382
    General, administrative and other                                          92,361              89,626
                                                                         ------------        ------------

                                                                              428,229             409,747
                                                                         ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES                                              10,376              (3,108)

INCOME TAX EXPENSE (BENEFIT)
    Current                                                                       187                (484)
    Deferred                                                                    3,548                (573)
                                                                         ------------        ------------

                                                                                3,735              (1,057)
                                                                         ------------        ------------

NET INCOME (LOSS)                                                               6,641              (2,051)

DIVIDENDS - PREFERRED STOCK                                                      (145)             (1,925)
                                                                         ------------        ------------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                       $      6,496        $     (3,976)
                                                                         ============        ============

NET INCOME (LOSS) PER COMMON SHARE                                       $       0.43        $      (0.30)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                                  15,148              13,442

NET INCOME (LOSS) PER COMMON SHARE ASSUMING DILUTION                     $       0.36        $      (0.30)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING ASSUMING DILUTION                                                18,608              13,442


                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                            (In thousands of dollars)
                                   (Unaudited)

                                                                             2001                2000
                                                                             ----                ----
Cash flows from operating activities:
   Net income (loss)                                                     $      6,641        $     (2,051)
     Depreciation and amortization                                              8,573               9,039
     Amortization of bond premium                                               1,143                 732
     Realized investment losses (gains)                                           409                 (87)
     Deferred income tax                                                          187                (573)
     Change in assets and liabilities, net of businesses acquired:
       Notes receivable                                                          (839)                126
       Premiums receivable                                                     (3,654)                277
       Income taxes receivable/payable                                          4,934                (808)
       Policy and contract claims                                                (101)              1,545
       Accounts payable and accrued expenses                                  (26,193)            (12,610)
       Other                                                                   (2,156)              1,492
                                                                         ------------        ------------
         Net cash used in operating activities                                (11,056)             (2,918)
                                                                         ------------        ------------
Cash flows from investing activities:
   Purchase of property and equipment, net                                     (3,357)             (5,501)
   Purchase of business, net of cash acquired                                    (433)             (5,106)
   Cost of investments acquired:
     Fixed maturities - available-for-sale                                   (110,018)            (39,506)
     Equity securities                                                             (8)                  -
     Mortgage loans                                                            (6,245)                  -
   Proceeds from investment sales or maturities:
     Fixed maturities - available-for-sale                                    101,531              27,902
     Mortgage loans                                                                 -               3,104
                                                                         ------------        ------------
         Net cash used in investing activities                                (18,530)            (19,107)
                                                                         ------------        ------------
Cash flows from financing activities:
   Proceeds from sale of common shares                                            611                   -
   Cost of common shares repurchased                                                -              (4,533)
   Repayment of cash surrender value loan                                        (322)               (903)
   Dividends paid                                                              (1,005)             (2,595)
   Proceeds from issuance of notes payable                                     10,000                   -
   Payments on notes payable                                                   (3,010)               (163)
                                                                         ------------        ------------
         Net cash provided by (used in) financing activities                    6,274              (8,194)
                                                                         ------------        ------------
         Net decrease in cash and invested cash                               (23,312)            (30,219)
Cash and invested cash at beginning of period                                 123,351             163,984
                                                                         ------------        ------------
Cash and invested cash at end of period                                  $    100,039        $    133,765
                                                                         ============        ============

                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                                                             Accumulated
                                                                                                Other                     Total
                                                Preferred Stock           Common Stock       Comprehensive   Retained  Shareholders'
                                              Shares      Amounts      Shares      Amounts   Income (Loss)   Earnings     Equity
                                              ------      -------      ------      -------   -------------   --------     ------
Balance - December 31, 1999                  2,200,000   $ 175,700   13,680,421   $ 342,138  $    (31,135)  $ 244,000   $ 730,703

   Net loss                                          -           -            -           -             -      (2,051)     (2,051)
     Net unrealized gain on securities               -           -            -           -         3,420           -       3,420
                                                                                                                        ---------
   Comprehensive income                                                                                                     1,369
                                                                                                                        ---------
   Common stock retired                              -           -     (287,300)     (4,533)            -           -      (4,533)
   Common stock issued                               -           -       10,020           -             -           -           -
   Preferred dividends (7%)                          -           -            -           -             -      (1,925)     (1,925)
   Common dividends ($0.05/share)                    -           -            -           -             -        (670)       (670)
                                            ----------   ---------  -----------   ---------  ------------   ---------   ---------

Balance - March 31, 2000                     2,200,000   $ 175,700   13,403,141   $ 337,605  $    (27,715)  $ 239,354   $ 724,944
                                            ==========   =========  ===========   =========  ============   =========   =========

Balance - December 31, 2000                  2,200,000   $ 175,700   13,518,319   $ 340,269  $     (4,712)  $ 152,843   $ 664,100

   Net income                                        -           -            -           -             -       6,641       6,641
     Net unrealized gain on securities               -           -            -           -         9,751           -       9,751
                                                                                                                        ---------
   Comprehensive income, net of tax of
     $2,714                                                                                                                 16,392
                                                                                                                        ---------
   Common stock issued                               -           -       18,573         611             -           -         611
   Preferred stock conversion               (2,034,017)   (162,444)   4,460,561     162,444             -           -           -
   Preferred dividends (7%)                          -           -            -           -             -        (145)       (145)
   Common dividends ($0.05/share)                    -           -            -           -             -        (860)       (860)
                                            ----------   ---------  -----------   ---------  ------------   ---------   ---------

Balance - March 31, 2001                       165,983   $  13,256   17,997,453   $ 503,324  $      5,039   $ 158,479   $ 680,098
                                            ==========   =========  ===========   =========  ============   =========   =========

                             See accompanying notes

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars except per share amounts)



1.       Interim Financial Information

         The unaudited consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934. This report should be read in conjunction with the aforementioned Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of this information have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

2.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                 Three Months Ended March 31,
                                                                                  2001                  2000
                                                                                  ----                  ----
                  Numerator:
                      Net income (loss) - numerator for diluted
                         earnings per share                                    $    6,641            $   (2,051)
                      Less preferred dividends                                       (145)               (1,925)
                                                                               ----------            ----------

                      Numerator for basic earnings per share                   $    6,496            $   (3,976)
                                                                               ==========            ==========

                  Denominator:
                      Weighted average shares - denominator for
                         basic earnings per share                                  15,148                13,442

                  Effect of dilutive securities:
                      Assumed weighted average conversion of
                         preferred stock                                            3,176                     -
                      Employee stock options                                          284                     -
                                                                               ----------            ----------

                      Denominator for diluted earnings per share                   18,608                13,442
                                                                               ==========            ==========

                  Basic earnings (loss) per common share                       $     0.43            $   (0.30)
                                                                               ==========            =========

                  Diluted earnings (loss) per common share                     $     0.36            $   (0.30)
                                                                               ==========            =========

         In accordance with accounting principles generally accepted in the United States, the effect of dilutive securities was excluded from the calculation of the diluted loss per common share in the first quarter of 2000 as such inclusion would result in antidilution.

3.       Commitments and Contingencies

         For additional information, see Pending Legal Proceedings on pages F-29 through F-31 and Legal Proceedings on pages 13 through 15 of the Form 10-K for the year ended December 31, 2000, and Legal Proceedings on page 13 of this Form 10-Q.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations


Results of Operations

Operating Revenues

The Company reported operating revenue for the quarter ended March 31, 2001 of $426.1 million, which was an increase of 8.2% over the $393.8 million reported in the comparable quarter of 2000. The overall increase is the result of increased volumes of residential resale and refinancing transactions, reflecting a favorable interest rate environment which began in December 2000. Direct revenues grew 23.6% from $164.9 million in the first quarter of 2000 to $203.8 million in the first quarter of 2001. Due to the time lag in reporting, agency revenue was down slightly in the first quarter of 2001 compared to 2000.

The open order count registered for the first quarter of 2001 was almost 66.2% ahead of the count registered for the fourth quarter of 2000 and 48.6% ahead of the first quarter of 2000. In addition, the March order count was the strongest since October 1998, when the Company experienced its all time high, monthly open order count.

Investment Income

Investment income was $12.9 million in the first quarter of 2001 compared to $12.8 million in the first quarter of 2000. The increase was attributable to the effects of a larger investment base offset by slightly reduced yields.

Expenses

Operating expenses for the first quarter of 2001 totaled $428.2 million compared to $409.7 million in the first quarter of 2000. Agents' commissions decreased $3.7 million between the 2000 and 2001 quarters in direct relation to the decrease in agency revenue. Salary and related expenses were $140.9 million in the first quarter of 2001 compared to $121.0 million for the 2000 period which constitutes an increase of $19.8 million or 16%. This increase was due to an increase in variable compensation associated with the increase in direct revenue and the inclusion of recent acquisitions in the current quarter. Average same store staffing levels decreased to 7,900 in the 2001 quarter from 8,200 in the first quarter of 2000.

The provision for policy and contract claims decreased $0.7 million from the first quarter of 2000 to the first quarter of 2001 as a result of recognition of continued improvement in the Company's loss experience.

Net Income

The Company reported a net income of $6.6 million, or $0.36 per share on a diluted basis, for the quarter ended March 31, 2001, compared to a net loss of $2.1 million, or $0.30 per share on a diluted basis, for the quarter ended March 31, 2000. The 2001 first quarter results included a $0.3 million, or $0.01 per diluted share net of tax loss from the sale of investments.

In accordance with generally accepted accounting principles, the effect of dilutive securities was excluded from the calculation of the diluted loss per common share in the first quarter of 2000 as such inclusion would result in antidilution.

Liquidity and Capital Resources

Cash used in operating activities for the three months ended March 31, 2001 was $11.1 million. As of March 31, 2001, the Company held cash and invested cash of $97.3 million and fixed maturity securities of $816.5 million.

In addition, the Company has $32 million available under a credit facility which was unused at March 31, 2001.

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

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                             (dollars in thousands)

                                                                                                    2006 and                Fair
                                      2001         2002        2003         2004         2005         after      Total      Value
                                      ----         ----        ----         ----         ----         -----      -----      -----
Assets:
   Taxable available-for-sale
     securities:
  Book value                      $    9,129   $   32,146   $   41,112   $   31,941   $   48,435   $  315,110   $477,873   $482,861
  Average yield                         6.8%         6.3%         6.1%         7.1%         7.0%         7.1%

Non-taxable available-for-
  sale securities:
  Book value                           1,269        7,928       16,041       20,771       29,566      203,395    278,970    286,949
  Average yield                         4.4%         4.4%         5.0%         4.8%         4.6%         5.1%

Preferred stock:
  Book value                               -            -            -            -            -       50,821     50,821     46,657
  Average yield                            -            -            -            -            -         7.6%


The Company also has long-term debt of $205.5 million bearing interest at 6.79% at March 31, 2001. A 0.25% change in the interest rate would affect income before income taxes by approximately $0.5 million annually.


Forward-Looking and Cautionary Statements

Certain information contained in this Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Among other things, these statements relate to the financial condition, results of operation and business of the Company. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in its reports to shareholders. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. These forward-looking statements involve certain risks and uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Further, any such statement is specifically qualified in its entirety by the following cautionary statements.

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

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings

On February 22, 2001, the Norwest suit reported in the Registrant's Form 8-K filed on January 24, 2001, was dismissed with prejudice with respect to Commonwealth Land Title Insurance Company, a wholly owned subsidiary of Registrant, and its current and former employees named as defendants.

Item 6.      Exhibits and Reports on Form 8-K

a)    Exhibits
      --------

                Exhibit No.               Document
                -----------               --------

                    11          Statement re: Computation of Earnings Per Share.

b)   Reports on Form 8-K
     -------------------

     Form 8-K, filed January 26, 2001, reporting under Item 5 that Commonwealth Land Title Insurance Company, a wholly-owned subsidiary of the Company ("Commonwealth"), negotiated the settlement of a lawsuit filed on November 3, 1998 by Norwest Mortgage, Inc. and Norwest Funding, Inc. in the Superior Court for the County of Los Angeles, California, on behalf of itself and its current or former employees named as defendants.

     Form 8-K, filed January 30, 2001, reporting under Item 5 (i) that the Company issued a press release on January 30, 2001 relating to its operating results for the fourth quarter and fiscal year ended December 31, 2000; (ii) that the Company issued a press release on October 31, 2000 announcing the acquisition of Primis, Inc.; and (iii) that the Company received notification in January 2001 that Reliance Insurance Company ("Reliance") intended to engage in an underwritten offering of 4,039,473 shares of common stock that were issued to it in February 1998 in connection with the Company's acquisition of all of the outstanding capital stock of Commonwealth and Transnation Title Insurance Company from Reliance (the "Acquisition"), plus an additional 3,668,383 shares of common stock that it would receive upon conversion of shares of preferred stock issued to it in connection with the Acquisition.

     Form 8-K, filed February 16, 2001, reporting under Item 7 the filing of an Underwriting Agreement dated February 15, 2001, between the Company, Reliance and Credit Suisse First Boston Corporation, Morgan Stanley & Co. Incorporated and Bear, Stearns & Co. Inc.

     Form 8-K, filed February 26, 2001, reporting under Item 5 that Reliance sold 7,707,856 shares of the Company's common stock pursuant to an underwritten offering.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LANDAMERICA FINANCIAL GROUP, INC.
                                       ---------------------------------
                                         (Registrant)



Date:      May 11, 2001                  /s/ Charles Henry Foster, Jr.
       --------------------            -----------------------------------------
                                         Charles Henry Foster, Jr.
                                         Chairman and Chief Executive Officer





Date:      May 11, 2001                  /s/ G. William Evans
       --------------------            -----------------------------------------
                                         G. William Evans
                                         Executive Vice President and Chief
                                         Financial Officer

                                  EXHIBIT INDEX


No.               Description
---               -----------

11                Statement Re:  Computation of Earnings Per Share