Form 10-K/A
period 2000-12-31
LANDAMERICA FINANCIAL GROUP INC
filed 2001-06-29
CIK 877355

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


                                         LANDAMERICA FINANCIAL GROUP, INC.



                                         By: /s/ G. William Evans
                                             -----------------------------------
                                             G. William Evans
June 29, 2001                                Executive Vice President and
                                               Chief Financial Officer

                           ANNUAL REPORT ON FORM 10-K

                ITEM 8, ITEMS 14 (a)(1), (2) AND (3), (c) AND (d)

                        INDEX OF FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULES

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 2000

                        LANDAMERICA FINANCIAL GROUP, INC.

                               RICHMOND, VIRGINIA





         [Only the Index to Exhibits, with added Exhibit 18, is included in this section for purposes of the amended report]

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

     18         Letter re: Change in Accounting Principles.**

     21         Subsidiaries of the Registrant.*

     23         Consent of Ernst & Young LLP.*


*   Previously Filed
**  Filed Herewith