Form 10-Q
period 2001-06-30
LANDAMERICA FINANCIAL GROUP INC
filed 2001-08-13
CIK 877355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



        For Quarter Ended  June 30, 2001     Commission File No.  1-13990
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

                               Yes  X      No
                                  -----      -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, No Par Value     18,563,575           August 10, 2001
                                --------------------    -------------------

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


      Item 2.    Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations..............................10


      Item 3.    Quantitative and Qualitative Disclosures
                    about Market Risk......................................13


                            PART II.  OTHER INFORMATION

      Item 1.    Legal Proceedings.........................................14

      Item 4.    Submission of Matters to a Vote of Security Holders.......14

      Item 6.    Exhibits and Reports on Form 8-K..........................15

                 Signatures................................................16

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                           June 30,          December 31,
ASSETS                                                                       2001                2000
------                                                                       ----                ----
INVESTMENTS:
    Fixed maturities available-for-sale - at fair value
        (amortized cost:  2001 - $838,677; 2000 - $800,504)              $    839,985        $    796,842
    Equity securities - at fair value (cost: 2001 - $4,293;
        2000 - $4,285)                                                          3,243               3,235
    Mortgage loans (less allowance for doubtful accounts:
        2001 - $246; 2000 - $139)                                              34,409               9,652
    Invested cash                                                              66,683              80,976
                                                                         ------------        ------------

           Total Investments                                                  944,320             890,705

CASH                                                                           35,331              42,375

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts: 2001 -
        $3,640; 2000 - $2,230)                                                 10,724              11,011
    Premiums (less allowance for doubtful accounts: 2001 -
        $8,335; 2000 - $9,945)                                                 56,036              36,857
    Income tax recoverable                                                          -               4,479
                                                                         ------------        ------------

           Total Notes and Accounts Receivable                                 66,760              52,347

PROPERTY AND EQUIPMENT - at cost (less
    accumulated depreciation and amortization: 2001 -
    $110,343; 2000 - $92,715)                                                  67,095              61,599

TITLE PLANTS                                                                   92,393              91,609

GOODWILL (less accumulated amortization: 2001 -
    $36,576; 2000 - $32,072) (Note 4)                                         221,263             217,425

DEFERRED INCOME TAXES                                                         137,651             139,006

OTHER ASSETS                                                                  131,309             123,891
                                                                         ------------        ------------

           Total Assets                                                  $  1,696,122        $  1,618,957
                                                                         ============        ============

                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                            June 30,          December 31,
LIABILITIES                                                                  2001                 2000
-----------                                                                  ----                 ----
POLICY AND CONTRACT CLAIMS                                               $    557,139        $    556,798

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                         202,080             178,681

FEDERAL INCOME TAXES                                                            6,193                   -

NOTES PAYABLE                                                                 209,159             202,379

OTHER                                                                          18,238              16,999
                                                                         ------------        ------------

        Total Liabilities                                                     992,809             954,857
                                                                         ------------        ------------


COMMITMENTS AND CONTINGENCIES (Note 3)


SHAREHOLDERS' EQUITY

Preferred stock, no par value, authorized 5,000,000
    shares, no shares of Series A Junior Participating
    Preferred Stock issued or outstanding; shares of 7%
    Series B Cumulative Convertible Preferred Stock
    issued and outstanding: 2001 - 0; 2000 - 2,200,000                              -             175,700

Common stock, no par value, 45,000,000 shares
    authorized, shares issued and outstanding: 2001 -
    18,375,326; 2000 - 13,518,319                                             517,053             340,269

Accumulated other comprehensive income (loss)                                     167              (4,712)

Retained earnings                                                             186,093             152,843
                                                                         ------------        ------------

        Total Shareholders' Equity                                            703,313             664,100
                                                                         ------------        ------------

           Total Liabilities and Shareholders' Equity                    $  1,696,122        $  1,618,957
                                                                         ============        ============

                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                              Three Months Ended            Six Months Ended
                                                                   June 30,                     June 30,
                                                             2001           2000           2001            2000
                                                             ----           ----           ----            ----
REVENUES
    Title and other operating revenues:
        Direct operations                                 $  269,819     $  202,872     $  473,606     $  367,792
        Agency operations                                    271,307        251,331        493,616        480,192
                                                          ----------     ----------     ----------     ----------
                                                             541,126        454,203        967,222        847,984
    Investment income                                         12,864         12,647         25,782         25,420
    Loss on sales of investments                                (368)          (270)          (777)          (183)
                                                          ----------     ----------     ----------     ----------
                                                             553,622        466,580        992,227        873,221
                                                          ----------     ----------     ----------     ----------
EXPENSES
    Salaries and employee benefits                           165,708        128,336        306,585        249,383
    Agents' commissions                                      213,932        196,456        388,550        374,777
    Provision for policy and contract claims                  21,310         20,016         38,016         37,387
    Interest expense                                           3,315          3,359          6,982          6,741
    General, administrative and other                        104,802         91,538        197,163        181,166
                                                          ----------     ----------     ----------     ----------
                                                             509,067        439,705        937,296        849,454
                                                          ----------     ----------     ----------     ----------
INCOME BEFORE INCOME TAXES                                    44,555         26,875         54,931         23,767

INCOME TAX EXPENSE (BENEFIT)
    Current                                                   18,350          7,471         18,537          6,987
    Deferred                                                  (2,310)         1,668          1,238          1,094
                                                          ----------     ----------     ----------     ----------
                                                              16,040          9,139         19,775          8,081
                                                          ----------     ----------     ----------     ----------
NET INCOME                                                    28,515         17,736         35,156         15,686

DIVIDENDS - PREFERRED STOCK                                        -         (1,925)          (145)        (3,850)
                                                          ----------     ----------     ----------     ----------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS               $   28,515     $   15,811     $   35,011     $   11,836
                                                          ==========     ==========     ==========     ==========

NET INCOME PER COMMON SHARE                               $     1.58     $     1.18     $     2.11     $     0.88

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                        18,056         13,348         16,618         13,395

NET INCOME PER COMMON SHARE ASSUMING
    DILUTION                                              $     1.54     $     0.97     $     1.89     $     0.86

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING ASSUMING DILUTION                      18,535         18,242         18,568         18,286


                             See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                            (In thousands of dollars)
                                   (Unaudited)

                                                                              2001               2000
                                                                              ----               ----
Cash flows from operating activities:
   Net income                                                            $     35,156        $     15,686
     Depreciation and amortization                                             17,140              18,225
     Amortization of bond premium                                               1,085                 675
     Realized investment losses                                                   777                 855
     Deferred income tax                                                        1,265                (117)
     Change in assets and liabilities, net of businesses
       acquired:
       Notes receivable                                                           287                 622
       Premiums receivable                                                    (19,179)             (6,909)
       Income taxes receivable/payable                                         10,672               7,175
       Policy and contract claims                                                 341               2,383
       Accounts payable and accrued expenses                                   23,399              (7,850)
       Other                                                                  (11,381)             (7,484)
                                                                         ------------        ------------
         Net cash provided by operating activities                             59,562              23,261
                                                                         ------------        ------------
Cash flows from investing activities:
   Purchase of property and equipment, net                                    (17,783)             (9,103)
   Purchase of business, net of cash acquired                                  (2,779)            (12,881)
   Change in cash surrender value                                              (1,494)             (2,242)
   Cost of investments acquired:
     Fixed maturities - available-for-sale                                   (225,921)           (104,247)
     Equity securities                                                             (8)                  -
     Mortgage loans                                                           (27,057)             (1,891)
   Proceeds from investment sales or maturities:
     Fixed maturities - available-for-sale                                    185,885              83,710
     Mortgage loans                                                             2,300                   -
                                                                         ------------        ------------
         Net cash used in investing activities                                (86,857)            (46,654)
                                                                         ------------        ------------
Cash flows from financing activities:
   Proceeds from the sale of common shares                                      1,084                   -
   Cost of common shares repurchased                                                -              (4,240)
   Dividends paid                                                              (1,906)             (5,191)
   Proceeds from issuance of notes payable                                     10,000                   -
   Payments on notes payable                                                   (3,220)            (15,153)
                                                                         ------------        ------------
         Net cash provided by (used in) financing activities                    5,958             (24,584)
                                                                         ------------        ------------
         Net decrease in cash and invested cash                               (21,337)            (47,977)
Cash and invested cash at beginning of period                                 123,351             163,984
                                                                         ------------        ------------
Cash and invested cash at end of period                                  $    102,014        $    116,007
                                                                         ============        ============

                             See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                                                         Accumulated
                                                                                            Other                    Total
                                          Preferred Stock             Common Stock      Comprehensive   Retained  Shareholders'
                                        Shares      Amounts       Shares       Amounts  Income (Loss)   Earnings     Equity
                                        ------      -------       ------       -------  -------------   --------     ------
Balance - December 31, 1999            2,200,000   $ 175,700    13,680,421   $ 342,138    $(31,135)    $ 244,000   $ 730,703

   Net income                                  -           -             -           -           -        15,686      15,686
     Unrealized gain on securities             -           -             -           -       1,089             -       1,089
                                                                                                                   ---------
   Comprehensive income                        -           -             -           -           -             -      16,775
                                                                                                                   ---------
   Common stock issued                         -           -        15,895         666           -             -         666
   Common stock retired                        -           -      (287,300)     (4,906)          -             -      (4,906)
   Preferred dividends (7%)                    -           -             -           -           -        (3,850)     (3,850)
   Common dividends ($0.10/share)              -           -             -           -           -        (1,341)     (1,341)
                                      ----------   ---------   -----------   ---------    --------     ---------   ---------

Balance - June 30, 2000                2,200,000   $ 175,700    13,409,016   $ 337,898    $(30,046)    $ 254,495   $ 738,047
                                      ==========   =========   ===========   =========    ========     =========   =========

Balance - December 31, 2000            2,200,000   $ 175,700    13,518,319   $ 340,269    $ (4,712)    $ 152,843   $ 664,100

   Net income                                  -           -             -           -           -        35,156      35,156
     Unrealized gain on securities             -           -             -           -       4,879             -       4,879
                                                                                                                   ---------
   Comprehensive income                        -           -             -           -           -             -      40,035
                                                                                                                   ---------
   Common stock issued                         -           -        32,448       1,084           -             -       1,084
   Preferred stock conversion         (2,200,000)   (175,700)    4,824,559     175,700           -             -           -
   Preferred dividends (7%)                    -           -             -           -           -          (145)       (145)
   Common dividends ($0.10/share)              -           -             -           -           -        (1,761)     (1,761)
                                      ----------   ---------   -----------   ---------    --------     ---------   ---------

Balance - June 30, 2001                        -   $       -    18,375,326   $ 517,053    $    167     $ 186,093   $ 703,313
                                      ==========   =========   ===========   =========    ========     =========   =========


                             See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars except per share amounts)


1.       Interim Financial Information

         The unaudited consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934. This report should be read in conjunction with the aforementioned Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of this information have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

         Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

2.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months Ended        Six Months Ended
                                                  June 30,                  June 30,
                                             2001         2000         2001          2000
                                             ----         ----         ----          ----
Numerator:
    Net income - numerator for diluted
       earnings per share                   $28,515      $17,736      $35,156      $15,686
    Less preferred dividends                      -        1,925          145        3,850
                                            -------      -------      -------      -------

    Numerator for basic earnings per
       share                                $28,515      $15,811      $35,011      $11,836
                                            =======      =======      =======      =======

Denominator:
    Weighted average shares -
       denominator for basic earnings
       per share                             18,056       13,348       16,618       13,395

Effect of dilutive securities:
    Assumed weighted average
       conversion of preferred stock            275        4,825        1,709        4,825
    Employee stock options                      204           69          241           66
                                            -------      -------      -------      -------

    Denominator for diluted earnings
       per share                             18,535       18,242       18,568       18,286
                                            =======      =======      =======      =======

Basic earnings per common share             $  1.58      $  1.18      $  2.11      $  0.88
                                            =======      =======      =======      =======

Diluted earnings per common share           $  1.54      $  0.97      $  1.89      $  0.86
                                            =======      =======      =======      =======

3.       Commitments and Contingencies

         For additional information, see Pending Legal Proceedings on pages F-29, F-30 and F-31 and Legal Proceedings on pages 13, 14 and 15 of the Form 10-K for the fiscal year ended December 31, 2000, Legal Proceedings on page 13 of the Form 10-Q for the quarter ended March 31, 2001, and Legal Proceedings on page 14 of this Form 10-Q.


4.       Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142,"Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

         SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for the fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. The ultimate impact of the new accounting standards has yet to be determined.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


Results of Operations

Operating Revenues

Operating revenues for the second quarter of 2001 were $541.1 million, compared to $454.2 million in the second quarter of 2000. For the first six months of 2001, operating revenues were $967.2 million, compared to $848.0 million in the corresponding 2000 period. These increases are primarily the result of decreases in mortgage interest rates and the resultant increase in the amount of residential refinancing activity in 2001 compared to 2000.

Investment Income

Investment income in the first six months of 2001 was $25.8 million compared to $25.4 million in the first six months of 2000. This increase was attributable to an increase in the average amounts invested offset by a decrease in yields as the company transitioned a portion of its fixed maturity portfolio from taxable to non-taxable investments.

Expenses

Operating expenses for the second quarter of 2001 were $509.1 million compared to $439.7 million in the second quarter of 2000. Salary and related expenses increased from $128.3 million in the 2000 period to $165.7 million in the 2001 period, which constitutes an increase of 29%. This increase resulted from an increase in average staffing levels of 8,200 in the second quarter of 2000 to 9,200 in the second quarter 2001. Salary expense also increased in the 2001 period over the 2000 period due to incentive pay and overtime pay related to the increased business volumes. Agents' commissions increased $17.5 million from the second quarter of 2000, which is in direct proportion to the increase in agency revenues. General, administrative and other expenses increased $13.3 million for the quarter from the comparable period in 2000.

Operating expenses for the first six months of 2001 were $937.3 million compared to $849.5 million for the comparable period of 2000. Salary and related expenses were $306.6 million during the first six months of 2001 compared to $249.4 million in the same period of 2000, an increase of $57.2 million of which $40.0 million was related to incentive and overtime pay related to increased business volumes. In addition, this increase for the six month period was due to an increase in agents commissions, up $13.8 million when compared to the same period of 2000 which was in direct proportion to the increase in agency premiums. General, administrative and other expenses also increased $16.0 million when compared to the prior year.

The provision for policy and contract claims was 3.9% of operating revenue for the second quarter and first half of 2001 compared to 4.4% for the comparable periods of 2000. The decreased rate reflects recognition of improvement of the Company's loss experience.

Net Income

LandAmerica reported net income of $28.5 million, or $1.54 per share on a diluted basis, for the second quarter of 2001, compared to net income of $17.7 million, or $0.97 per share on a diluted basis, for the second quarter of 2000. The 2000 quarter included an after-tax loss on sales of investments of $178 thousand, or $0.01 per diluted share, compared to an after-tax loss of $235 thousand, or $0.01 per diluted share, in the corresponding quarter of 2001.

For the six months ended June 30, 2001, net income was $35.2 million, or $1.89 per share on a diluted basis, compared to $15.7 million, or $0.86 per share on a diluted basis, for the first six months of 2000. The first half of 2001 included an after-tax loss on sales of investments of $497 thousand, or $0.03 per diluted share, compared to a first half 2000 after-tax loss on sales of investments of $121 thousand, or $0.01 per diluted share.


Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2001 was $59.6 million. As of June 30, 2001, the Company held cash and invested cash of $102.0 million and fixed maturity securities of $840.0 million.

In addition, the Company has $32.0 million of unused availability under a credit facility at June 30, 2001.

During February, March and June 2001, 2.2 million shares of the Company's preferred stock were converted to common stock. This conversion will decrease the amount of preferred dividends paid by $7.7 million on an annual basis. The new common shares will require dividends at the same rate paid on all other outstanding common shares.

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

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                              ---------------------
                             (dollars in thousands)

                                                                                                 2006 and
                                    2001        2002         2003         2004         2005        after       Total    Fair Value
                                    ----        ----         ----         ----         ----        -----       -----    ----------
Assets:
   Taxable available-for-sale
     securities:
     Book value                  $  6,233   $   28,367   $   42,647   $   29,978   $   48,833   $  336,537    $492,595   $492,194
     Average yield                   6.9%         6.1%         5.9%         6.8%         6.9%         6.9%

   Non-taxable available-for-
     sale securities:
     Book value                  $  1,262   $    8,120   $   16,269   $   20,132   $   35,045   $  215,432    $296,260   $302,927
     Average yield                   4.4%         4.4%         5.0%         4.8%         4.4%         5.1%

   Preferred stock:
     Book value                  $      -   $        -   $        -   $        -   $        -   $   49,822    $ 49,822   $ 44,864
     Average yield                      -            -            -            -            -        7.9%


The Company also has variable rate long-term debt of $205.5 million bearing interest at 4.05% at June 30, 2001. A .25% change in the interest rate would affect income before income taxes by approximately $0.5 million annually.


Change in Accounting for Goodwill

In the fourth  quarter  of 2000 the  Company  elected  to change its  accounting policy for assessing the recoverability of goodwill from one based on undiscounted cash flows to one based on discounted cash flows. The Company believes that using the discounted cash flow approach to assess recoverability is a preferable policy as it is consistent with the methodology used by the Company to evaluate investment and acquisition decisions. In connection with this change, the Company incurred a non-cash pre-tax charge of $172.5 million related to the goodwill acquired through the 1998 acquisition of Commonwealth and Transnation. The discount rate used in determining discounted cash flows was 13.5% representing the Company's cost of capital. In originally evaluating this acquisition, the Company used discount rates ranging from 12% to 16% for discounting anticipated future cash flows. After recording this charge the remaining goodwill related to the Commonwealth and Transnation acquisition was $95.4 million.


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

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings

Commonwealth Land Title Company, a subsidiary of the Company, was recently served with a complaint in a putative class action suit filed on May 21, 2001 in the Superior Court of Los Angeles, California, Central District, entitled Thomas Branick and Ardra Campbell v. First American Title, et al. (Case No. BC 250923). The complaint, which names "Commonwealth Title" and numerous other title companies and lenders as defendants, purports to allege causes of action for unfair competition (Cal. Bus. & Prof. Codess.17200, et seq.) and unfair business practices (Cal. Bus. & Prof. Codess.1750, et seq.). Although the complaint contains no specific allegations against "Commonwealth Title", it generally alleges that the named defendants improperly charged recordation and other fees. The complaint prays for relief in the form of statutory penalties, restitution, injunctive relief, costs of suit and attorneys' fees. The complaint was only recently served, and no responsive pleadings have yet been filed, nor has discovery been propounded. Accordingly, because the suit is in its very early stages, no estimate of liability can yet be made.


Item 4.      Submission of Matters to a Vote of Security Holders

a) The Annual Meeting of Shareholders of the Company (the "Meeting") was held on May 22, 2001.

c) At the Meeting, the shareholders elected four directors to serve three-year terms and one director to serve a one-year term. The voting with respect to each nominee was as follows:

                                                            Votes       Broker
               Nominee               Term     Votes For    Withheld    Non-Votes
               -------               ----     ---------    --------    ---------

         Theodore L. Chandler, Jr.     3     16,554,797     78,699         0
         Charles H. Foster, Jr.        3     16,554,340     79,156         0
         Robert T. Skunda              3     16,551,079     82,417         0
         Thomas G. Snead, Jr.          1     16,548,855     84,641         0
         Marshall B. Wishnack          3     16,555,797     77,699         0

         The terms of office of the following directors continued after the meeting: Janet A. Alpert, Michael Dinkins, James Ermer, John P. McCann, Robert F. Norfleet, Jr., Julious P. Smith, Jr., and Eugene P. Trani.

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



                                         LANDAMERICA FINANCIAL GROUP, INC.
                                         ---------------------------------------
                                         (Registrant)





Date:      August 13, 2001               /s/ Charles Henry Foster, Jr.
       -----------------------           ---------------------------------------
                                         Charles Henry Foster, Jr.
                                         Chairman and Chief Executive Officer





Date:      August 13, 2001               /s/ G. William Evans
       -----------------------           ---------------------------------------
                                         G. William Evans
                                         Executive Vice President and Chief
                                           Financial Officer

                                  EXHIBIT INDEX

Exhibit
  No.             Document
  ---             --------

  11              Statement Re: Computation of Earnings Per Share.