Form 10-Q
period 2001-09-30
LANDAMERICA FINANCIAL GROUP INC
filed 2001-11-14
CIK 877355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   September 30, 2001             Commission File No.  1-13990
                  ----------------------                               ---------



                        LANDAMERICA FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)



                 Virginia                                  54-1589611
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)



     101 Gateway Centre Parkway
     Richmond, Virginia                                    23235-5153
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

                                Yes _X_   No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common Stock, No Par Value    18,581,112        November 8, 2001
                                        ----------------   ---------------------

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

            Consolidated Statements of Cash Flows..........................6

            Consolidated Statements of Changes in
               Shareholders' Equity........................................7

            Notes to Consolidated Financial Statements.....................8


Item 2.     Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations..................................10


Item 3.     Quantitative and Qualitative Disclosures
               about Market Risk..........................................13


                       PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K..............................14

            Signatures....................................................15

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                    September 30,        December 31,
ASSETS                                                                  2001                 2000
------                                                                  ----                 ----
INVESTMENTS:
    Fixed maturities available-for-sale - at fair value
        (amortized cost: 2001 - $840,224; 2000 - $800,504)         $     861,220        $     796,842
    Equity securities - at fair value (cost: 2001 - $4,219;
        2000 - $4,285)                                                     2,372                3,235
    Mortgage loans (less allowance for doubtful accounts:
        2001 - $196; 2000 - $139)                                         14,344                9,652
    Invested cash                                                         58,744               80,976
                                                                   -------------        -------------

           Total Investments                                             936,680              890,705

CASH                                                                      24,075               42,375

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts: 2001 -
        $4,779; 2000 - $2,230)                                            11,073               11,011
    Premiums (less allowance for doubtful accounts: 2001 -
        $7,022; 2000 - $9,945)                                            52,002               36,857
    Income tax recoverable                                                     -                4,479
                                                                   -------------        -------------

           Total Notes and Accounts Receivable                            63,075               52,347

PROPERTY AND EQUIPMENT - at cost (less accumulated
    depreciation and amortization: 2001 - $113,751; 2000 -
    $92,715)                                                              68,633               61,599

TITLE PLANTS                                                              92,704               91,609

GOODWILL (less accumulated amortization: 2001 -
    $38,671; 2000 - $32,072) (Note 4)                                    232,409              217,425

DEFERRED INCOME TAXES                                                    125,537              139,006

OTHER ASSETS                                                             128,639              123,891
                                                                   -------------        -------------

           Total Assets                                            $   1,671,752        $   1,618,957
                                                                   =============        =============


                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                    September 30,        December 31,
LIABILITIES                                                             2001                 2000
-----------                                                             ----                 ----
POLICY AND CONTRACT CLAIMS                                         $     557,765        $     556,798

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                    136,853              178,681

FEDERAL Income taxES                                                      10,921                    -

NOTES PAYABLE                                                            208,478              202,379

OTHER                                                                     19,806               16,999
                                                                   -------------        -------------

        Total Liabilities                                                933,823              954,857
                                                                   -------------        -------------


COMMITMENTS AND CONTINGENCIES (Note 3)


SHAREHOLDERS' EQUITY
--------------------

Preferred stock, no par value, authorized 5,000,000 shares,
    no shares of Series A Junior Participating Preferred
    Stock issued or outstanding; shares of 7% Series B
    Cumulative Convertible Preferred Stock issued and
    outstanding: 2001 - 0; 2000 - 2,200,000                                    -              175,700

Common stock, no par value, 45,000,000 shares
    authorized, shares issued and outstanding: 2001 -
    18,579,363; 2000 - 13,518,319                                        521,567              340,269

Accumulated other comprehensive gain (loss)                               12,448               (4,712)

Retained earnings                                                        203,914              152,843
                                                                   -------------        -------------

        Total Shareholders' Equity                                       737,929              664,100
                                                                   -------------        -------------

           Total Liabilities and Shareholders' Equity              $   1,671,752        $   1,618,957
                                                                   =============        =============


                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                     2001             2000              2001             2000
                                                     ----             ----              ----             ----
REVENUES
    Title and other operating revenues:
        Direct operations                        $    250,665     $    195,353      $    724,271     $    563,145
        Agency operations                             277,367          244,280           770,983          724,472
                                                 ------------     ------------      ------------     ------------
                                                      528,032          439,633         1,495,254        1,287,617
    Investment income                                  12,507           12,724            38,289           38,144
    Gain (loss) on sales of investments                   542               39              (235)            (144)
                                                 ------------     ------------      ------------     ------------
                                                      541,081          452,396         1,533,308        1,325,617
                                                 ------------     ------------      ------------     ------------
EXPENSES
    Salaries and employee benefits                    164,148          129,931           470,733          379,314
    Agents' commissions                               219,426          191,509           607,976          566,286
    Provision for policy and contract claims           20,789           19,340            58,805           56,727
    Interest expense                                    2,943            3,412             9,925           10,153
    Amortization of intangibles                         2,475            2,821             7,328            8,343
    Exit and termination costs                              -            2,179                 -            2,179
    General, administrative and other                 102,005           91,337           294,315          266,981
                                                 ------------     ------------      ------------     ------------
                                                      511,786          440,529         1,449,082        1,289,983
                                                 ------------     ------------      ------------     ------------
INCOME BEFORE INCOME TAXES                             29,295           11,867            84,226           35,634

INCOME TAX EXPENSE (BENEFIT)
    Current                                             5,332            6,018            23,869           13,005
    Deferred                                            5,213           (1,983)            6,451             (889)
                                                 ------------     ------------      ------------     ------------
                                                       10,545            4,035            30,320           12,116
                                                 ------------     ------------      ------------     ------------
NET INCOME                                             18,750            7,832            53,906           23,518

DIVIDENDS - PREFERRED STOCK                                 -           (1,925)             (145)          (5,775)
                                                 ------------     ------------      ------------     ------------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS      $     18,750     $      5,907      $     53,761     $     17,743
                                                 ============     ============      ============     ============

NET INCOME PER COMMON SHARE                      $       1.02     $       0.44      $       3.12     $       1.32

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                 18,418           13,431            17,240           13,408

NET INCOME PER COMMON SHARE ASSUMING
    DILUTION                                     $       1.01     $       0.43      $       2.91     $       1.28

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING ASSUMING DILUTION               18,567           18,403            18,525           18,314



                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                            (In thousands of dollars)
                                   (Unaudited)

                                                                              2001                 2000
                                                                              ----                 ----
Cash flows from operating activities:
   Net income                                                             $     53,906         $     23,518
     Depreciation and amortization                                              26,276               27,127
     Amortization of bond premium                                                2,134                1,017
     Realized investment losses                                                    235                  144
     Deferred income tax                                                         6,451                 (889)
     Change in assets and liabilities, net of businesses acquired:
       Notes receivable                                                            (62)               1,024
       Premiums receivable                                                     (15,145)                 152
       Income taxes receivable/payable                                          15,400               10,371
       Policy and contract claims                                                  967                4,843
       Accounts payable and accrued expenses                                   (41,828)              (8,264)
       Other                                                                    (7,329)              (7,312)
                                                                          ------------         ------------
         Net cash provided by operating activities                              41,005               51,731
                                                                          ------------         ------------
Cash flows from investing activities:
   Purchase of property and equipment, net                                     (25,982)             (15,438)
   Purchase of business, net of cash acquired                                  (16,227)             (12,507)
   Change in cash surrender value                                               (1,476)              (1,637)
   Cost of investments acquired:
     Fixed maturities - available-for-sale                                    (286,172)            (180,073)
     Equity securities                                                              (8)                   -
     Mortgage loans                                                            (42,016)              (9,471)
   Proceeds from investment sales or maturities:
     Fixed maturities - available-for-sale                                     244,158              151,823
     Mortgage loans                                                             37,324                6,374
                                                                          ------------         ------------
         Net cash used in investing activities                                 (90,399)             (60,929)
                                                                          ------------         ------------
Cash flows from financing activities:
   Proceeds from the sale of common shares                                       5,598                2,572
   Cost of common shares repurchased                                                 -               (4,906)
   Dividends paid                                                               (2,835)              (7,790)
   Proceeds from issuance of notes payable                                     160,000                3,900
   Payments on notes payable                                                  (153,901)             (31,053)
                                                                          ------------         ------------
         Net cash provided by (used in) financing activities                     8,862              (37,277)
                                                                          ------------         ------------
         Net decrease in cash and invested cash                                (40,532)             (46,475)
Cash and invested cash at beginning of period                                  123,351              163,984
                                                                          ------------         ------------
Cash and invested cash at end of period                                   $     82,819         $    117,509
                                                                          ============         ============


                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                                                            Accumulated
                                          Preferred Stock              Common Stock            Other                      Total
                                          ---------------              ------------        Comprehensive   Retained    Shareholders'
                                        Shares       Amounts       Shares        Amounts   Income (Loss)   Earnings       Equity
                                        ------       -------       ------        -------   -------------   --------       ------
Balance - December 31, 1999            2,200,000    $ 175,700    13,680,421    $ 342,138    $   (31,135)   $ 244,000    $ 730,703

   Net income                                  -            -             -            -              -       23,518       23,518
     Unrealized gain on securities             -            -             -            -          7,804            -        7,804
                                                                                                                        ---------
   Comprehensive income                        -            -             -            -              -            -       31,322
                                                                                                                        ---------
   Common stock issued                         -            -       111,198        2,572              -            -        2,572
   Common stock retired                        -            -      (287,300)      (4,906)             -            -       (4,906)
   Preferred dividends (7%)                    -            -             -            -              -       (5,775)      (5,775)
   Common dividends ($0.15/share)              -            -             -            -              -       (2,015)      (2,015)
                                       ---------    ---------    ----------    ---------    -----------    ---------    ---------

Balance - September 30, 2000           2,200,000    $ 175,700    13,504,319    $ 339,804    $   (23,331)   $ 259,728    $ 751,901
                                       =========    =========    ==========    =========    ===========    =========    =========

Balance - December 31, 2000            2,200,000    $ 175,700    13,518,319    $ 340,269    $    (4,712)   $ 152,843    $ 664,100

   Net income                                  -            -             -            -              -       53,906       53,906
     Unrealized gain on securities             -            -             -            -         17,160            -       17,160
                                                                                                                        ---------
   Comprehensive income                        -            -             -            -              -            -       71,066
                                                                                                                        ---------
   Common stock issued                         -            -       236,485        5,598              -            -        5,598
   Preferred stock conversion          (2,200,000)   (175,700)    4,824,559      175,700              -            -            -
   Preferred dividends (7%)                    -            -             -            -              -         (145)        (145)
   Common dividends ($0.15/share)              -            -             -            -              -       (2,690)      (2,690)
                                       ---------    ---------    ----------    ---------    -----------    ---------    ---------

Balance - September 30, 2001                   -     $      -    18,579,363    $ 521,567    $    12,448    $ 203,914    $ 737,929
                                       =========    =========    ==========    =========    ===========    =========    =========

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

2.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended          Nine Months Ended
                                                              September 30,               September 30,
                                                           2001          2000          2001          2000
                                                           ----          ----          ----          ----
     Numerator:
         Net income - numerator for diluted
            earnings per share                           $ 18,750      $  7,832      $ 53,906      $ 23,518
         Less preferred dividends                               -         1,925           145         5,775
                                                         --------      --------      --------      --------

         Numerator for basic earnings per share          $ 18,750      $  5,907      $ 53,761      $ 17,743
                                                         ========      ========      ========      ========

     Denominator:
         Weighted average shares -
            denominator for basic earnings per
            share                                          18,418        13,431        17,240        13,408

     Effect of dilutive securities:
         Assumed weighted average
            conversion of preferred stock                       -         4,824         1,125         4,824
         Employee stock options                               149           148           160            82
                                                         --------      --------      --------      --------

         Denominator for diluted earnings per
            share                                          18,567        18,403        18,525        18,314
                                                         ========      ========      ========      ========

         Basic earnings per common share                    $1.02         $0.44         $3.12         $1.32
                                                            =====         =====         =====         =====

         Diluted earnings per common share                  $1.01         $0.43         $2.91         $1.28
                                                            =====         =====         =====         =====

3.   Commitments and Contingencies

     For additional information, see Pending Legal Proceedings on pages F-29, F-30 and F-31 and Legal Proceedings on pages 13, 14 and 15 of the Form 10-K for the fiscal year ended December 31, 2000, Legal Proceedings on page 13 of the Form 10-Q for the quarter ended March 31, 2001, and Legal Proceedings on page 14 of the Form 10-Q for the period ended June 30, 2001.

4.   Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement applies to all business combinations initiated after June 30, 2001.

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

5.   Subsequent Event

     The Company recently determined that it would no longer pursue the development of TitleQuest, its back office title production software. On November 5, 2001, approximately forty employees of Elliptus Technologies, Inc., the Company's technology subsidiary, were terminated in connection with the decision. The Company expects to record a non-cash, after-tax charge of approximately $7.2 million in the fourth quarter 2001 relating to the TitleQuest project. The decision is not expected to have a material effect on the Company's operations.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations


Results of Operations

Operating Revenues

Operating revenues for the third quarter and first nine months of 2001 exceeded the levels experienced in the comparable periods of 2000 as lower mortgage rates sparked heightened levels of refinancing activity. Revenues for the third quarter were $528.0 million or 20% over the $439.6 million reported for the prior year's third quarter. In the first nine months of 2001 revenues were $1.50 billion compared to $1.29 billion reported in the same period of 2000.

In both the three and nine month periods of 2001, the revenue increases compared to the same periods of 2000 were stronger in the direct operations than agency operations. Agency revenues are recognized as they are reported, and the lag compared to the direct revenue increase is expected.

Open order counts were 250,000 in the third quarter of 2001 compared to 172,100 in the third quarter of 2000.

Investment Income

Investment income in the first nine months of 2001 was $38.3 million compared to $38.1 million in the first nine months of 2000.

Expenses

Operating expenses for the third quarter of 2001 were $511.8 million compared to $440.5 million for the third quarter of 2000 and were $1.45 billion in the first nine months of 2001 compared to $1.29 billion in the first nine months of 2000. Salaries and employee benefits increased in the 2001 periods over the prior year periods principally as a result of increased staffing levels required by higher business volumes and higher levels of variable pay associated with the increased revenue and improved profitability. Commissions retained by agents increased in direct proportion to the volume of agency revenue reported. General administrative and other expenses increased primarily as a result of higher business volumes.

The provision for policy and contract claims was $20.8 million in the third quarter of 2001 compared to $19.3 million in the third quarter of 2000. In the nine months ended September 30, 2001 this provision was $58.8 million compared to $56.7 million in the comparable period of 2000. These increases are the result of a higher level of business written offset by improved experience particularly related to the refinance book of business.

Net Income

LandAmerica reported net income of $18.8 million, or $1.01 per share on a diluted basis, for the third quarter of 2001, compared to net income of $7.8 million, or $0.43 per share on a diluted basis, for the third quarter of 2000. The results for the third quarter of 2000 were impacted by a one time after-tax charge of $1.4 million, or $0.08 per diluted share, for personnel and termination costs related to the Data Trace joint venture entered into during that period.

For the nine months ended September 30, 2001, net income was $53.9 million, or $2.91 per share on a diluted basis, compared to $23.5 million, or $1.28 per share on a diluted basis, for the first nine months of 2000. The first nine months of 2001 included an after-tax loss on sales of investments of $0.2 million compared to an after-tax loss on sales of investments of $0.1 million for the first nine months of 2000, both less than $0.01 per diluted share. The 2000 nine month period was also impacted by the one time after-tax charges of $1.4 million, or $0.08 per diluted share, related to the joint venture noted above.


Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2001 was $41.0 million. As of September 30, 2001, the Company held cash and invested cash of $82.8 million and fixed maturity securities of $861.2 million.

In addition, the Company has $94.5 million of unused availability under a credit facility at September 30, 2001.

During February, March and June 2001, 2.2 million shares of the Company's preferred stock were converted to common stock. This conversion decreases the amount of preferred dividends paid by $7.7 million on an annual basis. The new common shares will require dividends at the same rate paid on all other outstanding common shares.

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

                                                              Interest Rate Sensitivity
                                                       Principal Amount by Expected Maturity
                                                               Average Interest Rate
                                                               ---------------------
                                                               (dollars in thousands)


                                                                                      2006 and                Fair
                                  2001       2002       2003       2004       2005      after     Total       Value
                                  ----       ----       ----       ----       ----      -----     -----       -----
Assets:
   Taxable
     available-for-sale
     securities:
     Book value                  $3,717    $25,277    $40,976    $27,471    $51,481   $343,822   $492,744   $506,423
     Average yield                 6.8%       6.1%       5.8%       6.8%       6.8%       6.8%

   Non-taxable
     available-for-sale
     securities:
     Book value                     25      8,094     16,237     18,039     33,876    221,494    297,765     309,488
     Average yield                5.3%       4.4%       5.0%       4.7%       4.4%       4.9%

   Preferred stock:
     Book value                      -         -          -          -          -      49,715     49,715      45,309
     Average yield                   -         -          -          -          -        7.7%



The Company also has variable rate long-term debt of $55.5 million bearing interest at 4.03% at September 30, 2001. A .25% change in the interest rate would affect income before income taxes by approximately $0.1 million annually.


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

a)    Exhibits
      --------

             Exhibit No.                Document
             -----------                --------

                 11             Statement re: Computation of Earnings Per Share.


b)    Reports on Form 8-K
      -------------------

      Form 8-K, filed September 6, 2001, reporting under Item 5 that the Company issued a press release on September 4, 2001 relating to the Company's issuance of $150 million of senior notes through a private placement managed by First Union Securities, Inc. and SunTrust Equitable Securities.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            LANDAMERICA FINANCIAL GROUP, INC.
                                            ------------------------------------
                                                       (Registrant)





Date:     November 12, 2001                 /s/ Charles Henry Foster, Jr.
      -------------------------             ------------------------------------
                                            Charles Henry Foster, Jr.
                                            Chairman and Chief Executive Officer





Date:     November 12, 2001                /s/ G. William Evans
      --------------------------           ------------------------------------
                                            G. William Evans
                                            Executive Vice President and Chief
                                              Financial Officer

                                  EXHIBIT INDEX


  Exhibit
     No.          Document
     ---          --------

    11            Statement Re: Computation of Earnings Per Share.