Form 10-K405
period 2001-12-31
LANDAMERICA FINANCIAL GROUP INC
filed 2002-03-29
CIK 877355

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001

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

     The aggregate market value of voting stock held by non-affiliates of the registrant on March 18, 2002 was approximately $594.9 million. Executive officers and directors of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     The number of shares of Common Stock, without par value, outstanding on March 18, 2002 was 18,550,924.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the 2002 Annual Meeting of Shareholders (to be filed) are incorporated by reference into Part III hereof.

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

Overview of the Company's Operations

     Title Insurance. The Company issues title insurance policies through its various title underwriting subsidiaries. The Company's three principal title underwriting subsidiaries are Commonwealth Land Title Insurance Company ("Commonwealth"), Lawyers Title Insurance Corporation ("Lawyers Title") and Transnation Title Insurance Company ("Transnation"). The Company also owns six other title insurance underwriters, including Commonwealth Land Title Insurance Company of New Jersey, Title Insurance Company of America and Industrial Valley Title Insurance Company. The collective operations of these subsidiaries cover the entire United States (with the exception of Iowa, which does not recognize title insurance), certain territories of the United States and Canada.

     In connection with the issuance of title insurance policies, the Company performs title search and examination services and also offers closing protection letters to lenders and owners who purchase title insurance. The Company also furnishes certificates of title and abstracts of title in some states.

     Escrow and Closing Services. In addition to the issuance of title insurance policies, the Company provides escrow and closing services to a broad-based customer group that includes lenders, developers, real estate agents, attorneys and home buyers and sellers. In California and a number of western states, it is a general practice, incident to the issuance of title insurance policies, to hold funds and documents in escrow for delivery in real estate transactions upon fulfillment of the conditions to such delivery. In the mid-western states, Florida and some eastern cities, it is customary for the title company to close the transaction and disburse the sale or loan proceeds. Fees for such escrow and closing services are generally separate and distinct from premiums paid for title insurance policies and other real estate-related services.

     Real Estate Transaction Management Services. Through its LandAmerica OneStop operation, the Company offers to the national and regional mortgage lending community a full range of integrated residential real estate services and the ability to manage the delivery of those services through a centralized source. LandAmerica OneStop provides these mortgage originators with a single, convenient point of contact through which they may place all of their orders for title insurance and real estate-related services. The transaction management services of LandAmerica OneStop include the coordination and delivery of title insurance, credit reporting, flood certification, property appraisal and valuation, closing and escrow services, real estate tax services, document preparation and property inspections. These services are provided by LandAmerica OneStop, other subsidiaries of the Company or through joint ventures or strategic alliances with third parties.

     The Company also is a provider of certain specialized services usually associated with real estate transactions through LandAmerica Exchange Company. LandAmerica Exchange Company facilitates property exchanges pursuant to Section 1031 of the Internal Revenue Code generally by holding the sale proceeds from one transaction until a second acquisition occurs, thereby assisting customers in deferring the recognition of taxable income.

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

Title Insurance and Underwriting

     Title Insurance. Title insurance policies are insured statements of the condition of title to real property. Such policies indemnify the insured from losses resulting from certain outstanding liens, encumbrances and other defects in title to real property that appear as matters of public record, and from certain other matters not of public record. Title insurance is generally accepted as the most efficient means of determining title to, and priority of interests in, real estate in nearly all parts of the United States. Many of the principal customers of title insurance companies buy insurance for the accuracy and reliability of the title search as well as for the indemnity features of the policy. The beneficiaries of title insurance policies are generally owners or buyers of real property or parties who make loans using real property as security. An owner's policy protects the named insured against title defects, liens and encumbrances existing as of the date of the policy and not specifically excluded or excepted from its provisions, while a lender's policy, in addition to the foregoing, insures against the invalidity of the lien of the insured mortgage and insures the priority of the lien as stated in the title policy.

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

     The Company owns a number of title plants and in some areas leases or participates with other title insurance companies or agents in the cooperative operation of such plants. Title plants are compilations of copies of public records, maps and documents that are indexed to specific properties in an area, and they serve to facilitate the preparation of title reports. In many of the larger markets, the title plant and search procedures have been automated. To maintain the value of the title plants, the Company continually updates its records by regularly adding current information from the public records and other sources. In this way, the Company maintains the ability to produce quickly and at a reduced expense a statement of the instruments that constitute the chain of title to a particular property.

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

     In the ordinary course of business, the Company's underwriting subsidiaries represent and defend the interests of their insureds, and provide on the Company's consolidated books for estimated losses and loss adjustment expenses. Title insurers are sometimes subject to unusual claims (such as claims of Indian tribes to land formerly inhabited by them) and to claims arising outside the insurance contract, such as for alleged negligence in search, examination or closing, alleged improper claims handling and alleged bad faith. The damages alleged in such claims arising outside the insurance contract may exceed the stated liability limits of the policies involved. While the Company in the ordinary course of its business has been subject from time to time to these types of claims, the Company's losses to date on such claims have not been significant in number or material in dollar amount to the Company's financial condition.

     Liabilities for estimated losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2001. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the reserves for losses and loss adjustment expenses are adequate. Independent actuaries review the adequacy of reserves on an interim basis and certify as to their adequacy on an annual basis. The reserve estimates are continually reviewed and adjusted as the Company's loss experience develops or new information becomes known. Any adjustments to loss reserve estimates are included as a current operating expense. The provision for policy and contract claims as a percentage of operating revenues for the fiscal years ended December 31, 2001, 2000 and 1999 was 4.0%, 4.4% and 4.9%, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

     The Company generally pays losses in cash; however, it sometimes settles claims by purchasing the interest of the insured in the real property or the interest of the claimant adverse to the insured. Assets acquired in this manner are carried at the lower of cost or estimated realizable value, net of any indebtedness thereon.

     Standard & Poors Corporation ("S&P") has assigned a financial strength rating of "A-" to the title insurance operations of the Company. According to S&P, an insurer rated "A" has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings, and the minus (-) rating indicates relative standing within the "A" category. S&P assigns a ratings outlook along with its letter ratings to indicate its expectations of trends that relate to the financial strength rating for the rated company. The ratings outlook assigned by S&P may be either "positive," "stable" or "negative." According to S&P, the ratings outlook for the Company is "stable." Fitch, Inc. ("Fitch") has assigned an "A" rating to the financial strength of the Company. According to Fitch, an "A" rating is assigned to those companies that possess strong capacity to meet policyholder and contract obligations, where risk factors are moderate and the impact of any adverse business and economic factors is expected to be small. Fitch also assigns a ratings outlook along with its letter ratings to indicate its expectations of trends that relate to the financial strength rating for the rated company. The ratings outlook assigned by Fitch may be either "positive," "stable" or "negative." According to Fitch, the ratings outlook for the Company is "stable." The S&P and Fitch ratings are not designed for the protection of investors and do not constitute recommendations to buy, sell or hold any security.

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

Reinsurance and Coinsurance

     The Company distributes large title insurance risks through the mechanisms of reinsurance and coinsurance. In reinsurance agreements, the reinsurer accepts that part of the risk the primary insurer (the "ceding company" or "ceder") decides not to retain in consideration for a portion of the premium. A number of factors may enter into a company's decision to reinsure, including retention limits imposed by state law, customer demands and the risk retention philosophy of the company. The ceder, however, remains liable to the insured for the total risk, whether or not the reinsurer meets its obligation. The Company may reinsure from among its own title insurance subsidiaries or may reinsure with unaffiliated reinsurers. As a general rule, when the Company purchases reinsurance on a particular risk from unaffiliated reinsurers, it will generally retain a primary risk of $5.0 million and may participate with such reinsurers on liability amounts above the primary level on a secondary level. Reinsurance is generally purchased from unaffiliated reinsurers if the risk is greater than $300.0 million.

     The Company's title insurance subsidiaries assume reinsurance from unaffiliated title insurance underwriters pursuant to a standard reinsurance agreement concerning specific title insurance risks for properties on which they assume a portion of the liability. The Company's title insurance subsidiaries have entered into numerous reinsurance agreements with other title insurance underwriters on specific transactions. The Company's exposure on all reinsurance assumed is reduced due to the ceding company's retention of a substantial amount of primary risk. In addition, exposure under these agreements generally ceases upon a transfer of the insured properties and, with respect to insured loans, is decreased by reductions in mortgage loan balances. Because of this, the actual exposure is much less than the total reinsurance the Company has assumed. The Company provides loss reserves on assumed reinsurance business on a basis consistent with reserves for direct business.

     The Company utilizes coinsurance to enable it to provide coverage in amounts greater than it would be willing or able to undertake individually. In coinsurance transactions, each individual underwriting company issues a separate policy and assumes a fraction of the overall total risk. Each coinsurer is liable only for the particular fraction of the risk it assumes.

     The Company's title insurance subsidiaries enter into reinsurance and coinsurance arrangements with most of the larger participants in the title insurance market and such arrangements are not materially concentrated with any single title insurance company. Revenues and claims from reinsurance are not material to the Company's business as a whole.

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

Title Insurance Revenues

     The table below sets forth, for the years ended December 31, 2001, 2000 and 1999, the approximate dollars and percentages of the Company's revenues for the ten states representing the largest percentages of such revenues and for all other states combined:

                                Revenues by State
                             (Dollars in thousands)

                                          Years Ended December 31,
                       ------------------------------------------------------------
                                2001                2000                 1999
                       ------------------   ------------------  -------------------
Texas                  $  299,688    14.1%  $  277,547    15.9%  $  275,271    13.8%
California                254,281    12.0%     195,016    11.1%     222,319    11.1%
Florida                   139,756     6.6%     136,976     7.8%     168,808     8.4%
Michigan                  130,499     6.2%      96,688     5.5%     111,992     5.6%
Pennsylvania              130,282     6.1%     117,131     6.7%     138,028     6.9%
New York                  109,592     5.2%      98,041     5.6%     113,510     5.7%
Colorado                   82,485     3.9%      48,357     2.8%      53,530     2.7%
New Jersey                 78,022     3.7%      74,620     4.3%      76,897     3.8%
Virginia                   70,214     3.3%      56,290     3.2%      53,511     2.7%
Arizona                    64,207     3.0%      52,759     3.0%      60,914     3.0%
Other                     656,022    31.0%     553,060    31.5%     657,802    32.9%
                       ----------   -----   ----------   -----   ----------   -----
Total Title Revenues    2,015,048    95.1%   1,706,485    97.4%   1,932,582    96.6%

Non-Title Revenues        104,426     4.9%      44,785     2.6%      67,432     3.4%
                       ----------   -----   ----------   -----   ----------   -----

Total Revenues         $2,119,474   100.0%  $1,751,270   100.0%  $2,000,014   100.0%
                       ==========   =====   ==========   =====   ==========   =====

Sales and Marketing

     The Title Insurance Market. For sales and marketing purposes, the Company generally views residential real estate activities and commercial real estate activities as two distinct sources of title insurance business. Residential real estate business results from the construction, sale, resale and refinancing of residential properties, while commercial real estate business results from similar activities with respect to properties with a business or commercial use. The Company has emphasized the development of its residential real estate business over the last decade, while maintaining a leadership position in insuring commercial real estate transactions. Although precise data is not available to compare the percentage of total premium revenues of the Company derived from commercial versus residential real estate activities, approximately 83% of such revenues in 2001 resulted from policies providing coverage of $1.0 million or less (which tend to be residential) and approximately 17% of such revenues resulted from policies providing coverage in excess of $1.0 million.

     Residential Transactions. The Company's primary source of residential business is from the local real estate community, such as attorneys, real estate brokers and developers, financial institutions, mortgage brokers and independent escrow agents. Maintenance and expansion of these referral sources is integral to the Company's marketing strategy for local residential business. Although most of the Company's residential business arises from these local relationships, large national and regional residential mortgage originators continue to expand their role in the residential real estate market. These lenders are attracted to title insurance providers who can offer a centralized source for title insurance and a broad array of services related to residential real estate transactions. The Company has responded to this trend in the market by establishing LandAmerica OneStop as a transaction manager offering a single, convenient point of contact through which national and regional mortgage lenders can place orders for title insurance and other services related to real estate transactions. See "Overview of the Company's Operations - Real Estate Transaction Management Services."

     The Company continues to develop its national affiliated agency relationships that include builders, realtors, lenders and vendor managers. Often these relationships attract residential transactions on a regional or statewide basis.

     Commercial Transactions. The Company is one of the leading providers of title insurance for commercial transactions. The Company's National Commercial Services ("NCS") division specializes in the sale and servicing of title insurance for complex commercial and multi-property transactions. The Company has NCS offices in 20 strategic metropolitan areas in the United States. Each NCS office markets title insurance products, appraisals, surveys and related services to large commercial customers located in its sales territory and acts as a single point of contact for the customer's title insurance needs throughout the country. The Company also markets title insurance for commercial transactions through local direct operations and independent agents.

     In addition, the Company is one of the most strongly capitalized title insurers in the industry, with an aggregate statutory surplus of $451.2 million as of December 31, 2001. The financial strength of the Company is an important factor in marketing the Company's commercial title business capabilities, enabling it to underwrite larger title policies and retain higher levels of risk without purchasing reinsurance from a third party. The Company's capital position supports financial strength ratings of "A-" from Standard & Poors and "A" from Fitch. These ratings are important in competing for commercial title insurance business.

     Marketing Strategy. The Company has begun a transition from title insurance product delivery to real estate transaction solution provider. This strategy entails becoming more of a single source provider of market specific products and services.

Customers

     As of December 31, 2001, no single independent agent was responsible for more than 5% of the Company's title insurance revenues. In addition, the Company is not dependent upon any single customer or any single group of customers. The loss of any one customer would not have a material adverse effect on the Company.

Competition

     The business of providing real estate transaction services is very competitive. Competition for residential title insurance business is based primarily on service and, to a lesser extent, price. Service quality is based upon a number of factors, including technological capabilities (resulting in a readily accessible, efficient and reliable product) and the ability to respond quickly to customers. With respect to national and regional mortgage lenders, service quality includes a large distribution network and the ability to deliver a broad array of real estate services quickly, efficiently and through a single point of contact. Competition for commercial title business is based primarily on price, service, expertise in complex transactions and the size and financial strength of the insurer. Title insurance underwriters also compete for agents on the basis of service and commission levels.

     The Company is one of the largest title insurance underwriters in the United States based on title premium revenues. Its principal competitors are other major title insurance underwriters and their agency networks. The Company's principal competitors during 2001 were Fidelity National Financial, Inc., Old Republic International Corporation, Stewart Information Services, Inc., and The First American Corporation. Of the more than one hundred title insurance underwriting companies licensed in the United States, the top five companies accounted for approximately 89% of the title insurance market in 2000 based on public filings made by those companies.

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

     Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by state agencies of any change in control of an insurance company or insurance holding company that is domiciled (or, in some cases, doing business) in that state. Under such current laws, any future transaction that would constitute a change in control of the Company would generally require approval by the state insurance departments of Arizona, California, New Jersey, New York, Ohio, Pennsylvania, Tennessee, Texas, and Virginia. Such a requirement could have the effect of delaying or preventing certain transactions affecting the control of the Company or the ownership of the

Company's Common Stock, including transactions that could be advantageous to the shareholders of the Company.

Investment Policies

     The Company earns investment income from its portfolio consisting primarily of fixed-maturity debt securities issued principally by corporations and United States, state and local jurisdictions, as well as by United States government agencies. Substantially all of this portfolio is located in the Company's title underwriting subsidiaries. At December 31, 2001, approximately 98% of the Company's investment portfolio consisted of investment grade securities. Under the Company's investment guidelines, up to 15% of the investment portfolio may be invested in non-investment grade securities. The Company's portfolio is managed to comply with the various state regulatory requirements while maximizing net after-tax yield. The Company generally does not invest in common stock issued by unaffiliated entities. The investment portfolio is managed by professional investment advisors under guidelines that govern the types of permissible investments, investment quality, maturity and duration, and concentration of issuer. These guidelines, and the Company's investment strategies, are established and periodically re-examined by the Investment Funds Committee of the Company's Board of Directors. This Committee also reviews the performance of the investment advisors on a quarterly basis. See Note 3 to the Consolidated Financial Statements.

Cyclicality and Seasonality

     The title insurance business is closely related to the overall level of residential and commercial real estate activity, which is generally affected by the relative strength or weakness of the United States economy. In addition, title insurance volumes fluctuate based on the effect changes in interest rates have on the level of real estate activity. Economic downturns, or periods of increasing interest rates, usually have an adverse impact on real estate activity and therefore premium and fee revenues. In contrast, real estate activity usually increases when interest rates fall.

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

Employees

     As of December 31, 2001, the Company had 8,642 full time and 339 part time employees. The Company's relationship with its employees is good. Except for nine employees in Pittsburgh, Pennsylvania, no employees of the Company are covered by any collective bargaining agreements, and the Company is not aware of any union organizing activity relating to its employees.

Environmental Matters

     Recent title insurance policies specifically exclude any liability for environmental risks or contamination. Older policies, while not specifically addressing environmental risks, are not considered to provide any coverage for such matters, and the Company does not expect any significant expenses related to environmental claims.

     The Company, through its subsidiaries, sometimes acts as a temporary title holder to real estate under a nominee holding agreement and sometimes participates in title holding agreements involving tax-deferred exchanges. The Company's customers in such situations generally are financially strong entities from whom it secures indemnification for potential environmental and other claims. In other situations where the Company might acquire title to real estate, it will generally require that an appropriate environmental assessment be made to evaluate and avoid any potential liability.

Business Strategy

     The Company is one of the largest title insurers in the United States. The Company's long term objective is to enhance its position as a premier, low cost national provider of integrated real estate transaction management services and to maximize its profitability throughout the real estate market cycle. To accomplish this objective, the Company is pursuing various business strategies designed to broaden its market position and provide the framework to enhance growth and maximize profitability.

     Increasing Focus on Real Estate Transaction Management Services. Throughout the Company's customer base, there is an increased demand for centralized transaction management solutions. This trend is particularly evident in the case of national mortgage originators. These large national mortgage lenders increasingly expect that necessary services related to the mortgage financing process be available from and billed by a single source. Each lender also seeks a quick and efficient response to avoid the loss of business to a competitor. As a transaction manager offering the coordination and delivery of a broad range of real estate-related services, LandAmerica OneStop responds to this market need by providing national mortgage originators with a single, convenient point of contact through which they may place all of their orders for title insurance and real estate-related services. The Company believes that LandAmerica OneStop's transaction management services coupled with its technology-enhanced national distribution system enable it to increase the speed and efficiency of real estate transactions. The Company expects that LandAmerica OneStop will be increasingly important in the next few years in attracting and retaining the business of the large national mortgage lenders as well as other multi-state transaction originators.

     Expanding Distribution Capabilities. The Company seeks to increase its share of the title insurance market by expanding and enhancing its distribution channels through the hiring and retention of experienced industry professionals with strong local relationships, the opening of new direct offices in markets with the potential for significant transaction volume, and selectively acquiring or engaging in joint ventures with title insurance companies and agencies in order to strengthen the Company's presence in particularly attractive markets. In the case of the acquisition of agencies or small to medium-size underwriters, the Company reviews the agency's or underwriter's profitability, location, growth potential in its existing market, claims experience and, in the case of an underwriter, the adequacy of its reserves.

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

     Reducing Costs and Expenses. Through cost control, the Company achieves economies of scale in its core title insurance related operations as losses resulting from claims under title insurance policies represent a relatively small part of the Company's overall costs. The Company is implementing the following plans to further improve efficiency:

     . Service Center Expansion. Operating costs, the largest portion of expenses relating to providing title insurance, are relatively high compared to other types of insurers. In twelve major markets, the Company has implemented the concept of Service Centers, in which its three principal operating subsidiaries share a single back office processing center in a geographic region while continuing to market from separate storefronts under different brand names. This concept has reduced the Company's cost per order in those markets. Service Centers are now in place in Chicago, Denver, Detroit, Ft. Lauderdale, Houston, Orlando, Philadelphia, Phoenix, Portland, San Francisco, Seattle and Tampa.

     . Workflow Process Redesign. The Company is committed to the redesign of traditional workflow processes. In an effort to reduce expenses and improve service, the Company has several pilot projects underway to centralize escrow support and improve the workflow in Service Centers.

     Using Technology. The Company has introduced an Internet portal that connects existing title production and closing systems to the Internet so customers can check the status of their orders and receive documents on-line. The new system allows the Company to receive orders electronically and to deliver the title report and closing statement as email attachments, thereby improving service to customers. The residential portal was installed as a pilot project in 2001 and is expected to be introduced throughout the Company's closing operations during 2002 and 2003. Benefits of the system include a reduction in staffing levels accompanied by an increase in the speed an order can be processed.

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

ITEM 2.  PROPERTIES

     The Company owns an office building and adjacent real estate in Richmond, Virginia that it uses for its corporate headquarters. This property consists of approximately 128,000 square feet of office space and parking facilities. The Company's title insurance subsidiaries conduct their business operations primarily in leased office space. As of December 31, 2001, the Company had numerous leases for its branch offices and subsidiaries throughout the states in which it operates. In addition, it owns several other properties that in aggregate are not material to its business taken as a whole.

     The Company's title plants constitute a principal asset. Such plants comprise copies of public records, maps, documents, previous reports and policies indexed to specific properties in an area. The plants are generally located at the office which serves a particular locality or in "service centers" serving multiple localities in major metropolitan areas. They enable title personnel to examine title matters relating to a specific parcel of real property as reflected in the title plant, and eliminate or reduce the need for a separate search of the public records. They contain material dating back a number of years and are kept current on a daily or other frequent basis by the addition of copies of documents filed of record which affect real property. The Company maintains title plants covering many of the areas in which it operates, although certain offices utilize jointly owned and maintained plants. The Company capitalizes only the initial cost of title plants. The cost of maintaining such plants is charged to expense as incurred.

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

Litigation Not in the Ordinary Course of Business

     The People of the State of California, the Controller of the State of California and the Insurance Commissioner of the State of California have filed a putative defendant class action suit in the Sacramento Superior Court against Fidelity National Title Insurance Company and others (Case No. 99AS02793) (the "Attorney General's Case"). While the subsidiaries of the Company that do business in California (the "Company's California Subsidiaries") were not named in the Attorney General's Case, they fall within the putative defendant class definition which includes virtually all title insurance underwriters, underwritten title companies, controlled escrow companies and independent escrow companies in California. The Attorney General's Case alleges that the defendants
(i) failed to escheat unclaimed property to the Controller of the State of California on a timely basis, (ii) charged California home buyers and other escrow customers fees for services which were never performed, or which cost less than the amount charged, and (iii) devised and carried out schemes with financial institutions to receive interest, or monies in lieu of interest, on escrow funds deposited by defendants with financial institutions in demand deposits. The Attorney General's Case seeks injunctive relief, restitution and civil penalties. The Company has reached an agreement in principle to settle the claims made in the Attorney General's Case. The Company believes that if a final settlement materially consistent with the terms of the agreement in principle is consummated, such settlement would not have a material adverse effect upon the Company's financial condition.

     On or about June 16, 2000, Norman E. Taylor, Connie S. Taylor, Lynne Thompson Jones-Brittle, Colin R. Callaghan and Miriam J. Callaghan (collectively, the "Plaintiffs") filed a putative class action suit (the "Taylor Suit") in the Superior Court of Los Angeles, California (Case No. BC 231917) against the Company, Commonwealth Land Title Insurance Company, Commonwealth Land Title Company, Lawyers Title Insurance Corporation and Lawyers Title Company (collectively, the "Defendants"). The Plaintiffs purport to represent a class defined in the First Amended Complaint dated November 20, 2000 (the "Amended Complaint") as "[a]ll persons or entities who, from 1980 to the present, incident to purchase, sale or refinancing of real property located in California, deposited funds in escrow accounts controlled by the Defendants and were not paid interest on their funds and/or were charged fees for services not rendered by Defendants or excessive fees for the services Defendants performed." The Plaintiffs allege in the Amended Complaint that the Defendants unlawfully
(a) received interest, other credits or payments that served as the functional equivalent of interest, on customer escrow funds; (b) charged and retained fees for preparing and recording reconveyances that they did not prepare or record, and charged and retained excessive fees for other escrow-related services; and
(c) swept or converted funds in escrow accounts based upon contrived charges prior to the time the funds escheated or should have escheated to the State of California pursuant to the Unclaimed Property Law. The Plaintiffs assert claims for relief against the Defendants based on (i) violation of California's Unfair Business Practices Act, California Business and Professions Code Sections 17200, et. seq.; (ii) violation of California's Deceptive, False and Misleading
--  ---
Advertising Act, California Business and Professions Code Sections 17500, et.
                                                                          --
seq.; (iii) violation of California's Consumer Legal Remedies Act, California
---
Civil Code Sections 1750, et. seq.; (iv) breach of fiduciary duty; (v) breach of
                          --  ---
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

     Commonwealth Land Title Company, a subsidiary of the Company, was served with a complaint in a putative class action suit filed on May 21, 2001 in the Superior Court of Los Angeles, California, Central District, styled Thomas Branick and Ardra Campbell v. First American Title, et al. (Case No. BC 250923). The complaint, which named "Commonwealth Title" and numerous other title companies and lenders as defendants, purported to allege causes of action for unfair competition (California Business and Professions Code Sections 17200, et.
                                                                             --
seq.) and unfair business practices (California Business and Professions Code
---
Sections 1750, et. seq.). Although the complaint contained no specific
               --  ---
allegations against "Commonwealth Title," it generally alleged that the named defendants improperly charged recordation and other fees. The complaint prayed for relief in the form of statutory penalties, restitution, injunctive relief, costs of suit and attorneys' fees. After the action was brought, amendments were filed naming Lawyers Title Company and Lawyers Title Insurance Corporation as defendants. Following a hearing on February 15, 2002, the court sustained defendants' demurrers dismissing the suit without leave to amend, based only on a misjoinder of parties. The plaintiffs could challenge this decision in the Superior Court or appeal it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the persons who serve as executive officers of the registrant, their ages and positions as of March 18, 2002, and their business experience during the prior five years. There are no family relationships between any of such persons and any director, executive officer, or person nominated to become a director or executive officer.

        Name                         Age                                 Office and Experience
        ----                         ---                                 ---------------------
Charles H. Foster, Jr.                59          Chairman and Chief Executive Officer of the Company since October 1991. Mr.
                                                  Foster also serves as Chairman and Chief Executive Officer of Lawyers Title, a
                                                  position he has held for more than five years. In addition, since June 1, 1999,
                                                  Mr. Foster has served as Chairman and Chief Executive Officer of Commonwealth
                                                  and Transnation.

Janet A. Alpert                       55          President of the Company since January 1993. Ms. Alpert also serves as President of Lawyers Title, a position she has held for more than five years. In addition, since March 1, 1998, Ms. Alpert has served as President of Commonwealth and
                                                  Transnation. Ms. Alpert also served as Chief Operating Officer of the Company and Lawyers Title from January 1993 to February 27, 1998.

Theodore L. Chandler, Jr.             49          Senior Executive Vice President of the Company since January 31, 2000. Mr.
                                                  Chandler also serves as Senior Executive Vice President of Lawyers Title,
                                                  Commonwealth and Transnation, positions he has held since February 23, 2000. Mr.
                                                  Chandler was a member of the law firm of Williams, Mullen, Clark & Dobbins until
                                                  January 31, 2000, a position he held for more than five years.

G. William Evans                      47          Executive Vice President and Chief Financial Officer of the Company since
                                                  September 15, 1999. Mr. Evans also serves as Executive Vice President and Chief
                                                  Financial Officer of Lawyers Title, Commonwealth and Transnation, positions he has held since September 15, 1999. Mr. Evans served as Executive Vice President
                                                  - Information Technology of the Company from February 27, 1998 to September 15,
                                                  1999. He served as Vice President and Treasurer of the Company from October 1991 to February 1998. He also served as Senior Vice President, Chief Financial
                                                  Officer and Treasurer of Lawyers Title from October 1991 to February 1998.

        Name                         Age                                 Office and Experience
        ----                         ---                                 ---------------------
John M. Carter                        46          Executive Vice President - Law and Employee Relations of the Company since
                                                  February 27, 1998. Mr. Carter also serves as Executive Vice President - Law and
                                                  Employee Relations of Commonwealth, Lawyers Title and Transnation, positions he has held since March 1, 1998. He served as Assistant Secretary of the Company from February 1995 to February 1998. He also served as Senior Vice President -
                                                  Law and Employee Relations of Lawyers Title from April 1997 to February 1998.

Karen L. Schmidt                      48          Executive Vice President - Markets of the Company since January 8, 2001. Ms.
                                                  Schmidt was the Executive Director of Marketing and Sales for BDO Seidman from
                                                  September 1997 until December 2000 and served as the Chief Marketing Officer of
                                                  Quantra Corporation from September 1995 until September 1997.

Russell W. Jordan, III                61          Executive Vice President, General Counsel and Secretary of the Company since
                                                  October 24, 2001. Mr. Jordan also serves as Executive Vice President and General
                                                  Counsel of Lawyers Title, Commonwealth and Transnation, positions he has held since October 24, 2001. Mr. Jordan served as Senior Vice President, General
                                                  Counsel and Secretary of the Company from March 1, 1998 to October 24, 2001. In addition, Mr. Jordan served as Senior Vice President and General Counsel for
                                                  Commonwealth and Transnation from March 1, 1998 until October 24, 2001 and held the same position for Lawyers Title for more than five years until October 24,
                                                  2001. Mr. Jordan served as Secretary and General Counsel of the Company from
                                                  October 1991 to February 1998.

John R. Blanchard                     53          Senior Vice President - Corporate Controller of the Company since February 27,
                                                  1998. Mr. Blanchard also serves as Senior Vice President and Corporate
                                                  Controller of Commonwealth, Lawyers Title and Transnation, positions he has held since March 1, 1998. He served as Controller of the Company from February 1992 to February 1998. He also served as Senior Vice President and Controller of
                                                  Lawyers Title from October 1991 to February 1998.

Christopher L. Rosati                 42          Senior Vice President - Operations Controller of the Company since February 27,
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

                                     Price Range
                                  ----------------
                                   High       Low     Dividends
                                  ------    ------    ---------
Year Ended December 31, 2000
   First quarter                  $22.00    $16.31      $0.05
   Second quarter                  23.19     16.06       0.05
   Third quarter                   29.63     20.50       0.05
   Fourth quarter                  42.94     26.75       0.05

Year Ended December 31, 2001
   First quarter                  $50.45    $30.75      $0.05
   Second quarter                  37.00     26.50       0.05
   Third quarter                   37.09     29.09       0.05
   Fourth quarter                  35.69     23.20       0.05

     As of March 18, 2002, there were approximately 1,381 shareholders of record of the Company's Common Stock.

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

     Because the Company is a holding company, its ability to pay dividends will depend largely on the earnings of, and cash flow available from, its subsidiaries. In a number of states, certain of the Company's insurance subsidiaries are subject to regulations that require minimum amounts of statutory surplus. Under these and other such statutory regulations, approximately $59.7 million of the net assets of the Company's consolidated subsidiaries are available for dividends, loans or advances to the Company during 2002.

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

                    Regulatory                                                          Financial
 Subsidiary           Agency                     Regulatory Limitation               Limitation (1)
-------------   ------------------   ---------------------------------------------   --------------
Commonwealth       Pennsylvania      Payment of dividends or distributions may not   $30.6 million
                  Department of      exceed the greater of:
                    Insurance
                                      .    10% of such insurer's surplus as of the
                                           preceding year end, or

                                      .    the net income of such insurer for such
                                           preceding year.

Lawyers Title   Virginia Bureau of   Payment of dividends or distributions is        $22.9 million
                    Insurance        limited to the lesser of:

                                      .    10% of such insurer's surplus as of the
                                           preceding December 31, or

                                      .    the net income, not including realized
                                           capital gains, of such insurer for the
                                           preceding calendar year.

Transnation     Arizona Department   Payment of dividends or distributions is        $6.2 million
                   of Insurance      limited to the lesser of:

                                     .    10% of such insurer's surplus as of the
                                          preceding December 31, or

                                     . such insurer's net investment income for the preceding calendar year.

----------
(1)  Based on statutory financial results for the year ended December 31, 2001.

     In addition to regulatory restrictions, the Company's ability to declare dividends is subject to restrictions under a Revolving Credit Agreement, dated as of November 7, 1997, between the Company and Bank of America National Trust and Savings Association, as amended, which generally limits the aggregate amount of all cash dividends and stock repurchases by the Company to 25% of its cumulative consolidated net income arising after December 31, 1996. As of December 31, 2001, approximately $31.1 million was available for the payment of dividends by the Company under the Revolving Credit Agreement. Management does not believe that the restrictions contained in the Revolving Credit Agreement will, in the foreseeable future, adversely affect the Company's ability to pay cash dividends at the current dividend rate.

ITEM 6. SELECTED FINANCIAL DATA

     The information set forth in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

For the year ended
   December 31:              2001             2000            1999         1998        1997
                          ----------      -----------      ----------   ----------   --------

                               (In thousands of dollars, except for common share amounts)
   Revenues ...........   $2,170,477      $1,802,405       $2,048,013   $1,848,870   $639,099

   Net (loss) income...       60,266(2)      (80,766)(1)       54,317       93,028     26,157

   Net income per
   common share .......         3.42           (6.60)            3.21         6.13       2.93

   Net income per
   common share
   assuming dilution...         3.24           (6.60)            2.79         5.05       2.84

   Dividends per
   common share .......         0.20            0.20             0.20         0.20       0.20

At December 31:

   Total assets .......    1,707,481       1,618,957        1,657,921    1,692,358    554,693

   Shareholders'
   equity .............      727,493         644,100          730,703      771,189    292,404

----------
(1) The net loss reported by the Company for the fiscal year ended December 31, 2000 resulted from a change in the Company's method for assessing the recoverability of goodwill (not associated with impaired assets) during the fourth quarter of 2000 which resulted in net of tax charges of $110,369. See
Note 2 to the Consolidated Financial Statements.

(2) In the fourth quarter of 2001, the Company reassessed the carrying value of intangibles and capitalized software which resulted in net of tax charges to earnings of $32,893. See Note 15 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Critical Accounting Policies and Estimates

     This discussion and analysis of LandAmerica's financial condition and results of operations is based upon its consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company's significant accounting policies are disclosed in Note 1 to the accompanying financial statements. The Company believes that the following are the most critical of its accounting policies:

     . Revenue Recognition. Premiums on title insurance written by the Company's employees are recognized as revenue when the Company is legally or contractually entitled to collect the premium. Premiums on insurance written by agents are generally recognized when reported by the agent and recorded on a "gross" versus "net" basis. Title search and escrow fees are recorded as revenue when an order is closed.

     . Policy and Contract Claims. A provision for estimated future claims payments is recorded at the time policy revenue is recorded. Payment experience for the Company and the industry extends for more than 20 years after the issuance of a policy. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic conditions, these estimates are subject to variability. Loss provision rates are reviewed periodically and adjusted by management as experience develops or new information becomes known. In establishing loss provision rates, management considers historical experience, current economic conditions and the mix of business. Independent actuaries review the adequacy of reserve levels on an interim basis and certify to their adequacy on an annual basis.

     . Long-Lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present, the Company estimates the future cash flows expected to be generated from the use of those assets and their eventual disposal. The Company would recognize an impairment loss if the future cash flows were less than the carrying amount.

     . Deferred Tax Asset. The Company recorded net deferred tax assets at December 31, 2001 and 2000 related primarily to policy and contract claims, the write off of intangibles (See Note 2 to Consolidated Financial Statements) and employee benefit plans. Based upon the Company's historical results of operations, the existing financial condition of the Company and management's assessment of all other available evidence, management believes that the benefit of these assets will more likely than not be realized. A valuation allowance is provided for deferred tax assets if it is more likely than not that some portion or all of these items will expire before the Company is able to realize their benefit.

     . Goodwill. During the fourth quarter of 2000 the Company changed its method for assessing the recoverability of goodwill not associated with impaired assets from an undiscounted cash flow approach to a discounted cash flow approach and wrote off a portion of its recorded goodwill (See Note 2 to Consolidated Financial Statements). Prior to July 1, 2001, goodwill was subject to periodic amortization on a straight-line basis over its estimated life. Subsequent to December 31, 2001, goodwill is no longer subject to amortization. For fiscal years beginning after December 15, 2001 the carrying amount of goodwill is subject to impairment tests prescribed by the Financial Accounting Standards Board ("FASB") Statements of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.

     Overview

     The Company's primary business is the provision of real estate transaction services, including the insurance of titles to real property, which is greatly influenced by the real estate economy. During the three-year period from 1999 through 2001, the Company's title operations benefited from the execution of three distinct aspects of its business strategy. Operations were expanded through the acquisition of title insurance agents, expenses were tightly monitored and controlled and claims experience improved due to quality control efforts and an improved claims environment.

     During 2000, the Company decided to place increased emphasis on other products and services related to real estate transactions. As a result, in October 2000, the Company acquired Primis, Inc., a web-based provider of real estate services. In 2001, the acceptance of Primis' technology by the Company's customer base proved to be much slower than anticipated, necessitating a fourth quarter non cash write off of intangibles, including goodwill, acquired in the acquisition.

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

     Factors Affecting Profit Margins and Pre-Tax Profits

     The Company's profit margins are affected by several factors, including the volume of real estate and mortgage refinance activity, policy amount and the nature of real estate transactions. Volume is an important determinant of profitability because the Company, like any other real estate services company, has a significant level of fixed costs arising from personnel, occupancy costs and maintenance of title plants. Because premiums are based on the face amount of the policy, larger policies generate higher premiums although expenses of issuance do not necessarily increase in proportion to policy size. Cancellations affect profitability because costs incurred both in opening and in processing orders typically are not offset by fees. Commercial transactions tend to be more profitable than residential transactions.

     The Company's largest expense is commissions paid to independent agents. The Company regularly reviews the profitability of its agents, adjusting commission levels or canceling certain agents where profitability objectives are not being met and expanding operations where acceptable levels of profitability are available. The Company continually monitors its expense ratio, which is the sum of salaries and employee benefits, agency commissions and other expenses (exclusive of interest, goodwill, exit and termination costs and write off of intangibles) expressed as a percentage of operating revenues.

     Claims

     Generally, title insurance claim rates are lower than other types of insurance because title insurance policies insure against prior events affecting the quality of real estate titles, rather than against unforeseen, and therefore less predictable, future events. A provision is made for estimated future claim payments at the time revenue is recognized. Both the Company's experience and industry data indicate that claims activity occurs for more than 20 years after the policy is issued. Management considers historical claim payment patterns, current economic conditions and changes in the mix of business in setting its loss provision ratio. Independent actuaries review the adequacy of reserves on an interim basis and certify as to their adequacy on an annual basis. Management has continued to emphasize and strengthen claims prevention and product quality programs.

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

     In the 1999 through 2001 period, the typical seasonality of the title insurance business was influenced by changes in the levels of refinancing activity. For additional information, see "Item 1 - Business - Cyclicality and Seasonality."

     Contingencies

     For a discussion of pending legal proceedings, see "Item 3 - Legal Proceedings."

Results of Operations

                  Comparison of Years Ended December 31, 2001,
                     December 31, 2000 and December 31, 1999

     Net Income

     The Company reported net income of $60.3 million or $3.24 per share on a diluted basis for 2001 compared to a net loss of $80.8 million or $6.60 per share on a diluted basis in 2000 and net income of $54.3 million or $2.79 per share on a diluted basis in 1999. The years 2001 and 2000 were affected by one-time write offs (discussed below) of intangibles and exit and termination costs. Exclusive of these items, net income was $94.2 million or $5.06 per diluted share in 2001 and $35.5 million or $1.94 per diluted share in 2000.

     Operating Revenues

     Operating revenues for 2001 were $2.1 billion compared to $1.8 billion in 2000 and $2.0 billion in 1999. The revenue increase in 2001 compared to 2000 was primarily the result of a drop in average annual mortgage interest rates from 8.1% to 7.0% which gave rise to a large volume of refinance transactions in 2001. Direct revenue increased 25.7% exclusive of the effect of the Primis acquisition while agency revenue increased 12.3% in 2001 compared to 2000. The smaller increase in agency revenue was the result of the industry's typical time lag in reporting business through independent agents. Orders opened in Company offices increased 57.0% from 680,000 in 2000 to 1,069,000 in 2001. Due to a higher interest rate environment during most of the year, the Company experienced lower revenue levels in 2000 than in 1999.

     Investment Income

     The Company reported pre-tax investment income of $51.0 million, $51.1 million and $48.0 million in 2001, 2000 and 1999, respectively. Excluding capital gains and losses, investment income was $50.8 million, $51.4 million and $49.6 million in 2001, 2000 and 1999, respectively. The Company's investment portfolio consists of primarily fixed maturity securities whose income includes dividends and interest as well as realized gains and losses.

     Expenses

     Operating Expenses. The Company's expense ratio was 90.5% in 2001 compared to 94.3% in 2000 and 92.2% in 1999. The expense ratio improved in 2001 compared to 2000 due to the fact that the Company was able to more efficiently utilize the level of fixed costs while closely controlling variable costs. This improvement was partially offset by weaker than expected results attributable to the Primis acquisition. The increase in the expense ratio in 2000 compared to 1999 was due to a significant decrease in revenue levels measured against costs that do not vary in direct proportion to revenue changes.

     Exit and Termination Costs. Exit and termination costs on a pre-tax basis of approximately $1.7 million and $3.1 million were incurred in 2001 and 2000, respectively, in connection with the closing of seven Primis office locations in 2001 and, the Primis acquisition and the formation of a title plant management joint venture in 2000. No such costs were incurred in 1999.

     Write Off of Intangibles. During the fourth quarter of 2001 the Company made a decision to scale back and write down prior investments in specific technology and appraisal business initiatives that resulted in two one-time charges. The first of these is a non-cash pre-tax charge of approximately $11.2 million resulting from the Company's decision to stop development of TitleQuest, its back office title production software. The second item is a one-time non-cash pre-tax charge of $40.2 million related to impairment of acquisition related intangibles that resulted from the Primis acquisition. The Primis acquisition experienced performance levels below forecast due to slower than anticipated acceptance of its technology by the Company's customer base.

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

     Salaries and Employee Benefits. Personnel-related expenses are a significant portion of total operating expenses in the title insurance industry. These expenses require intensive management through changing real estate cycles. As a percentage of gross revenues, salary and related expenses were 30.2%, 29.4% and 28.1% in 2001, 2000 and 1999, respectively. These percentages, exclusive of the Primis acquisition, were 28.5% and 29.2% in 2001 and 2000, respectively. Staffing levels, excluding these attributable to the Primis acquisition, were 7,755, 8,905 and 8,500 at December 31, 2001, 2000 and 1999, respectively.

     Agents' Commissions. Commissions paid to title insurance agents are the largest single expense incurred by the Company. The commission rate varies by geographic area in which the commission was earned. Commissions as a percentage of agency revenue were 78.9% in 2001, 78.3% in 2000 and 77.8% in 1999. The trend of increasing commission rates is attributable to increased competition for agents and an increase in commission rates promulgated by states.

     General, Administrative and Other Expenses. The most significant components of other expenses are outside costs of title production, rent for office space, communications, travel and taxes levied by states on premiums.

     Provision for Policy and Contract Claims. The Company's claims experience has shown improvement in recent years. The loss ratio (the provision for policy and contract claims as a percentage of operating revenues) was 4.0%, 4.4% and 4.9% in 2001, 2000 and 1999, respectively. Claims paid as a percentage of operating revenues were 3.7%, 4.3% and 3.2% in 2001, 2000 and 1999, respectively.

     Income Taxes

     The Company pays U.S. federal and state income taxes based on laws in the jurisdictions in which it operates. The effective tax rates reflected in the income statement for 2001, 2000 and 1999 differ from the U.S. federal statutory rate principally due to non-taxable interest, dividend deductions, travel and entertainment and company-owned life insurance.

     At December 31, 2001 the Company had recorded gross deferred tax assets of $155.4 million related primarily to policy and contract claims, intangibles and employee benefit plans. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain.

     The Company did not record a valuation allowance at December 31, 2001. At December 31, 2000 and 1999, the Company recorded a valuation allowance of $1.7 million and $11.5 million, respectively, related to deferred tax assets created by the unrealized losses associated with the Company's investment portfolio. A valuation allowance associated with unrealized losses is necessary because there is no assurance that the capital losses will be offset by capital gains during the statutory carryback and carryforward periods, and, therefore, would expire.

     The Company reassesses the realization of deferred assets quarterly and, if necessary, adjusts its valuation allowance accordingly.

Pending Accounting Changes

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $6.0 million ($0.32 per diluted share) per year.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

Liquidity and Capital Resources

     Cash provided by operating activities for the years ended December 31, 2001, 2000 and 1999 was $140.5 million, $82.6 million and $97.6 million, respectively. As of December 31, 2001, the Company held cash and invested cash of $168.8 million and fixed-maturity securities of $874.3 million.

     In December 2001, the Board of Directors approved a program allocating $25.0 million to repurchase up to 1.25 million shares or 7% of the Company's outstanding stock over the following twelve months. The Company implemented this program in December 2001. Through February 2002, the Company had repurchased 52,400 shares.

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

     During the first six months of 2001, 2.2 million shares of the Company's preferred stock were converted to 4.8 million shares of common stock. This conversion decreased the amount of preferred dividends paid by $7.7 million on an annual basis. The new common shares will require dividends of the same rate paid on all other outstanding common shares.

     On August 31, 2001, the Company issued $150.0 million of senior notes through a private placement. The notes were divided into three series with $50.0 million due 2006 bearing interest at 7.16%, $50 million due 2008 bearing interest at 7.45% and $50 million due 2011 bearing interest at 7.88%. The proceeds of this private placement were used to repay outstanding debt under the Company's revolving credit facility.

     In view of the historical ability of the Company to generate strong, positive cash flows, and the strong cash position and relatively conservative capitalization structure of the Company, management believes that the Company will have sufficient liquidity and adequate capital resources to meet both its short- and long-term capital needs. In addition, the Company has $94.5 million available under a credit facility which was unused at December 31, 2001.

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

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                              ---------------------
                             (dollars in thousands)

                                                                                 2007 and                  Fair
                            2002       2003       2004       2005       2006       after       Total      Value
                          -------    -------    -------    -------    -------    --------    --------    --------
Assets:
   Taxable
     available-for-sale
     securities:
     Book value           $25,010    $39,925    $27,577    $49,969    $38,506    $314,990    $495,977    $503,237
     Average yield            6.0%       5.9%       6.9%       6.8%       6.1%        6.4%        6.4%

   Non-taxable
     available-for-sale
     securities:
     Book value             6,717     16,828     18,524     34,542     28,267     210,838     315,716     321,343
     Average yield            4.5%       5.0%       4.7%       4.3%       4.5%        4.9%        4.8%

   Preferred stock:
     Book value                --         --         --         --         --      53,661      53,661      49,690
     Average yield             --         --         --         --         --         7.8%        7.8%

     The Company also has long-term debt of $208.6 million bearing interest at an average rate of 6.0% at December 31, 2001. A 0.25% change in the interest rate would affect income before income taxes by approximately $0.5 million annually.

Forward-Looking and Cautionary Statements

     Certain information contained in this Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Among other things, these statements relate to the financial condition, results of operation and business of the Company. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in its reports to shareholders. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. These forward-looking statements involve certain risks and uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Further, any such statement is specifically qualified in its entirety by the cautionary statements set forth in the following paragraph.

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

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except as to certain information regarding executive officers included in
Part I, the definitive proxy statement for the 2002 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.

ITEM 11. EXECUTIVE COMPENSATION

     Except for certain information set forth under the captions "Report of Executive Compensation Committee" and "Stock Performance Graph," the definitive proxy statement for the 2002 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year are incorporated herein by reference for the information required by this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The definitive proxy statement for the 2002 Annual meeting of Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The definitive proxy statement for the 2002 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1), (2) and (3). The response to this portion of Item 14 is submitted as a separate section of this report.

     (b)  Reports on Form 8-K
          -------------------

          Form 8-K, dated December 17, 2001, reporting under Items 5 and 7 the approval of a stock repurchase program by the Board of Directors of the Company and containing management's comments on the Company's outlook for the fourth quarter of 2001 and fiscal year 2002.

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

                                        LANDAMERICA FINANCIAL GROUP, INC.


                                        By: /s/ Charles H. Foster, Jr.
                                            ------------------------------------
                                            Charles H. Foster, Jr.
March 28, 2002                              Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                Title                       Date
            ---------                                -----                       ----


/s/  Charles H. Foster, Jr.              Chairman and Chief Executive       March 28, 2002
-----------------------------------          Officer and Director
     Charles H. Foster, Jr.              (Principal Executive Officer)


/s/  Janet A. Alpert                         President and Director         March 28, 2002
-----------------------------------
     Janet A. Alpert


/s/  Theodore L. Chandler, Jr.          Senior Executive Vice President     March 28, 2002
-----------------------------------                and Director
     Theodore L. Chandler, Jr.


/s/  G. William Evans                    Executive Vice President and       March 28, 2002
-----------------------------------       Chief Financial Officer
     G. William Evans                    (Principal Financial Officer)


/s/  John R. Blanchard                 Senior Vice President - Corporate    March 28, 2002
-----------------------------------               Controller
     John R. Blanchard                   (Principal Accounting Officer)


/s/  Michael Dinkins                               Director                 March 28, 2002
-----------------------------------
     Michael Dinkins

            Signature                                Title                       Date
            ---------                                -----                       ----


/s/  John P. McCann                                Director                 March 28, 2002
-----------------------------------
     John P. McCann


/s/  Robert F. Norfleet, Jr.                       Director                 March 28, 2002
-----------------------------------
     Robert F. Norfleet, Jr.


/s/  Robert T. Skunda                              Director                 March 28, 2002
-----------------------------------
     Robert T. Skunda


/s/  Julious P. Smith, Jr.                         Director                 March 28, 2002
-----------------------------------
     Julious P. Smith, Jr.


/s/  Thomas G. Snead, Jr.                          Director                 March 28, 2002
-----------------------------------
     Thomas G. Snead, Jr.


/s/  Eugene P. Trani                               Director                 March 28, 2002
-----------------------------------
     Eugene P. Trani


/s/  Marshall B. Wishnack                          Director                 March 28, 2002
-----------------------------------
     Marshall B. Wishnack

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

                          YEAR ENDED DECEMBER 31, 2001

                        LANDAMERICA FINANCIAL GROUP, INC.

                               RICHMOND, VIRGINIA

FORM 10-K ITEM 14 (a)(1), (2) AND (3)

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of LandAmerica Financial Group, Inc. and subsidiaries are included in Item 8:

                                                                                                        Page
                                                                                                        ----
Report of Independent Auditors...........................................................................F-1
Consolidated Balance Sheets, December 31, 2001 and 2000..................................................F-2
Consolidated Statements of Operations,
  Years Ended December 31, 2001, 2000 and 1999...........................................................F-4
Consolidated Statements of Cash Flows,
  Years Ended December 31, 2001, 2000 and 1999...........................................................F-5
Consolidated Statements of Changes in Shareholders'
  Equity, Years Ended December 31, 2001, 2000
  and 1999...............................................................................................F-6
Notes to Consolidated Financial Statements,
  December 31, 2001, 2000 and 1999.......................................................................F-7

The following consolidated financial statement schedules of LandAmerica
Financial Group, Inc. and subsidiaries are included in Item 14(d):

  Schedule I                    Summary of Investments..................................................F-34
  Schedule II                   Condensed Financial Information of
                                  Registrant ...........................................................F-35

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

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------

The Board of Directors and Shareholders
LandAmerica Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of LandAmerica Financial Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LandAmerica Financial Group, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2000 the Company changed its method for assessing the recoverability of goodwill.


                                                           /s/ ERNST & YOUNG LLP

Richmond, Virginia
February 20, 2002

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

CONSOLIDATED BALANCE SHEETS, DECEMBER 31
----------------------------------------

(In thousands of dollars)

ASSETS                                                            2001        2000
------                                                         ----------   ----------
INVESTMENTS (Note 3):
    Fixed maturities available-for-sale - at fair value
        (amortized cost:  2001 - $865,354; 2000 -
        $800,504)                                              $  874,270   $  796,842
    Equity securities - at fair value (cost:  2000 - $4,285)           --        3,235
    Mortgage loans (less allowance for doubtful accounts:
        2001 - $176; 2000 - $139)                                   1,536        9,652
    Invested cash                                                 133,185       80,976
                                                               ----------   ----------
           Total Investments                                    1,008,991      890,705

CASH                                                               35,585       42,375

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts: 2001 -
        $5,278; 2000 - $2,230)                                      8,773       11,011
    Accounts receivable (less allowance for doubtful
        accounts:2001 - $8,058; 2000 - $9,945)                     58,564       36,857
    Income tax recoverable                                             --        4,479
                                                               ----------   ----------
           Total Notes and Accounts Receivable                     67,337       52,347

PROPERTY AND EQUIPMENT - at cost (less
    accumulated depreciation and amortization: 2001 -
    $123,301; 2000 - $92,715)                                      62,015       61,599

TITLE PLANTS                                                       96,580       91,609

GOODWILL (less accumulated amortization: 2001 -
    $37,588; 2000 - $32,072)                                      190,702      217,425

DEFERRED INCOME TAXES (Note 8)                                    142,543      139,006

OTHER ASSETS                                                      103,728      123,891
                                                               ----------   ----------
           Total Assets                                        $1,707,481   $1,618,957
                                                               ==========   ==========

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

CONSOLIDATED BALANCE SHEETS, DECEMBER 31
----------------------------------------

(In thousands of dollars)

LIABILITIES                                                            2001         2000
-----------                                                         ----------   ----------
POLICY AND CONTRACT CLAIMS (Note 4)                                 $  561,438   $  556,798

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                  187,308      178,681

FEDERAL INCOME TAXES                                                     3,653           --

NOTES PAYABLE (Note 12)                                                208,595      202,379

OTHER                                                                   18,994       16,999
                                                                    ----------   ----------
        Total Liabilities                                              979,988      954,857
                                                                    ----------   ----------

COMMITMENTS AND CONTINGENCIES
    (Notes 11 and 13)

SHAREHOLDERS' EQUITY (Notes 6 and 7)
--------------------

Preferred stock, no par value, authorized 5,000,000 shares,
   no shares of Series A Junior Participating Preferred
   Stock issued or outstanding; 2,200,000 shares of 7%
   Series B Cumulative Convertible Preferred Stock issued
   and outstanding in 2000                                                  --      175,700

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding:  2001 - 18,583,937; 2000
    - 13,518,319                                                       521,795      340,269

Accumulated other comprehensive loss                                    (3,647)      (4,712)

Retained earnings                                                      209,345      152,843
                                                                    ----------   ----------
        Total Shareholders' Equity                                     727,493      664,100
                                                                    ----------   ----------
           Total Liabilities and Shareholders' Equity               $1,707,481   $1,618,957
                                                                    ==========   ==========

                 See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31
-----------------------

(In thousands of dollars except per common share amounts)

                                                          2001          2000         1999
                                                        ----------   ----------   ----------
REVENUES
    Title and other operating revenues:
        Direct operations                               $1,010,715   $  764,133   $  853,989
        Agency operations                                1,108,759      987,137    1,146,025
                                                        ----------   ----------   ----------
                                                         2,119,474    1,751,270    2,000,014
        Investment income (Note 3)                          50,789       51,406       49,578
        Gain (loss) on sales of investments                    214         (271)      (1,579)
                                                        ----------   ----------   ----------
                                                         2,170,477    1,802,405    2,048,013
EXPENSES (Notes 2, 4, 10, 11 and 12)
    Salaries and employee benefits                         640,149      515,329      561,744
    Agents' commissions                                    874,757      772,939      891,928
    Provision for policy and contract claims                83,819       76,889       97,014
    Exit and termination costs                               1,685        3,079           --
    Write off of intangibles and capitalized software       51,396      177,774           --
    Interest expense                                        12,766       13,614       12,068
    General, administrative and other                      411,740      370,918      400,389
                                                        ----------   ----------   ----------
                                                         2,076,312    1,930,542    1,963,143
                                                        ----------   ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES                           94,165     (128,137)      84,870

INCOME TAX EXPENSE (BENEFIT) (Note 8)
    Current                                                 35,245        8,871       24,317
    Deferred                                                (1,346)     (56,242)       6,236
                                                        ----------   ----------   ----------
                                                            33,899      (47,371)      30,553
                                                        ----------   ----------   ----------
NET INCOME (LOSS)                                           60,266      (80,766)      54,317

DIVIDENDS - PREFERRED STOCK                                   (145)      (7,700)      (7,700)
                                                        ----------   ----------   ----------

NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                        $   60,121   $  (88,466)  $   46,617
                                                        ==========   ==========   ==========

NET INCOME  (LOSS) PER COMMON SHARE                     $     3.42   $    (6.60)  $     3.21

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                             17,574       13,397       14,532

NET INCOME (LOSS) PER COMMON SHARE ASSUMING
    DILUTION                                            $     3.24   $    (6.60)  $     2.79

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING ASSUMING DILUTION                           18,617       13,397       19,503

                 See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31
-----------------------

(In thousands of dollars)

                                                                    2001         2000       1999
                                                                  ---------   ---------   ---------
Cash flows from operating activities:
   Net income (loss)                                              $  60,266   $ (80,766)  $  54,317
     Depreciation and amortization                                   34,640      35,818      35,463
     Amortization of bond premium                                     2,942       1,992       1,773
     Write off of intangibles and capitalized software (Note 2)      51,396     177,774          --
     Realized investment (gains) losses                                (214)        271       1,579
     Deferred income tax                                             (1,346)    (56,242)      6,236
     Change in assets and liabilities, net of businesses
       acquired:
       Notes receivable                                               2,238       1,690      (5,361)
       Premiums receivable                                          (21,707)     (1,181)     25,661
       Income taxes receivable/payable                                8,132        (223)     (5,097)
       Policy and contract claims                                     4,640       2,348      32,556
       Accounts payable and accrued expenses                         (6,125)     13,816     (31,044)
       Other                                                          5,603      (8,581)    (11,326)
                                                                  ---------   ---------   ---------
        Net cash provided by operating activities                   140,465      86,716     104,757
                                                                  ---------   ---------   ---------
Cash flows from investing activities:
   Purchase of property and equipment, net                          (35,439)    (14,117)    (62,711)
   Proceeds from sale-leaseback of furniture and equipment
     (Note 10)                                                       10,000       5,996      24,932
   Purchase of business, net of cash acquired (Note 14)             (16,540)    (48,230)    (11,570)
   Change in cash surrender value of life insurance                  (1,975)     (4,096)     (7,158)
   Cost of investments acquired:
     Fixed maturities - available-for-sale                         (379,619)   (263,837)   (553,945)
     Equity securities                                                   --      (1,008)         --
   Proceeds from investment sales or maturities:
     Fixed maturities - available-for-sale                          312,133     225,686     542,453
     Equity securities                                                   --          --         150
   Change in mortgage loans                                           8,116      (2,528)      4,489
                                                                  ---------   ---------   ---------
         Net cash used in investing activities                     (103,324)   (102,134)    (63,360)
                                                                  ---------   ---------   ---------
Cash flows from financing activities:
   Proceeds from the exercise of options                              5,923       3,037       2,712
   Cost of common shares repurchased                                    (97)     (4,906)    (43,402)
   Dividends paid                                                    (3,764)    (10,391)    (10,611)
   Proceeds from issuance of notes payable                          160,322          --          --
   Payments on notes payable                                       (154,106)    (12,955)       (139)
                                                                  ---------   ---------   ---------
         Net cash provided by (used in) financing activities          8,278     (25,215)    (51,440)
                                                                  ---------   ---------   ---------
         Net increase (decrease) in cash and invested cash           45,419     (40,633)    (10,043)
Cash and invested cash at beginning of year                         123,351     163,984     174,027
                                                                  ---------   ---------   ---------
Cash and invested cash at end of year                             $ 168,770   $ 123,351   $ 163,984
                                                                  =========   =========   =========

                 See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

(In thousands of dollars except per common share amounts)

                                                                                                 Accumulated
                                                                                                    Other
                                               Preferred Stock             Common Stock         Comprehensive
                                             Shares       Amounts       Shares      Amounts        Income
                                           ----------    ---------    ----------    --------    -------------
Balance - December 31, 1998                 2,200,000    $ 175,700    15,294,572    $382,828      $ 12,367

Comprehensive income:
   Net income                                      --           --            --          --            --
   Other comprehensive income, net of
      tax $6,659
      Net unrealized losses
         on securities (Note 6)                    --           --            --          --       (43,502)

Common stock retired                               --           --    (1,712,700)    (43,402)           --
Stock options and incentive plans                  --           --        98,549       2,712            --
Preferred dividends (7%)                           --           --            --          --            --
Common dividends ($0.20/share)                     --           --            --          --            --
                                           ----------    ---------    ----------    --------      --------
Balance - December 31, 1999                 2,200,000      175,700    13,680,421     342,138       (31,135)

Comprehensive income:
   Net loss                                        --           --            --          --            --
   Other comprehensive income
      Net unrealized gains
         on securities (Note 6)                    --           --            --          --        26,423

Common stock retired                               --           --      (287,300)     (4,906)           --
Stock options and incentive plans                  --           --       125,198       3,037            --
Preferred dividends (7%)                           --           --            --          --            --
Common dividends ($0.20/share)                     --           --            --          --            --
                                           ----------    ---------    ----------    --------      --------
Balance - December 31, 2000                 2,200,000      175,700    13,518,319     340,269        (4,712)

Comprehensive income:
   Net income                                      --           --            --          --            --
   Other comprehensive income, net of
      tax $(2,191)
      Net unrealized gains
         on securities                             --           --            --          --        10,507

   Minimum pension liability
      adjustment (Note 10)                         --           --            --          --        (9,442)

Common stock retired                               --           --        (3,600)        (97)           --
Stock options and incentive plans                  --           --       244,659       5,923            --
Preferred stock conversion                 (2,200,000)    (175,700)    4,824,559     175,700            --
Preferred dividends (7%)                           --           --            --          --            --
Common dividends ($0.20/share)                     --           --            --          --            --
                                           ----------    ---------    ----------    --------      --------
Balance - December 31, 2001                        --    $      --    18,583,937    $521,795      $ (3,647)
                                           ==========    =========    ==========    ========      ========

                                                            Total
                                            Retained     Shareholders'
                                            Earnings       Equity
                                           ----------    -------------
Balance - December 31, 1998                 $ 200,294      $ 771,189

Comprehensive income:
   Net income                                  54,317         54,317
   Other comprehensive income, net of
      tax $6,659
      Net unrealized losses
         on securities (Note 6)                    --        (43,502)
                                                           ---------
                                                             10,815
                                                           ---------

Common stock retired                               --        (43,402)
Stock options and incentive plans                  --          2,712
Preferred dividends (7%)                       (7,700)        (7,700)
Common dividends ($0.20/share)                 (2,911)        (2,911)
                                            ---------      ---------
Balance - December 31, 1999                   244,000        730,703

Comprehensive income:
   Net loss                                   (80,766)       (80,766)
   Other comprehensive income
      Net unrealized gains
         on securities (Note 6)                    --         26,423
                                                           ---------
                                                            (54,343)
                                                           ---------

Common stock retired                               --         (4,906)
Stock options and incentive plans                  --          3,037
Preferred dividends (7%)                       (7,700)        (7,700)
Common dividends ($0.20/share)                 (2,691)        (2,691)
                                            ---------      ---------
Balance - December 31, 2000                   152,843        664,100

Comprehensive income:
   Net income                                  60,266         60,266
   Other comprehensive income, net of
      tax $(2,191)
      Net unrealized gains
         on securities (Note 6)                     --        10,507
      Minimum pension liability
      adjustment (Note 10)                          --        (9,442)
                                                           ---------
                                                              61,331
                                                           ---------

Common stock retired                               --            (97)
Stock options and incentive plans                  --          5,923
Preferred stock conversion                         --             --
Preferred dividends (7%)                         (145)          (145)
Common dividends ($0.20/share)                 (3,619)        (3,619)
                                            ---------      ---------
Balance - December 31, 2001                 $ 209,345      $ 727,493
                                            =========      =========

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

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

     Organization
     ------------

     The Company is engaged principally in the title insurance business. Title insurance policies are insured statements of the condition of title to real property, showing ownership as indicated by public records, as well as outstanding liens, encumbrances and other matters of record and certain other matters not of public record. The Company's business results from commercial real estate activity, resales and refinancings of residential real estate and construction and sale of new housing. The Company conducts its business on a national basis through a network of branch and agency offices with approximately 47% of consolidated title revenues generated in the states of Texas, Florida, California, Michigan and Pennsylvania. The Company manages its business and reports its financial information as one segment.

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

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

     Goodwill
     --------

     The excess of cost over fair value of net assets of businesses acquired before July 1, 2001 (goodwill) is amortized on a straight line basis over its estimated useful life, principally over a forty year period. As more fully described in Note 2, during the fourth quarter of 2000 the Company changed its method for assessing the recoverability of goodwill not associated with impaired assets from an undiscounted cash flow approach to a discounted cash flow approach. See Note 17 for treatment of goodwill acquired after July 1, 2001 and impairment assessment in future periods.

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

     Depreciation
     ------------

     Property and equipment is recorded at cost less accumulated depreciation and is depreciated principally on the straight-line method over the useful lives of the various assets, which range from three to 40 years.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

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

     Policy and Contract Claims
     --------------------------

     Liabilities for estimated losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2001. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. Title insurance reserve estimates are subject to a significant degree of inherent variability due to the effects of external factors such as general economic conditions. Although management believes that the reserve for policy and contract claims is reasonable, it is possible that the Company's actual incurred policy and contract claims will not conform to the assumptions inherent in the determination of these reserves. Accordingly, the ultimate settlement of policy and contract claims may vary significantly from the estimates included in the Company's financial statements. Management believes that the reserves for losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

     Income Taxes
     ------------

     Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits are more likely than not.

     Escrow and Trust Deposits
     -------------------------

     As a service to its customers, the Company administers escrow and trust deposits which amounted to approximately $1,258,209 and $1,193,807 at December 31, 2001 and 2000, respectively, representing undisbursed amounts received for settlements of mortgage loans and indemnities against specific title risks. These funds are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

(In thousands of dollars except per common share amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Like Kind Exchanges
     -------------------

     Through several non-insurance subsidiaries the Company facilitates tax deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. Acting as a qualified intermediary, the Company holds the proceeds from sales transactions until a qualifying acquisition occurs, thereby assisting its customers in deferring the recognition of taxable income. At December 31, 2001 and 2000, the Company was holding $261,786 and $496,259, respectively, of such proceeds which are not considered assets of the Company and are, therefore, excluded from the accompanying consolidated balance sheets. The Company also facilitates tax-deferred property exchanges for customers pursuant to Revenue Procedure 2000-37, so-called "reverse exchanges." These reverse exchanges require the Company to take title to the customer's property until a qualifying acquisition occurs. Through these reverse exchanges the Company buys property on behalf of customers using funds provided by the customers or from loans arranged by the customer. The Company does not record these reverse exchanges which amounted to $83,895 at December 31, 2001, on its financial statements.

     Statement of Cash Flows
     -----------------------

     For purposes of the statement of cash flows, invested cash is considered a cash equivalent. Invested cash includes all highly liquid investments with a maturity of three months or less when purchased.

     Fair Values of Financial Instruments
     ------------------------------------

     The carrying amounts reported in the balance sheet for cash and invested cash, short-term investments, premiums receivable, preferred stock and certain other assets approximate those assets' fair values. Fair values for investment securities are based on quoted market prices. The carrying value of the Company's fixed-rate portion of long-term debt approximates fair value and is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The remaining portion of the Company's long-term debt approximates fair value since the interest rate is variable. The Company has no other material financial instruments.

     Stock-Based Compensation
     ------------------------

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and accordingly, recognizes no compensation expense for the stock option grants.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

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

3.   INVESTMENTS

     The amortized cost and estimated fair value of investments in fixed maturities at December 31, 2001, and 2000 were as follows:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

(In thousands of dollars except per common share amounts)

3.   INVESTMENTS (Continued)

                                                                2001
                                           -----------------------------------------------
                                                         Gross        Gross      Estimated
                                           Amortized   Unrealized   Unrealized     Fair
                                             Cost        Gains        Losses       Value
                                           ---------   ----------   ----------   ---------
     U.S. Treasury securities
        and obligations of U.S.
        Government corporations
        and agencies                        $ 61,962     $ 2,814      $    68     $ 64,708

     Obligations of states and
        political subdivisions               312,507       7,151        1,576      318,082

     Fixed maturities issued by
        foreign governments                    2,504           1          689        1,816

     Public utilities                         69,729       1,314        3,020       68,023

     Corporate securities                    256,099       7,409        1,842      261,666

     Mortgage-backed securities              108,892       2,403        1,010      110,285

     Preferred stock                          53,661         571        4,542       49,690
                                            --------     -------      -------     --------
     Fixed maturities
        available-for-sale                  $865,354     $21,663      $12,747     $874,270
                                            ========     =======      =======     ========

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

(In thousands of dollars except per common share amounts)


3.   INVESTMENTS (Continued)

                                                                2000
                                           -----------------------------------------------
                                                          Gross       Gross      Estimated
                                           Amortized   Unrealized   Unrealized     Fair
                                             Cost         Gains       Losses       Value
                                           ---------   ----------   ----------   ---------
     U.S. Treasury securities
        and obligations of U.S.
        Government corporations
        and agencies                        $ 68,730     $ 2,563      $   352     $ 70,941

     Obligations of states and
        political subdivisions               272,946       5,257        1,518      276,685

     Fixed maturities issued by
        foreign governments                    1,878          28            5        1,901

     Public utilities                         93,100         722        4,690       89,132

     Corporate securities                    216,699       2,962        3,947      215,714

     Mortgage-backed securities               89,053       1,322        1,357       89,018

     Preferred stock                          58,098         585        5,232       53,451
                                            --------     -------      -------     --------
     Fixed maturities
        available-for-sale                  $800,504     $13,439      $17,101     $796,842
                                            ========     =======      =======     ========

     The amortized cost and estimated fair value of fixed-maturity securities at December 31, 2001 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

(In thousands of dollars except per common share amounts)

3.   INVESTMENTS (Continued)
                                                                     Estimated
                                                         Amortized     Fair
                                                            Cost       Value
                                                         ---------   ---------

     Due in one year or less                             $ 31,727    $ 32,246

     Due after one year through five years                254,135     261,794

     Due after five years through ten years               241,833     246,233

     Due after ten years                                  228,767     223,712

     Mortgage-backed securities                           108,892     110,285
                                                         --------    --------
                                                         $865,354    $874,270
                                                         ========    ========


     Earnings on investments and net realized gains (losses) for the three years ended December 31, follow:

                                               2001          2000        1999
                                              -------      -------      -------

     Fixed maturities                         $48,981      $48,618      $45,507
     Equity securities                             --           12           25
     Invested cash and other short-term
         investments                            3,102        4,006        5,334
     Mortgage loans                               107           79          356
     Net realized gains (losses)                  214         (271)      (1,579)
                                              -------      -------      -------

     Total investment income                   52,404       52,444       49,643

     Investment expenses                       (1,401)      (1,309)      (1,644)
                                              -------      -------      -------

           Net investment income              $51,003      $51,135      $47,999
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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

(In thousands of dollars except per common share amounts)

3.   INVESTMENTS (Continued)

                                                            Change in
                                            Realized        Unrealized
                                            --------        ----------
     2001
      Fixed maturities                       $   289         $ 12,578
      Equity securities                          (75)           1,050
                                             -------         --------
                                             $   214         $ 13,628
                                             =======         ========

     2000
      Fixed maturities                       $  (271)        $ 26,002
      Equity securities                           --              421
                                             -------         --------
                                             $  (271)        $ 26,423
                                             =======         ========

     1999
      Fixed maturities                       $(1,497)        $(47,912)
      Equity securities                          (82)          (2,249)
                                             -------         --------
                                             $(1,579)        $(50,161)
                                             =======         ========

     Proceeds from sales of investments in fixed maturities, net of calls or maturities during 2001, 2000 and 1999 were $273,798, $195,385 and $522,212, respectively. Gross gains of $4,191, $1,908 and $2,646 in 2001, 2000 and 1999, respectively, and gross losses of $3,378, $2,039 and $4,321 in 2001, 2000 and 1999, respectively, were realized on those sales.

     Proceeds from sales of investments in equity securities during 2001, 2000 and 1999 were $0, $0 and $285, respectively. There were no gross gains in 2001, 2000 or 1999 and gross losses of $0, $0 and $82 in 2001, 2000 and
     1999, respectively, were realized on those sales.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

(In thousands of dollars except per common share amounts)

4.   POLICY AND CONTRACT CLAIMS

     Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

                                              2001          2000         1999
                                            --------      --------     --------

     Balance at January 1                   $556,798      $554,450     $521,894

     Incurred related to:
         Current year                        114,173        73,313      105,163
         Prior years                         (30,354)        3,576       (8,149)
                                            --------      --------     --------

     Total incurred                           83,819        76,889       97,014
                                            --------      --------     --------
     Paid related to:
         Current year                          6,651         8,980        8,959
         Prior years                          72,528        65,561       55,499
                                            --------      --------     --------

     Total paid                               79,179        74,541       64,458
                                            --------      --------     --------

     Balance at December 31                 $561,438      $556,798     $554,450
                                            ========      ========     ========

     The favorable development on prior year loss reserves during 2001 and 1999 was attributable to lower than expected payment levels on recent issue years which included a high proportion of refinance business.

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

     The Company has not paid or recovered any reinsured losses during the three years ended December 31, 2001. The total amount of premiums for assumed and ceded risks was less than 1% of title premiums in each of the last three years.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

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

     Stock Options
     -------------

     The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

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

     Pursuant to the 1992 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"), each non-employee director was eligible to receive an option grant to purchase 1,500 shares of Common Stock on the first business day following the annual meeting of shareholders. Up to 60,000 shares of Common Stock were available for issuance under the Directors' Plan, and as of May 21, 1997, the Company had granted options covering all 60,000 shares. Stock option grants to non-employee directors from 1998 to 2000 were made under the 1991 Plan. Beginning on June 17, 1998, annual stock option grants to non-employee directors were increased from 1,500 to 2,000 shares of Common Stock.

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

     All options which have been granted under the 1991 Plan, the 2000 Plan and the Directors' Plan are non-qualified stock options with an exercise price equal to the fair market value of a share of Common Stock on the date of grant. Options granted in 1992 under the Incentive Plan and all options granted under the Directors' Plan expire ten years from the date of grant. All other options which have been granted under the 1991 Plan and 2000 Plan expire seven years from the date of grant. Options generally vest ratably over a four-year period. At December 31, 2001, there were 2,178,968 shares available for future grant under the 2000 Plan.

     Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001: risk-free interest rate of 4.75%, dividend yield of 0.65%, volatility factor of the expected market price of the Company's Common Stock of .505 and a weighted-average expected life of the options of approximately four years.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                  2001      2000      1999
                                                -------   --------   -------

        Pro forma net income (loss)             $57,741   $(82,215)  $53,244

        Pro forma net income (loss) available
            to common shareholders               57,596    (89,915)   45,544

        Pro forma net income (loss) per
            common share                           3.28      (6.71)     3.13

        Pro forma net income (loss) per
            common share assuming dilution
            (Note 9)                               3.10      (6.71)     2.73

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                              Weighted       Weighted
                                                Number        Average        Average
                                              of Shares    Exercise Price   Fair Value
                                              ----------   --------------   ----------
     Options outstanding, December 31, 1998
         (458,762 exercisable)                   681,187       $19
     Granted                                     199,000        43            $13.05
     Exercised                                    99,069        11
     Forfeited                                    18,000        44

     Options outstanding, December 31, 1999
         (474,368 exercisable)                   763,118       $25
     Granted                                     403,000        19            $ 8.33
     Exercised                                   113,618        15
     Forfeited                                    10,500        19

     Options outstanding, December 31, 2000
         (489,000 exercisable)                 1,042,000       $24
     Granted                                     710,000        31            $12.56
     Exercised                                   246,099        15
     Forfeited                                    12,000        45

     Options outstanding, December 31, 2001
         (421,145 exercisable)                 1,493,901       $29

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

(In thousands of dollars except per common share amounts)

6.   SHAREHOLDERS' EQUITY (Continued)

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                   Weighted    Weighted                 Weighted
       Range of       Number        Average    Average       Number      Average
       Exercise    Outstanding     Remaining   Exercise   Exercisable   Exercise
       Prices      at 12/31/01       Life       Price     at 12/31/01     Price
     -----------   -------------   ---------   --------   -----------   --------

     $ 7  - $19        299,938       4.34        $18        129,160      $17
      20  -  22        235,963       4.48         21        123,235       21
      27  -  27        352,000       6.97         27             --       --
      28  -  29         32,000       8.51         28         32,000       28
      37  -  54        574,000       5.29         40        136,750       45
                     ---------                              -------
     $ 7  - $54      1,493,901       5.44        $29        421,145       28
                     =========                             ========

     Savings and Stock Ownership Plan
     --------------------------------

     The Company has registered 3,000,000 shares of Common Stock for use in connection with the LandAmerica Financial Group, Inc. Savings and Stock Ownership Plan. Substantially all of the employees of the Company are eligible to participate in the Plan.

     The Plan Trustee purchases shares on the open market to use in matching employee contributions. The level of contributions to the Plan is discretionary and set by the Board of Directors annually. The number of shares purchased and allocated to employees in 2001, 2000 and 1999 were 265,262, 238,993 and 313,167, respectively, at a cost of $8,223, $7,220 and
     $7,579, respectively.

     Series B Preferred Stock
     ------------------------

     On February 27, 1998, the Company issued 2,200,000 shares of its 7% Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") to Reliance Insurance Company ("RIC") in connection with the acquisition of Commonwealth Land Title Insurance Company and Transnation Title Insurance Company (the "Acquisition"). The terms of the Series B Preferred Stock provided for the payment of quarterly cumulative cash dividends at an annual rate of 7% of the stated value of $50.00 per share, or $3.50 per share.

     The Series B Preferred Stock was convertible at the option of the holder into shares of Common Stock at a conversion price of $22.80 per share of Common Stock (equivalent to a conversion ratio of approximately 2.193 shares of Common Stock for each share of Series B Preferred Stock or 4,824,561 shares of Common Stock in the aggregate), subject to adjustment as described in the terms of the Series B Preferred Stock. The Series B Preferred Stock was not convertible into shares of Common Stock by RIC and its

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

(In thousands of dollars except per common share amounts)

6.   SHAREHOLDERS' EQUITY (Continued)

     affiliates until such time as RIC and its affiliates had sold, conveyed or transferred all of the 4,039,473 shares of Common Stock received by RIC from the Company in connection with the Acquisition.

     In the first quarter of 2001, RIC sold all of the 4,039,473 shares of Common Stock acquired in connection with the Acquisition and an additional 4,460,561 shares of Common Stock acquired upon conversion of 2,034,017 shares of the Series B Preferred Stock. The sales were made in connection with an underwritten public offering. Following the sale of the shares, RIC owned 1 share of Common Stock and 165,983 shares of Series B Preferred Stock. In June 2001, RIC converted its remaining 165,983 shares of Preferred Stock into 363,997 shares of Common Stock. As a result, there are no outstanding shares of Series B Preferred Stock.

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

     A summary of unrealized gains (losses) and reclassification adjustments, net of tax, of available-for-sale securities for the years ended December 31, 2001, 2000 and 1999 follows:

                                                   2001       2000       1999
                                                 -------    -------    --------

     Unrealized holding gains (losses)
         arising during the period               $10,175    $26,750    $(26,838)
     Reclassification adjustment for gains
         (losses) previously included in other
         comprehensive income (net of tax
         (benefit) expense of $(186) - 2001;
         $(706) - 2000 and $3,020 - 1999)           (332)    (1,369)      5,144
     Adjustment for valuation allowance for
         deferred tax                                 --      1,696      11,520
                                                 -------    -------    --------
     Net unrealized holding gains (losses)
         arising during the period               $10,507    $26,423    $(43,502)
                                                 =======    =======    ========

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

(In thousands of dollars except per common share amounts)

7.   STATUTORY FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities. Combined statutory equity of the Company's insurance subsidiaries was $451,155 and $358,562 at December 31, 2001 and 2000, respectively. The difference between statutory equity and equity determined on the basis of accounting principles generally accepted in the United States is primarily due to differences between the provision for policy and contract claims included in the accompanying financial statements and the statutory unearned premium reserve, which is calculated in accordance with statutory requirements, and statutory regulations that preclude the recognition of certain assets and limit the recognition of goodwill and deferred income tax assets. Combined statutory net income of the Company's primary insurance subsidiaries was $79,309, $17,558 and $65,480 for the years ended December 31, 2001, 2000 and 1999, respectively.

     In a number of states, the Company's insurance subsidiaries are subject to regulations which require minimum amounts of statutory equity and which require that the payment of any extraordinary dividends receive prior approval of the Insurance Commissioners of these states. An extraordinary dividend is generally defined by various statutes in the state of domicile of the subsidiary insurer. Under such statutory regulations, net assets of consolidated subsidiaries aggregating $59,655 is available for dividends, loans or advances to the Company during the year 2001.

     In addition, the credit agreement with Bank of America (See Note 12) contains certain covenants which would limit future dividend payments by the Company. Management does not believe, however, that these restrictions will, in the foreseeable future, adversely affect the Company's ability to pay cash dividends at the current dividend rate.

     In 1998, the National Association of Insurance Commissioners adopted codified statutory accounting principles ("Codification"). Codification has changed, to some extent, prescribed statutory accounting practices, and resulted in changes to the accounting practices that the Company's insurance subsidiaries use to prepare their statutory financial statements. Most states adopted Codification effective January 1, 2001 with varying degrees of modification. The combined statutory equity of the Company's insurance subsidiaries increased $4,686 due to the adoption of Codification on January 1, 2001.

8.   INCOME TAXES

     The Company files a consolidated federal income tax return with its subsidiaries. Significant components of the Company's deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

(In thousands of dollars except per common share amounts)

8.   INCOME TAXES (Continued)

                                                    2001       2000
                                                  --------   --------
Deferred tax assets:
    Policy and contract claims                    $ 63,369   $ 72,956
    Pension liability                                6,992      7,214
    Employee benefit plans                          21,090     18,356
    Allowance for bad debts                          4,864      3,838
    Unrealized losses                                   --      1,696
    Other intangible assets                         57,307     48,804
    Other                                            1,774        786
                                                  --------   --------
      Total deferred tax assets                    155,396    153,650
    Valuation allowance for deferred tax assets         --     (1,696)
                                                  --------   --------
      Net deferred tax assets                      155,396    151,954
                                                  --------   --------

Deferred tax liabilities:
    Title plant basis differences                    8,910      7,374
    Capitalized system development costs               823      5,574
    Unrealized gains                                 3,120         --
                                                  --------   --------
      Total deferred tax liabilities                12,853     12,948
                                                  --------   --------
Net deferred tax asset                            $142,543   $139,006
                                                  ========   ========

     A valuation allowance will be established for any portion of a deferred tax asset that management believes may not be realized. At December 31, 2001 and 2000, the Company recorded a valuation allowance of $0 and $1,696, respectively, related to the deferred tax assets created by the unrealized losses associated with the Company's investment portfolio.

     The provision for income tax differs from the amount of income tax determined by applying the U.S. statutory income tax rate (35%) to pre-tax income as a result of the following:

                                                        2001        2000       1999
                                                       -------    --------    -------
     Tax expense (benefit) at federal statutory rate   $32,958    $(44,848)   $29,705
     Non-taxable interest                               (4,452)     (3,651)    (3,302)
     Dividend deductions                                  (795)       (863)      (883)
     Company-owned life insurance                         (654)     (1,176)      (612)
     Meals and entertainment                             3,421       3,200      2,200
     State income taxes, net of federal benefit          1,135      (1,615)       655
     Other, net                                          2,286       1,582      2,790
                                                       -------    --------    -------
     Income tax expense                                $33,899    $(47,371)   $30,553
                                                       =======    ========    =======

     Taxes paid were $25,979 in 2001, $10,400 in 2000 and $30,574 in 1999.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

(In thousands of dollars except per common share amounts)

9.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

                                                        2001        2000       1999
                                                      --------    --------    -------
     Numerator:
         Net income (loss) - numerator for diluted
            earnings per share                        $ 60,266    $(80,766)   $54,317
         Less preferred dividends                         (145)     (7,700)    (7,700)
                                                      --------    --------    -------

         Numerator for basic earnings per share       $ 60,121    $(88,466)   $46,617
                                                      ========    ========    =======

     Denominator:
         Weighted average shares - denominator for
            basic earnings per share                    17,574      13,397     14,532

     Effect of dilutive securities:
         Assumed weighted average conversion of
            preferred stock                                852          --      4,825
         Employee stock options                            191          --        146
                                                      --------    --------    -------

         Denominator for diluted earnings per share     18,617      13,397     19,503

     Basic earnings per common share                  $   3.42    $  (6.60)   $  3.21
                                                      ========    ========    =======

     Diluted earnings per common share                $   3.24    $  (6.60)   $  2.79
                                                      ========    ========    =======

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

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

                                                     Pension Benefits         Other Benefits
                                                   --------------------    --------------------
                                                     2001        2000        2001        2000
                                                   --------    --------    --------    --------
     Change in benefit obligation:
        Benefit obligation at beginning of year    $206,545    $204,061    $ 45,581    $ 40,561
        Service cost                                  7,438       7,277         772       1,131
        Interest cost                                15,167      14,576       3,325       3,194
        Plan participants' contributions                 --          --         580         453
        Plan amendments                                  --          --          --       3,347
        Actuarial loss (gain)                         6,315       1,045        (355)        (62)
        Benefits paid                               (20,908)    (20,414)     (3,682)     (3,043)
                                                   --------    --------    --------    --------
        Benefit obligation at end of year           214,557     206,545      46,221      45,581
                                                   --------    --------    --------    --------

     Change in plan assets:
        Fair value of plan assets at beginning
          of year                                   217,224     198,797       1,760       1,842
        Actual return on plan assets                (21,762)     33,525          72         181
        Refund of plan assets                            --          --      (1,454)         --
        Company contributions                        19,336       5,316       2,686       2,327
        Plan participants' contributions                 --          --         580         453
        Benefits paid                               (20,908)    (20,414)     (3,644)     (3,043)
                                                   --------    --------    --------    --------
        Fair value of plan assets at end of year    193,890     217,224          --       1,760
                                                   --------    --------    --------    --------

     Funded status of the plan (underfunded)        (20,667)     10,679     (46,221)    (43,821)
     Unrecognized net actuarial loss (gain)          28,229     (17,263)     (1,275)     (2,355)
     Unrecognized transition (asset) obligation          --         (10)     12,909      14,083
     Unrecognized prior service cost                (10,665)    (12,507)      2,590       3,068
     Contribution made between measurement date
        and year end                                     --       1,299          --          --
     Minimum pension liability adjustment           (14,752)         --          --          --
                                                   --------    --------    --------    --------
     Accrued benefit cost                          $(17,855)   $(17,802)   $(31,997)   $(29,025)
                                                   ========    ========    ========    ========

                                                     Pension Benefits         Other Benefits
                                                   --------------------    --------------------
                                                     2001        2000        2001        2000
                                                   --------    --------    --------    --------
     Weighted average assumptions
        as of December 31:
        Discount rate                                7.50%       7.75%       7.50%       7.75%
        Expected return on plan assets               9.00%       9.00%       6.00%       6.00%
        Rate of compensation increase                4.63%       4.63%       4.63%       4.63%

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

(In thousands of dollars except per common share amounts)

10.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

                                 Pension Benefits                   Other Benefits
                           --------------------------------    --------------------------
                             2001        2000        1999       2001      2000      1999
                           --------    --------    --------    ------    ------    ------
Components of net
  periodic pension cost:
  Service cost             $  7,438    $  7,277    $  7,183    $  771    $1,131    $1,564
  Interest cost              15,167      14,576      14,062     3,325     3,194     2,749
  Expected return on
    plan assets             (17,415)    (16,773)    (15,875)      (91)      (96)     (121)
  Amortization of
    unrecognized
    transition
    obligation or
    (asset)                     (10)        (21)        (21)    1,174     1,174     1,174
  Prior service cost
    recognized               (1,842)     (1,842)     (1,842)      478       279        --
  Recognized (gains)
    losses                       --          --         595        --        --        --
                           --------    --------    --------    ------    ------    ------
  Net periodic
    benefit cost           $  3,338    $  3,217    $  4,102    $5,657    $5,682    $5,366
                           ========    ========    ========    ======    ======    ======

     The assumed health care cost trend rate used to measure the expected cost of covered health care benefits for the Company's plan was 7.50% for 2001 and 7.00% for 2002 and is assumed to decrease 0.50% per year until 2004, 0.25% per year until 2006 and remain level at 5.50% thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                 One Percentage    One Percentage
                                                 Point Increase    Point Decrease
                                                 --------------    --------------
     Effect on total of service and interest
         cost components in 2001                     $   96           $   (87)
     Effect on postretirement benefit
         obligation as of 2001                       $1,350           $(1,231)

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

(In thousands of dollars except per common share amounts)

11.  LEASE COMMITMENTS (Continued)

     Following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001.

     2002                                 $ 49,845
     2003                                   40,975
     2004                                   27,637
     2005                                   14,325
     2006                                    7,127
     Thereafter                              5,678
                                          --------
                                          $145,587
                                          ========

     Rent expense was $62,943, $58,989 and $53,069 for the years ended December 31, 2001, 2000 and 1999, respectively.

     In December 2001, the Company entered into a sale-leaseback transaction, totaling $10,000 whereby the Company sold and leased back assets classified as furniture and equipment. These assets were leased back from the purchaser over periods of 5 and 7 years. The resulting lease is being accounted for as an operating lease and the resulting gain of $171 is being amortized over the life of the lease. The lease requires the Company to pay customary operating and repair expenses and to observe certain covenants. This lease contains a renewal option at lease termination and a purchase option at an amount approximating fair market value at lease termination.

     In December 2000, the Company entered into a sale-leaseback transaction, totaling $5,996 whereby the Company sold and leased back assets classified as furniture and equipment. These assets were leased back from the purchaser over periods of 5 and 7 years. The resulting lease is being accounted for as an operating lease and the resulting gain of $212 is being amortized over the life of the lease. The lease requires the Company to pay customary operating and repair expenses and to observe certain covenants. This lease contains a renewal option at lease termination and a purchase option at an amount approximating fair market value at lease termination.

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

(In thousands of dollars except per common share amounts)

11.  LEASE COMMITMENTS (Continued)

     Future scheduled minimum lease payments under the non-cancelable operating leases as of December 31, 2001 are as follows:

     2002                                    $ 6,423
     2003                                      6,423
     2004                                      6,423
     2005                                      6,423
     2006                                      5,773
     Thereafter                                5,426
                                             -------
     Total minimum lease payments            $36,891
                                             =======

12.  CREDIT ARRANGEMENTS

     On November 7, 1997, the Company entered into a credit agreement with Bank of America, individually and as administrative agent for a syndicate of eleven other banks, pursuant to which a credit facility, in an aggregate principal amount of up to $237,500, was established. The credit facility is a six-year senior unsecured revolving credit facility which will terminate with all outstanding amounts being due and payable November 7, 2003, unless extended as provided in the credit agreement. At December 31, 2001, the amount due under the credit agreement was $55,500.

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

     On August 31, 2001, the Company issued $150,000 of senior notes through a private placement managed by First Union Securities, Inc. and SunTrust Equitable Securities. The $150,000 was divided into three series with $50,000 due in 2006 and bearing interest at 7.16%; $50,000 due in 2008 and bearing interest at 7.45% and $50,000 due in 2011 and bearing interest at 7.88%.

     The proceeds from the private placement were used to repay $150,000 of the debt under the bank revolving credit facility. The principal amount of the credit facility was reduced to $150,000 of which $94,500 was available at December 31, 2001.

     Interest paid was $11,020, $13,255 and $11,955, in 2001, 2000 and 1999,
     respectively.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

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

     Litigation Not in the Ordinary Course of Business
     -------------------------------------------------

     The People of the State of California, the Controller of the State of California and the Insurance Commissioner of the State of California have filed a putative defendant class action suit in the Sacramento Superior Court against Fidelity National Title Insurance Company and others (Case No. 99AS02793) (the "Attorney General's Case"). While the subsidiaries of the Company that do business in California (the "Company's California Subsidiaries") were not named in the Attorney General's Case, they fall within the putative defendant class definition which includes virtually all title insurance underwriters, underwritten title companies, controlled escrow companies and independent escrow companies in California. The Attorney General's Case alleges that the defendants (i) failed to escheat unclaimed property to the Controller of the State of California on a timely basis, (ii) charged California home buyers and other escrow customers fees for services which were never performed, or which cost less than the amount charged, and (iii) devised and carried out schemes with financial institutions to receive interest, or monies in lieu of interest, on escrow funds deposited by defendants with financial institutions in demand deposits. The Attorney General's Case seeks injunctive relief, restitution and civil penalties. The Company has reached an agreement in principle to settle the claims made in the Attorney General's Case. The Company believes that if a final settlement materially consistent with the terms of the agreement in principle is consummated, such settlement would not have a material adverse effect upon the Company's financial condition.

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

(In thousands of dollars except per common share amounts)

13.  PENDING LEGAL PROCEEDINGS (Continued)

     interest on their funds and/or were charged fees for services not rendered by Defendants or excessive fees for the services Defendants performed." The Plaintiffs allege in the Amended Complaint that the Defendants unlawfully
     (a) received interest, other credits or payments that served as the functional equivalent of interest, on customer escrow funds; (b) charged and retained fees for preparing and recording reconveyances that they did not prepare or record, and charged and retained excessive fees for other escrow-related services; and (c) swept or converted funds in escrow accounts based upon contrived charges prior to the time the funds escheated or should have escheated to the State of California pursuant to the Unclaimed Property Law. The Plaintiffs assert claims for relief against the Defendants based on (i) violation of California's Unfair Business Practices Act, California Business and Professions Code Sections 17200, et. seq.;
                                                                   --  ---
     (ii) violation of California's Deceptive, False and Misleading Advertising Act, California Business and Professions Code Sections 17500, et. seq.;
                                                                   --  ---
     (iii) violation of California's Consumer Legal Remedies Act, California Civil Code Sections 1750, et. seq.; (iv) breach of fiduciary duty; (v)
                               --  ---
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

     Commonwealth Land Title Company, a subsidiary of the Company, was served with a complaint in a putative class action suit filed on May 21, 2001 in the Superior Court of Los Angeles, California, Central District, styled Thomas Branick and Ardra Campbell v. First American Title, et al. (Case No. BC 250923). The complaint, which named "Commonwealth Title" and numerous other title companies and lenders as defendants, purported to allege causes of action for unfair competition (California Business and Professions Code Sections 17200,et. seq.)and unfair business practices (California Business
                    --  ---
     and Professions Code Sections 1750, et. seq.). Although the complaint
                                         --  ---
     contained no specific allegations against "Commonwealth Title," it generally alleged that the named defendants improperly charged recordation and other fees. The complaint prayed for relief in the form of statutory penalties, restitution, injunctive relief, costs of suit and attorneys' fees. After the action was brought, amendments were filed naming Lawyers Title Company and Lawyers Title Insurance Corporation as defendants. Following a hearing on February 15, 2002, the court sustained defendants' demurrers dismissing the suit without leave to amend, based only on a misjoinder of parties. The plaintiffs could challenge this decision in the Superior Court or appeal it.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

(In thousands of dollars except per common share amounts)

14.  ACQUISITIONS

     On October 31, 2000, the Company acquired all of the outstanding shares of Primis, Inc. ("Primis"). Primis is a web based provider of property information and appraisal services. The acquisition has been accounted for by the Company using the "purchase" method of accounting. The assets and liabilities of Primis have been revalued to their respective fair market values. Total cost and goodwill recognized in all acquisitions made by the Company were $16,540 and $15,794 in 2001 and $51,049 and $54,266 in 2000.

     On August 1, 2000, the Company entered into a joint venture agreement with The First American Corporation contributing certain assets of its wholly-owned subsidiary, Datatrace, creating Data Trace Information Services ("Data Trace"). The financial statements of the Company reflect Data Trace as an investment in affiliates, included in Other Assets on the balance sheet.

     Pursuant to EITF 94-3, the Company has recorded exit and termination costs of $3,079 associated with these transactions, all of which were paid as of December 31, 2001. Costs incurred relate to exiting certain leases and license and maintenance agreements and to the termination of employees for which employee severance benefits have been accrued.

15.  IMPAIRMENT CHARGES

     Due to continued performance levels below original forecasts, the Company reassessed the carrying value of intangibles associated with the Primis acquisition during the fourth quarter of 2001. The assessment of the recoverability of intangibles related to the acquisition was based upon an analysis of discounted cash flows. The discount rate used in determining discounted cash flows was a rate corresponding to the Company's cost of capital. As a result of this analysis, the carrying value of intangibles was written down. This charge amounted to $40,181 and is included under the caption "Write off of intangibles and capitalized software" in the Consolidated Statements of Operations.

     During the fourth quarter of 2001 the Company determined that it would no longer pursue the development of TitleQuest, its back office title production software and recorded a non-cash charge of approximately $11,215 relating to the TitleQuest project which is included under the caption "Write off of intangibles and capitalized software" in the Consolidated Statements of Operations.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

(In thousands of dollars except per common share amounts)

16.  UNAUDITED QUARTERLY FINANCIAL DATA

     Selected quarterly financial information follows:

                                                 First      Second      Third     Fourth
                                                Quarter     Quarter    Quarter    Quarter
                                                --------   --------   --------   ---------
     2001
     ----
         Premiums, title search, escrow and
           other                                $426,096   $541,126   $528,032   $ 624,220
         Net investment income                    12,509     12,496     13,049      12,949
         Income before income taxes               10,376     44,555     29,295       9,939
         Net income                                6,641     28,515     18,750       6,360
         Net income per common share                0.43       1.58       1.02        0.34
         Net income  per common share -
           assuming dilution                        0.36       1.54       1.01        0.34

     2000
     ----
         Premiums, title search, escrow and
           other                                $393,779   $454,203   $439,633   $ 463,653
         Net investment income                    12,860     12,377     12,763      13,136
         Income (loss) before income taxes        (3,108)    26,875     11,867    (163,770)
         Net income (loss)                        (2,051)    17,736      7,832    (104,283)
         Net income (loss) per common share        (0.30)      1.18       0.44       (7.88)
         Net income (loss) per common share -
           assuming dilution                       (0.30)      0.97   $   0.43       (7.88)

     In the fourth quarter of 2000, the Company changed its method of assessing the recoverability of goodwill which resulted in a net of tax charge to earnings of $110,369 (See Note 2). In the fourth quarter of 2001, the Company reassessed the carrying value of intangibles and capitalized software which resulted in net of tax charges to earnings of $32,893 (See
     Note 15).

17.  PENDING ACCOUNTING CHANGES

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $6,016 ($0.32 per diluted share) per year.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------

17.  PENDING ACCOUNTING CHANGES (Continued)

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

                                                                      Schedule I

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                                DECEMBER 31, 2001
                            (In thousands of dollars)

     Column A                                 Column B      Column C     Column D
     --------                                 ----------   ---------   --------------
                                                                         Amount at
                                                           Estimated       which
                                              Amortized       Fair     shown in the
Type of investment                              Cost         Value     Abalance sheet
                                              ----------   ---------   --------------
    Fixed maturities:
        Available-for-sale:
           Bonds:
               United States Government and
                  government agencies and
                  authorities                 $   61,962   $  64,708     $   64,708
               States, municipalities and
                  political subdivisions         312,507     318,082        318,082
               Foreign Government                  2,504       1,816          1,816
               Public Utilities                   69,729      68,023         68,023
               All other corporate bonds         256,099     261,666        261,666
               Mortgage-backed securities        108,892     110,285        110,285
           Preferred stock                        53,661      49,690         49,690
                                              ----------   ---------     ----------

           Total fixed maturities             $  865,354   $ 874,270     $  874,270
                                              ==========   =========     ==========

Mortgage loans on real estate                 $    1,536         XXX     $    1,536
                                              ==========   =========     ==========

Deposits with banks:
    Invested cash                             $  133,185         XXX     $  133,185
                                              ==========   =========     ==========

           Total investments                  $1,000,075         XXX     $1,008,991
                                              ==========   =========     ==========

                                                                     Schedule II

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          PARENT COMPANY BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                            (In thousands of dollars)

                                                                                     2001        2000
                                                                                  ----------   --------
ASSETS
-------
Fixed maturities available for sale - at fair value
    (amortized cost:  2001 - $15, 296; 2000 - $10,409)                            $   15,365   $ 10,190
Cash and short term investments                                                       23,555     10,299
Stock of subsidiaries at equity                                                      914,042    865,810
Notes receivable from affiliates                                                          --        775
Notes receivable other (less allowance for doubtful accounts: 2001
    - $1,000; 2000 - $500)                                                             1,130      3,379
Income tax recoverable                                                                17,332      6,213
Accounts receivable from affiliates                                                   22,456     39,828
Other assets                                                                          19,994      6,199
                                                                                  ----------   --------
    Total Assets                                                                  $1,013,874   $942,693
                                                                                  ==========   ========

LIABILITIES
-----------

Notes payable                                                                     $  205,500   $195,500
Other liabilities                                                                     80,881     83,093
                                                                                  ----------   --------
    Total Liabilities                                                                286,381    278,593
                                                                                  ----------   --------

SHAREHOLDERS' EQUITY
--------------------

Preferred stock, no par value, authorized 5,000,000 shares, no shares of Series
    A Junior Participating Preferred Stock issued or outstanding; 2,200,000 shares of 7% Series B Cumulative
    Convertible Preferred Stock issued and outstanding in 2000                            --    175,700

Common stock, no par value, 45,000,000 shares authorized, shares
    issued and outstanding:  2001 - 18,583,937; 2000 - 13,518,319                    521,795    340,269

Accumulated other comprehensive loss                                                  (3,647)    (4,712)

Retained earnings                                                                    209,345    152,843
                                                                                  ----------   --------
    Total Shareholders' Equity                                                       727,493    664,100
                                                                                  ----------   --------
        Total Liabilities and Shareholders' Equity                                $1,013,874   $942,693
                                                                                  ==========   ========

                                                                     Schedule II

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     PARENT COMPANY STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                            (In thousands of dollars)

                                                         2001       2000        1999
                                                        -------   ---------   --------
REVENUES
    Dividends received from consolidated subsidiaries   $32,250   $  62,602    $55,300
    Management fee from consolidated subsidiaries         8,381      10,156      5,125
    Other income                                          3,551       7,996      3,001
                                                        -------   ---------    -------
                                                         44,182      80,754     63,426
                                                        -------   ---------    -------

EXPENSES

    Interest expense                                     12,548      13,477     12,155
    Administrative expenses                               8,381      19,064      5,951
                                                        -------   ---------    -------
                                                         20,929      32,541     18,106
                                                        -------   ---------    -------

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF
    SUBSIDIARIES                                         23,253      48,213     45,320

FEDERAL INCOME TAX BENEFIT                               (3,358)     (5,627)    (3,492)

EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF CONSOLIDATED
    SUBSIDIARIES                                         33,655    (134,606)     5,505
                                                        -------   ---------    -------
NET INCOME (LOSS)                                       $60,266   $ (80,766)   $54,317
                                                        =======   =========    =======

                                                                     Schedule II

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     PARENT COMPANY STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                            (In thousands of dollars)

                                                            2001        2000       1999
                                                          ---------   --------   --------
Cash flows from operating activities:
    Net income (loss)                                     $  60,266   $(80,766)  $ 54,317
        Undistributed net (income) loss of subsidiaries     (33,655)   134,606     (5,505)
        Receivable from affiliates                           17,372    (28,490)   (15,102)
        Income taxes                                        (11,119)    (5,059)        --
        Accounts payable                                     (2,212)        --         --
        Other                                               (19,101)    19,319      9,556
                                                          ---------   --------   --------

    Net cash provided by operating activities                11,551     39,610     43,266
                                                          ---------   --------   --------

Cash flows from investing activities:
    Cost of fixed maturity securities acquired              (15,429)   (10,413)        --
    Proceeds from sale of fixed maturity securities           9,430         --         --
    Additional investment in subsidiaries                    (4,358)   (35,740)        --
                                                          ---------   --------   --------

    Net cash used in investing activities                   (10,357)   (46,153)        --
                                                          ---------   --------   --------

Cash flows from financing activities:
    Common shares issued (retired)                            5,826     (1,869)   (40,690)
    Proceeds from note payable                              160,000         --         --
    Payments on notes payable                              (150,000)        --         --
    Dividends paid                                           (3,764)   (10,391)   (10,611)
                                                          ---------   --------   --------

    Net cash provided by (used in) financing activities      12,062    (12,260)   (51,301)
                                                          ---------   --------   --------

Net increase (decrease) in cash                              13,256    (18,803)    (8,035)
Cash at beginning of year                                    10,299     29,102     37,137
                                                          ---------   --------   --------

Cash at end of year                                       $  23,555   $ 10,299   $ 29,102
                                                          =========   ========   ========

                                                                     Schedule II

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES

Basis of presentation - The accompanying parent company financial statements
---------------------
should be read in conjunction with the Company's Consolidated Financial Statements.

                                  ITEM 14(a)(3)
                                INDEX TO EXHIBITS

Exhibit Number
and Applicable
Section of Item 601 of
Regulation S-K
--------------

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

                                  ITEM 14(a)(3)
                                INDEX TO EXHIBITS

Exhibit Number
and Applicable
Section of Item 601 of
Regulation S-K
--------------

      4.7 Note Purchase Agreement, dated as of August 31, 2001, by and among the Registrant and the purchasers named therein, with accompanying forms of 7.16% Senior Notes, Series A, due 2006, 7.45% Senior Notes, Series B, due 2008 and 7.88% Senior Notes, Series C, due 2011. The foregoing exhibits need not be filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant, by signing this Report on Form 10-K, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries, and for any unconsolidated subsidiaries for which financial statements are required to be filed that authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

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

                                  ITEM 14(a)(3)
                                INDEX TO EXHIBITS

Exhibit Number
and Applicable
Section of Item 601 of
Regulation S-K
--------------

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

                                  ITEM 14(a)(3)
                                INDEX TO EXHIBITS

Exhibit Number
and Applicable
Section of Item 601 of
Regulation S-K
--------------

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

     10.26 LandAmerica Financial Group, Inc. Outside Directors Deferral Plan, as amended and restated December 1, 1998, February 17, 1999 and January 1, 2002.*

                                  ITEM 14(a)(3)
                                INDEX TO EXHIBITS

Exhibit Number
and Applicable
Section of Item 601 of
Regulation S-K
--------------

     10.27 LandAmerica Financial Group, Inc. Executive Voluntary Deferral Plan, as amended and restated effective January 1, 2002.*

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

     10.30 LandAmerica Financial Group, Inc. 2000 Stock Incentive Plan, as amended February 21, 2001, incorporated by reference to
                  Exhibit 10.30 of the Registrant's Form 10-K for the year ended December 31, 2000, File No. 1-13990.

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

                                  ITEM 14(a)(3)
                                INDEX TO EXHIBITS

Exhibit Number
and Applicable
Section of Item 601 of
Regulation S-K
--------------

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

     10.42 Third Amendment to Credit Agreement, dated December 31, 2000, by and among the Registrant, Bank of America, N.A. and the financial institutions named therein, incorporated by reference to Exhibit 10.42 of the Registrant's Form 10-K for the year ended December 31, 2000, File No. 1-13990.

     10.43 Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated February 20, 2001, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.43 of the Registrant's Form 10-K for the year ended December 31, 2000, File No. 1-13990.

     10.44 Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated December 20, 2001, with Schedule of Optionees and Options Awarded.*

     10.45 Form of Split-Dollar Life Insurance Agreement, between the Registrant and the named executive officers listed in the attached Schedule.*

     10.46 Form of Modification to Agreement between the Registrant and the named executive officers listed in the attached Schedule.*

                                  ITEM 14(a)(3)
                                INDEX TO EXHIBITS

Exhibit Number
and Applicable
Section of Item 601 of
Regulation S-K
--------------

     10.47 Form of Modification to Agreement, dated as of January 23, 2002, between the Registrant and the named executive officers listed in the attached Schedule.*

     11           Statement re: Computation of Earnings Per Share.*

     21           Subsidiaries of the Registrant.*

     23           Consent of Ernst & Young LLP.*

*    Filed Herewith