Form 10-Q
period 2002-03-31
LANDAMERICA FINANCIAL GROUP INC
filed 2002-05-13
CIK 877355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



       For Quarter Ended March 31, 2002      Commission File No. 1-13990
                         --------------                          -------



                        LANDAMERICA FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)



              Virginia                                   54-1589611
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


  101 Gateway Centre Parkway
  Richmond, Virginia                                     23235-5153
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

                                  Yes _X_  No ___


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Common Stock, No Par Value     18,563,385        May 7, 2002
                                              ----------        -----------

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

                      Consolidated Statements of Operations ................5

                      Consolidated Statements of
                         Cash Flows.........................................6

                      Consolidated Statements of Changes in
                         Shareholders' Equity...............................7

                      Notes to Consolidated
                         Financial Statements...............................8


      Item 2.         Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations.........................11


      Item 3.         Quantitative and Qualitative Disclosures
                         about Market Risk.................................14


                                 PART II.  OTHER INFORMATION

      Item 6.         Exhibits and Reports on Form 8-K.....................15

                      Signatures...........................................16

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)


                                                                                March 31,            December 31,
ASSETS                                                                            2002                   2001
------                                                                            ----                   ----

INVESTMENTS:
    Fixed maturities available-for-sale - at fair value
        (amortized cost:  2002 - $916,743; 2001 - $865,354)                 $      918,580         $      874,270
    Mortgage loans (less allowance for doubtful accounts:
        200 and 2001 - $176)                                                         1,142                  1,536
    Invested cash                                                                   85,692                133,185
                                                                            --------------         --------------

           Total Investments                                                     1,005,414              1,008,991

CASH                                                                                25,054                 35,585

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts:  2002 -
        $5,279; 2001 - $5,278)                                                       9,122                  8,773
    Accounts receivable (less allowance for doubtful
        accounts: 2002 - $8,153; 2001 - $8,058)                                     48,950                 58,564
                                                                            --------------         --------------

           Total Notes and Accounts Receivable                                      58,072                 67,337

PROPERTY AND EQUIPMENT - at cost (less
    accumulated depreciation and amortization:  2002 -
    $130,969; 2001 - $123,301)                                                      62,510                 62,015

TITLE PLANTS                                                                        96,632                 96,580

GOODWILL (less accumulated amortization:  2001 -
    $37,588)                                                                       190,728                190,702

DEFERRED INCOME TAXES                                                              142,470                142,543

OTHER ASSETS                                                                        99,113                103,728
                                                                            --------------         --------------

           Total Assets                                                     $    1,679,993         $    1,707,481
                                                                            ==============         ==============


                           See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)


                                                                                 March 31,            December 31,
LIABILITIES                                                                         2002                  2001
-----------                                                                         ----                  ----

POLICY AND CONTRACT CLAIMS                                                    $      564,016       $      561,438

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                156,886              187,308

FEDERAL INCOME TAXES                                                                   9,605                3,653

NOTES PAYABLE                                                                        187,311              208,595

OTHER                                                                                 23,691               18,994
                                                                              --------------       --------------

        Total Liabilities                                                            941,509              979,988
                                                                              --------------       --------------



COMMITMENTS AND CONTINGENCIES (Note 3)



SHAREHOLDERS' EQUITY

Common stock, no par value, 45,000,000 shares authorized,
    shares issued and outstanding:  2002 - 18,552,849; 2001
    - 18,583,937                                                                     520,922              521,795

Accumulated other comprehensive loss                                                  (8,248)              (3,647)

Retained earnings                                                                    225,810              209,345
                                                                              --------------       --------------

        Total Shareholders' Equity                                                   738,484              727,493
                                                                              --------------       --------------

           Total Liabilities and Shareholders' Equity                         $    1,679,993       $    1,707,481
                                                                              ==============       ==============


                           See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                                                        2002                2001
                                                                                        ----                ----
REVENUES
    Title and other operating revenues:
        Direct operations                                                          $  239,420           $  203,787
        Agency operations                                                             311,838              222,309
                                                                                   ----------           ----------

                                                                                      551,258              426,096

    Investment income                                                                  12,829               12,918
    Gain (loss) on sales of investments                                                   170                 (409)
                                                                                   ----------           ----------

                                                                                      564,257              438,605
                                                                                   ----------           ----------
EXPENSES
    Salaries and employee benefits                                                    164,741              140,877
    Agents' commissions                                                               247,275              174,618
    Provision for policy and contract claims                                           22,093               16,706
    Interest expense                                                                    3,217                3,667
    General, administrative and other                                                 100,173               92,361
                                                                                   ----------           ----------

                                                                                      537,499              428,229
                                                                                   ----------           ----------

INCOME  BEFORE INCOME TAXES                                                            26,758               10,376

INCOME TAX EXPENSE
    Current                                                                             6,815                  187
    Deferred                                                                            2,550                3,548
                                                                                   ----------           ----------

                                                                                        9,365                3,735
                                                                                   ----------           ----------

NET INCOME                                                                             17,393                6,641

DIVIDENDS - PREFERRED STOCK                                                                 -                 (145)
                                                                                   ----------           -----------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                        $   17,393           $    6,496
                                                                                   ==========           ==========

NET INCOME PER COMMON SHARE                                                             $0.94                $0.43

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                                                        18,529               15,148

NET INCOME PER COMMON SHARE ASSUMING DILUTION                                           $0.93                $0.36

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING ASSUMING DILUTION                                                      18,657               18,608



                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                     2002                   2001
                                                                                     ----                   ----
Cash flows from operating activities:
   Net income                                                                    $   17,393             $    6,641
     Depreciation and amortization                                                    5,135                  8,573
     Amortization of bond premium                                                     2,006                  1,143
     Realized investment (gains) losses                                                (170)                   409
     Deferred income tax                                                              2,550                    187
     Change in assets and liabilities, net of businesses acquired:
       Notes receivable                                                                (349)                  (839)
       Premiums receivable                                                            9,614                 (3,654)
       Income taxes receivable/payable                                                5,952                  4,934
       Policy and contract claims                                                     2,578                   (101)
       Accounts payable and accrued expenses                                        (30,422)               (26,193)
       Other                                                                          9,046                 (2,156)
                                                                                 ----------             ----------
         Net cash provided by (used in) operating activities                         23,333                (11,056)
                                                                                 ----------             -----------
Cash flows from investing activities:
   Purchase of property and equipment, net                                           (5,682)                (3,357)
   Purchase of business, net of cash acquired                                             -                   (433)
   Cost of investments acquired:
     Fixed maturities - available-for-sale                                         (155,919)              (110,018)
     Equity securities                                                                    -                     (8)
     Mortgage loans                                                                       -                 (6,245)
   Proceeds from investment sales or maturities:
     Fixed maturities - available-for-sale                                          102,710                101,531
     Mortgage loans                                                                     394                      -
                                                                                 ----------             ----------
         Net cash used in investing activities                                      (58,497)               (18,530)
                                                                                 ----------             ----------
Cash flows from financing activities:
   Proceeds from sale of common shares                                                  464                    611
   Cost of common shares repurchased                                                 (1,337)                     -
   Repayment of cash surrender value loan                                               225                   (322)
   Dividends paid                                                                      (928)                (1,005)
   Proceeds from issuance of notes payable                                                -                 10,000
   Payments on notes payable                                                        (21,284)                (3,010)
                                                                                 ----------             -----------
         Net cash (used in) provided by financing activities                        (22,860)                 6,274
                                                                                 ----------             ----------
         Net decrease in cash and invested cash                                     (58,024)               (23,312)
Cash and invested cash at beginning of period                                       168,770                123,351
                                                                                 ----------             ----------
Cash and invested cash at end of period                                          $  110,746             $  100,039
                                                                                 ==========             ==========


                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                                                             Accumulated
                                                                                               Other                      Total
                                                   Preferred Stock        Common Stock      Comprehensive   Retained   Shareholders'
                                                Shares      Amounts   Shares      Amounts   Income (Loss)   Earnings      Equity
                                                ------      -------   ------      -------   -------------   --------      ------

Balance - December 31, 2000                    2,200,000   $175,700  13,518,319   $340,269     $ (4,712)    $152,843      $ 664,100

Comprehensive income:
   Net income                                         -          -           -           -            -        6,641          6,641
   Other comprehensive income, net of tax of
     $2,714
     Net unrealized gain on securities                           -           -           -        9,751            -          9,751
                                                                                                                          ---------
                                                                                                                             16,392
   Stock option and incentive plans                   -          -      18,573         611            -            -            611
   Preferred stock conversion                  (2,034,017) (162,444) 4,460,561     162,444            -            -              -
   Preferred dividends (7%)                           -          -           -           -            -         (145)          (145)
   Common dividends ($0.05/share)                     -          -           -           -            -         (860)          (860)
                                               --------    -------   ---------    --------     --------     --------      ---------

Balance - March 31, 2001                        165,983    $13,256   17,997,453   $503,324     $  5,039     $158,479      $ 680,098
                                               ========    =======   ==========   ========     ========     ========      =========

BALANCE - December 31, 2001                           -          -   18,583,937   $521,795     $ (3,647)    $209,345      $ 727,493

Comprehensive income:
   Net income                                         -          -           -           -            -       17,393         17,393
   Other comprehensive income, net of tax of
     $(2,477)
     Net unrealized gains on securities               -          -           -           -       (4,601)           -         (4,601)
                                                                                                                          ---------
                                                                                                                             12,792
   Common stock retired                               -          -     (48,800)     (1,337)           -            -         (1,337)
   Stock option and incentive plans                   -          -      17,712         464            -            -            464
   Common dividends ($0.05/share)                     -          -           -           -            -         (928)          (928)
                                               --------    -------   ---------    --------     --------     --------      ---------

BALANCE - March 31, 2002                              -          -   18,552,849   $520,922     $ (8,248)    $225,810      $ 738,484
                                               ========    =======   ==========   ========     ========     ========      =========


                              See accompanying notes

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars except per share amounts)



1.       Interim Financial Information

         The unaudited consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 with the exception of a change in the method of accounting for goodwill described in Note 4. This report should be read in conjunction with the aforementioned Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of this information have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

2.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                 Three Months Ended March 31,
                                                                                   2002                  2001
                                                                                   ----                  ----
                  Numerator:
                      Net income - numerator for diluted earnings
                         per share                                             $   17,393             $   6,641
                      Less preferred dividends                                          -                  (145)
                                                                               ----------             ---------

                      Numerator for basic earnings per share                   $   17,393             $   6,496
                                                                               ==========             =========

                  Denominator:
                      Weighted average shares - denominator for
                         basic earnings per share                                  18,529                15,148

                  Effect of dilutive securities:
                      Assumed weighted average conversion of
                         preferred stock                                                -                 3,176
                      Employee stock options                                          128                   284
                                                                               ----------             ---------

                      Denominator for diluted earnings per share                   18,657                18,608
                                                                               ==========             =========

                  Basic earnings per common share                              $     0.94             $    0.43
                                                                               ==========             =========

                  Diluted earnings per common share                            $     0.93            $     0.36
                                                                               ==========            ==========

3.       Commitments and Contingencies

         For additional information, see Pending Legal Proceedings on pages F-29 and F-30 and Legal Proceedings on pages 12 and 13 of the Form 10-K for the year ended December 31, 2001.

4.       New Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests. Intangible assets with indefinite lives consist of Title Plants.

         On January 1, 2002, the Company adopted SFAS No. 142 which resulted in a $1.9 million increase in the Company's first quarter net of tax earnings and is expected to increase annual net earnings by $6.9 million. The Company will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill as of January 1, 2002 in the first sixth months of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company does not expect application of the impairment provisions of SFAS No. 142 to have an impact on the financial statements upon adoption.

         The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for the periods presented:


                                                                                 Three Months Ended March 31,
                                                                                   2002                  2001
                                                                                   ----                  ----

                  Reported net income                                          $   17,393            $    6,641
                  Goodwill amortization, net of tax                                     -                 1,858
                                                                               ----------            ----------

                  Adjusted net income                                          $   17,393            $    8,499
                                                                               ==========            ==========

                  Basic earnings per share:
                      Reported net income                                      $     0.94            $     0.43
                      Goodwill amortization                                             -                  0.12
                                                                               ----------            ----------

                      Adjusted net income                                      $     0.94            $     0.55
                                                                               ==========            ==========

                  Diluted earnings per share:
                      Reported net income                                      $     0.93            $     0.36
                      Goodwill amortization                                             -                  0.10
                                                                               ----------            ----------

                      Adjusted net income                                      $     0.93            $     0.46
                                                                               ==========            ==========

         On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of the Statement did not have a material impact on the Company's financial position and results of operations.

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Results of Operations

Operating Revenues

In the first quarter of 2002 the Company reported operating revenues of $551.3 million which was a 29.4% increase from the $426.1 million reported in the first quarter of 2001. The improvement in 2002 compared to 2001 resulted from continued strength in residential refinancings and a resilient housing market. Direct revenues increased 17.5% and agency revenues increased 40.3% in the first quarter of 2002 compared to the first quarter of 2001. Agency revenue reported reflected in part the typical industry time lag in reporting such revenues.

Investment Income

Investment income reported was $12.9 million in the first quarter of both 2002 and 2001. The amount reported in 2002 was earned on a higher level of invested assets which was offset by lower yields and a shift to tax exempt investments.

Expenses

Operating expenses for the first quarter of 2002 were $537.5 million compared to $428.2 in the first quarter of 2001. Overall expenses increased at a slightly lesser rate than revenues did in the first quarter of 2002 compared to the same period of 2001.

Commissions increased $72.7 million or 41.6% resulting from the increase in agency revenue levels and a slight increase in effective commission rates.

Salary and related expenses increased 16.9% from $140.9 million in the first quarter of 2001 to $164.7 in the first quarter of 2002. The largest contributor to this increase was increased levels of incentive compensation related to the production of the increased revenue in the first quarter of 2002 compared to the same period of 2001. Salary also increased due to an increase in the average staffing levels required to handle the increased revenue volumes. However, by the end of March 2002, actual staffing levels had been reduced approximately 6% from those at December 2001.

Other operating expenses increased from $92.4 million in the first quarter of 2001 to $100.2 in the 2002 comparable period. Increases in these expenses included revenue volume related items and a $3.2 million pretax charge related primarily to office closings and restructuring in the Company's OneStop operation. These increases were offset by a $2.6 million decrease in goodwill amortization related to the adoption of SFAS No 142.

The provision for policy and contract claims increased from $16.7 million in the first quarter of 2001 to $22.1 million in the first quarter of 2002 in proportion to the increase in revenues.

Net Income

The Company reported a net income of $17.4 million, or $0.93 per diluted share for the first quarter of 2002 compared to $6.6 million or $0.36 per diluted share for the comparable quarter of 2001.

In the first quarter of 2002 the Company adopted SFAS No. 142 which eliminated the requirement to amortize goodwill. As a result, net income was $1.9 million greater than it would have been without adoption. The effect of adoption is expected to be a $6.9 million increase in net income for the calendar year.

Finally, the first quarter of 2002 included after tax charges of $2.1 million or $0.11 per diluted share related primarily to office closures and restructuring of its OneStop operations.

Liquidity and Capital Resources

Cash provided by operations for the three months ended March 31, 2001 was $23.3 million. As of March 31, 2002, the Company held cash and invested cash of $110.7 million and fixed maturity securities of $918.6 million.

In December  2001 the board of  directors  approved a program  allocating  $25.0 million to repurchase up to 1.25 million shares or 7% of the Company's outstanding stock over the following twelve months. Through March 31, 2002, 48,800 shares at a cost of $1.4 million had been repurchased.

In view of the historical ability of the Company to generate strong, positive cash flows, and the strong cash position and relatively conservative capitalization structure of the Company, management believes that the Company will have sufficient liquidity and adequate capital resources to meet both its short- and long-term capital needs. In addition, the Company has $114.5 million available under a credit facility which was unused at March 31, 2002.

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

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                             (dollars in thousands)


                                                                                     2007 and
                                2002       2003       2004       2005       2006       after      Total    Fair Value
                                ----       ----       ----       ----       ----       -----      -----    ----------

Assets:
   Taxable available-for-sale
     securities:
     Book value                $22,756    $36,180     $25,451    $48,871    $43,638   $337,862   $514,758   $516,185
     Average yield               6.1%       5.8%        7.0%       6.8%       6.1%       6.4%

   Non-taxable available-for-
     sale securities:
     Book value                 5,363     16,795      18,350     34,469     28,532    244,919    348,428     352,516
     Average yield               4.3%       5.0%        4.7%       4.3%       4.5%       4.9%

   Preferred stock:
     Book value                     -         -           -          -          -      53,557     53,557      49,879
     Average yield                  -         -           -          -          -        7.8%


The Company also has long-term debt of $187.3 million bearing weighted-average interest at 6.4% at March 31, 2002. A 0.25% change in the interest rate would affect income before income taxes by approximately $0.5 million annually.

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

b)       Reports on Form 8-K
         --------------------

                  None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LANDAMERICA FINANCIAL GROUP, INC.
                                          --------------------------------------
                                           (Registrant)





Date:      May 13, 2002                    /s/ Charles Henry Foster, Jr.
       --------------------                -------------------------------------
                                           Charles Henry Foster, Jr.
                                           Chairman and Chief Executive Officer





Date:      May 13, 2002                    /s/ G. William Evans
       --------------------                -------------------------------------
                                           G. William Evans
                                           Executive Vice President and Chief
                                              Financial Officer

                                  EXHIBIT INDEX

No.               Description
---               -----------

11                Statement Re:  Computation of Earnings Per Share