Form 10-Q
period 2002-06-30
LANDAMERICA FINANCIAL GROUP INC
filed 2002-08-13
CIK 877355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



       For Quarter Ended June 30, 2002     Commission File No. 1-13990
                         --------------                        --------



                        LANDAMERICA FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)


            Virginia                                   54-1589611
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


           101 Gateway Centre Parkway
           Richmond, Virginia                                   23235-5153
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

                                  Yes X   No
                                     ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, No Par Value 18,433,509     August 8, 2002
                                     ----------     --------------

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.
                                                                        --------

                          PART I. FINANCIAL INFORMATION


Item 1.         Consolidated Financial Statements:

                Consolidated Balance Sheets...................................3

                Consolidated Statements of Operations ........................5

                Consolidated Statements of Cash Flows.........................6

                Consolidated Statements of Changes in
                   Shareholders' Equity.......................................7

                Notes to Consolidated Financial Statements....................8


Item 2.         Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................11

Item 3.         Quantitative and Qualitative Disclosures about Market Risk...14


                           PART II. OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders..........15

Item 6.         Exhibits and Reports on Form 8-K.............................15

                Signatures.................................................. 16

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)


                                                                                June 30,             December 31,
ASSETS                                                                            2002                   2001
------                                                                            ----                   ----
INVESTMENTS:
    Fixed maturities available-for-sale - at fair value (amortized
        cost:  2002 - $926,335; 2001 - $865,354)                            $      949,212         $      874,270
    Mortgage loans (less allowance for doubtful accounts: 2002 -
        $203; 2001 - $176)                                                           1,028                  1,536
    Invested cash                                                                  138,725                133,185
                                                                            --------------         --------------

           Total Investments                                                     1,088,965              1,008,991

CASH                                                                                28,735                 35,585

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts:  2002 - $5,665;
        2001 - $5,278)                                                               9,088                  8,773
    Accounts receivable (less allowance for doubtful accounts:
        2002 - $8,489; 2001 - $8,058)                                               50,227                 58,564
                                                                            --------------         --------------

           Total Notes and Accounts Receivable                                      59,315                 67,337

PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation
    and amortization:  2002 - $135,337; 2001 - $123,301)                            61,243                 62,015

TITLE PLANTS                                                                        96,759                 96,580

GOODWILL (less accumulated amortization: 2001 - $37,588)                           191,742                190,702

DEFERRED INCOME TAXES                                                              137,649                142,543

OTHER ASSETS                                                                       117,678                103,728
                                                                            --------------         --------------

           Total Assets                                                     $    1,782,086         $    1,707,481
                                                                            ==============         ==============

                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)


                                                                                  June 30,            December 31,
LIABILITIES                                                                         2002                  2001
-----------                                                                         ----                  ----
POLICY AND CONTRACT CLAIMS                                                    $      568,101       $      561,438

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                212,083              187,308

FEDERAL INCOME TAXES                                                                  16,293                3,653

NOTES PAYABLE                                                                        187,713              208,595

OTHER                                                                                 23,281               18,994
                                                                              --------------       --------------

        Total Liabilities                                                          1,007,471              979,988
                                                                              --------------       --------------



COMMITMENTS AND CONTINGENCIES (Note 3)



SHAREHOLDERS' EQUITY

Common stock, no par value, 45,000,000 shares authorized, shares
    issued and outstanding:  2002 - 18,482,834; 2001 - 18,583,937                    518,515              521,795

Accumulated other comprehensive loss                                                   5,428               (3,647)

Retained earnings                                                                    250,672              209,345
                                                                              --------------       --------------

        Total Shareholders' Equity                                                   774,615              727,493
                                                                              --------------       --------------

           Total Liabilities and Shareholders' Equity                         $    1,782,086       $    1,707,481
                                                                              ==============       ==============

                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                              2002           2001           2002            2001
                                                              ----           ----           ----            ----
REVENUES
    Title and other operating revenues:
        Direct operations                                 $  254,618     $  269,819     $  494,038      $  473,606
        Agency operations                                    349,400        271,307        661,238         493,616
                                                          ----------     ----------     ----------      ----------
                                                             604,018        541,126      1,155,276         967,222
    Investment income                                         12,984         12,864         25,813          25,782
    Loss on sale of investments                                 (193)          (368)           (23)           (777)
                                                          ----------     ----------     ----------      ----------
                                                             616,809        553,622      1,181,066         992,227
                                                          ----------     ----------     ----------      ----------
EXPENSES
    Salaries and employee benefits                           158,916        165,708        323,303         306,585
    Agents' commissions                                      276,680        213,932        523,955         388,550
    Provision for policy and contract claims                  24,346         21,310         46,439          38,016
    Interest expense                                           3,074          3,315          6,291           6,982
    Exit and termination costs                                14,132              -         17,322               -
    General, administrative and other                         99,982        104,802        197,319         197,163
                                                          ----------     ----------     ----------      ----------
                                                             577,130        509,067      1,114,629         937,296
                                                          ----------     ----------     ----------      ----------
INCOME BEFORE INCOME TAXES                                    39,679         44,555         66,437          54,931

INCOME TAX EXPENSE (BENEFIT)
    Current                                                   16,445         18,350         23,246          18,537
    Deferred                                                  (2,557)        (2,310)             7           1,238
                                                          ----------     ----------     ----------      ----------
                                                              13,888         16,040         23,253          19,775
                                                          ----------     ----------     ----------      ----------
NET INCOME                                                    25,791         28,515         43,184          35,156

DIVIDENDS - PREFERRED STOCK                                        -              -              -            (145)
                                                          ----------     ----------     ----------      ----------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS               $   25,791     $   28,515     $   43,184      $   35,011
                                                          ==========     ==========     ==========      ==========

NET INCOME PER COMMON SHARE                               $     1.39     $     1.58     $     2.33      $     2.11

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          18,536         18,056         18,532          16,618

NET INCOME PER COMMON SHARE ASSUMING DILUTION             $     1.38     $     1.54     $     2.31      $     1.89

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
    ASSUMING DILUTION                                         18,719         18,535         18,688          18,568


                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                     2002                  2001
                                                                                     ----                  ----
Cash flows from operating activities:
   Net income                                                                    $    43,184          $    35,156
     Depreciation and amortization                                                     9,693               17,140
     Amortization of bond premium                                                      1,365                1,085
     Realized investment losses                                                           23                  777
     Deferred income tax                                                                   7                1,265
     Change in assets and liabilities, net of businesses acquired:
       Notes receivable                                                                 (315)                 287
       Premiums receivable                                                             8,337              (19,179)
       Income taxes receivable/payable                                                12,640               10,672
       Policy and contract claims                                                      6,663                  341
       Accounts payable and accrued expenses                                          24,775               23,399
       Other                                                                          (5,510)             (11,381)
                                                                                 -----------          -----------
         Net cash provided by operating activities                                   100,862               59,562
                                                                                 -----------          -----------
Cash flows from investing activities:
   Purchase of property and equipment, net                                            (9,100)             (17,783)
   Purchase of business, net of cash acquired                                              -               (2,779)
   Change in cash surrender value                                                      2,848               (1,494)
   Cost of investments acquired:
     Fixed maturities - available-for-sale                                          (271,644)            (225,921)
     Equity securities                                                                     -                   (8)
     Mortgage loans                                                                        -              (27,057)
   Proceeds from investment sales or maturities:
     Fixed maturities - available-for-sale                                           208,201              185,885
     Mortgage loans                                                                      508                2,300
                                                                                 -----------          -----------
         Net cash used in investing activities                                       (69,187)             (86,857)
                                                                                 -----------          -----------
Cash flows from financing activities:
   Proceeds from the sale of common shares                                             1,473                1,084
   Cost of common shares repurchased                                                  (4,753)                   -
   Repayment of cash surrender value loan                                             (6,966)
   Dividends paid                                                                     (1,857)              (1,906)
   Proceeds from issuance of notes payable                                                 -               10,000
   Payments on notes payable                                                         (20,882)              (3,220)
                                                                                 -----------          -----------
         Net cash (used in) provided by financing activities                         (32,985)               5,958
                                                                                 ------------         -----------
         Net decrease in cash and invested cash                                       (1,310)             (21,337)
Cash and invested cash at beginning of period                                        168,770              123,351
                                                                                 -----------          -----------
Cash and invested cash at end of period                                          $   167,460          $   102,014
                                                                                 ===========          ===========

                            See accompanying notes.

               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                                                                              Accumulated
                                                                                                 Other                   Total
                                                Preferred Stock          Common Stock        Comprehensive  Retained  Shareholders'
                                               Shares     Amounts      Shares      Amounts   Income (Loss)  Earnings    Equity
                                               ------     -------      ------      -------   -------------  --------    ------

Balance - December 31, 2000                   2,200,000   $175,700    13,518,319    $340,269     $ (4,712)   $152,843  $ 664,100

Comprehensive income:
   Net income                                         -         -              -           -            -      35,156     35,156
   Other comprehensive income, net of tax of $90
     Net unrealized gain on securities                -         -              -           -        4,879           -      4,879
                                                                                                                       ---------
                                                                                                                          40,035
   Common stock issued                                -         -         32,448       1,084            -           -      1,084
   Preferred stock conversion                (2,200,000)  (175,700)    4,824,559     175,700            -           -          -
   Preferred dividends (7%)                           -          -             -           -            -        (145)      (145)
   Common dividends ($0.10/share)                     -          -             -           -            -      (1,761)    (1,761)
                                               --------    -------     ---------    --------     --------    --------  ---------

Balance - June 30, 2001                               -    $     -    18,375,326    $517,053     $    167    $186,093  $ 703,313
                                               ========    =======    ==========    ========     ========    ========  =========

BALANCE - December 31, 2001                           -          -    18,583,937    $521,795     $ (3,647)   $209,345  $ 727,493

Comprehensive income:
   Net income                                         -          -             -           -            -      43,184     43,184
   Other comprehensive income, net of tax of
     $4,887
     Net unrealized gains on securities               -          -             -           -        9,075           -      9,075
                                                                                                                       ---------
                                                                                                                          52,259
   Common stock retired                               -          -      (154,600)     (4,753)           -           -     (4,753)
   Stock option and incentive plans                   -          -        53,497       1,473            -           -      1,473
   Common dividends ($0.05/share)                     -          -             -           -            -      (1,857)    (1,857)
                                               --------    -------     ---------    --------     --------    --------  ---------

BALANCE - June 30, 2002                               -          -    18,482,834    $518,515     $  5,428    $250,672  $ 774,615
                                               ========    =======    ==========    ========     ========    ========  =========


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

2.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                           2002            2001           2002             2001
                                                           ----            ----           ----             ----
         Numerator:
             Net income - numerator for diluted
                earnings per share                       $ 25,791        $ 28,515        $ 43,184         $ 35,156
             Less preferred dividends                           -               -               -              145
                                                         --------        --------        --------         --------

             Numerator for basic earnings per share      $ 25,791        $ 28,515        $ 43,184         $ 35,011
                                                         ========        ========        ========         ========

         Denominator:
             Weighted average shares - denominator
                for basic earnings per share               18,536          18,056          18,532           16,618

         Effect of dilutive securities:
             Assumed weighted average conversion of
                preferred stock                                 -             275               -            1,709
             Employee stock options                           183             204             156              241
                                                         --------        --------        --------         --------

             Denominator for diluted earnings per
                share                                      18,719          18,535          18,688           18,568
                                                         ========        ========        ========         ========

         Basic earnings per common share                    $1.39           $1.58           $2.33            $2.11
                                                            =====           =====           =====            =====

         Diluted earnings per common share                  $1.38           $1.54           $2.31            $1.89
                                                            =====           =====           =====            =====

3.       Commitments and Contingencies

         For additional information, see Pending Legal Proceedings on pages F-29 and F-30 and Legal Proceedings on pages 12 and 13 of the Form 10-K for the fiscal year ended December 31, 2001.

4.       New Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets with indefinite lives consist of Title Plants.

         On January 1, 2002, the Company adopted SFAS No. 142 which will increase annual net earnings by approximately $6.9 million. The Company tested goodwill for impairment using the process prescribed in SFAS No.
         142. The test performed indicated that no goodwill impairment existed at January 1, 2002.

         The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for the periods presented:


                                                           Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                           2002           2001             2002           2001
                                                           ----           ----             ----           ----

         Reported net income                           $   25,791     $   28,515       $   43,184     $   35,156
         Goodwill amortization, net of tax                      -          1,582                -          3,440
                                                       ----------     ----------       ----------     ----------

         Adjusted net income                           $   25,791     $   30,097       $   43,184     $   38,596
                                                       ==========     ==========       ==========     ==========

         Basic earnings per share:
             Reported net income                       $     1.39     $     1.58       $     2.33     $     2.11
             Goodwill amortization                              -            .09                -            .21
                                                       ----------     ----------       ----------     ----------

             Adjusted net income                       $     1.39     $     1.67       $     2.33     $     2.32
                                                       ==========     ==========       ==========     ==========

         Diluted earnings per share:
             Reported net income                       $     1.38     $     1.54       $     2.31     $     1.89
             Goodwill amortization                              -            .08                -            .19
                                                       ----------     ----------       ----------     ----------

             Adjusted net income                       $     1.38     $     1.62       $     2.31     $     2.08
                                                       ==========     ==========       ==========     ==========


         On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of the Statement did not have a material impact on the Company's financial position and results of operations.

5.       Exit and Termination Costs

         On June 1, 2002, the Company entered into a joint venture agreement with The First American Corporation to combine its real estate valuation operations. Under the terms of the agreement, the Company will contribute its former Primis (currently operating as "OneStop") residential appraisal production division, which it acquired in 2000, to First American's eAppraiseIT subsidiary. In connection with the transaction, the Company will exit the residential appraisal production business which has been unprofitable and has recorded a second quarter charge of $14,132 for exit, termination and other costs. This amount is comprised of $4,635 related to lease termination costs, $2,209 related to employee severance costs and $7,288 write down to estimated net realizable value of assets determined not to be redeployable and other miscellaneous exit costs. In the first quarter of 2002, the Company recorded $3,190 of exit and termination costs related to the closing of certain offices and reduction in workforce of its real estate valuation operations. Of the amounts accrued, $1,025 had been paid as of June 30, 2002, leaving $16,297 which the Company expects to be substantially paid by December 31, 2006.

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Results of Operations

Operating Revenues

Operating revenues for the second quarter of 2002 were $604.0 million compared to $541.1 million in the second quarter of 2001, an increase of 11.6%. Direct revenues decreased 5.6% and agency revenues increased 28.8% in the second quarter of 2002 compared to the same period in 2001. The direct revenue decrease reflected a fall off in the second quarter of 2002 from the high level of refinancing transactions experienced in the second quarter of 2001. The year over year increase in agency revenue is a result of the typical industry time lag in agents' reporting business they have written.

Year to date operating revenues for the period ended June 30, 2002 increased 19.4% to $1.2 billion from $967.2 million in the comparable period of 2001. The factors discussed under the quarterly discussion above also affected the first six months of 2002 compared to the same period of 2001, with direct revenues increasing 4.3% and agency revenues increasing 34.0%.

Direct orders opened in company offices totaled 240,200 and 477,800 in the second quarter and first half of 2002 compared to 254,400 and 511,300 in the comparable periods of 2001. Direct orders closed in company offices totaled 167,400 and 341,000 in the second quarter and first half of 2002 compared to 189,600 and 345,000 in the comparable periods of 2001.

Investment Income

Investment income reported for the first six months of 2002 and 2001 was $25.8 million. Although the amounts were the same, they reflect a lower yield on a higher investment base in 2002 compared to 2001.

Operating Expenses

Operating expenses excluding a one-time charge of $14.1 million for exit and termination costs were $563.0 million in the second quarter of 2002 compared to $509.1 million in the second quarter of 2001, an increase of $53.9 million or 10.6%. The largest component of this increase was agents' commissions which increased $62.7 million in direct proportion to the increase in agency revenue. This increase was partially offset by decreases in salary and related expense and other operating expense. The reduction in salary and related expense was due to lower staffing levels and lower levels of incentive pay and overtime.

Operating expenses excluding one-time charges of $17.3 million for exit and termination costs were $1.1 billion in the first half of 2002 compared to $937.3 million in the first half 2001. This increase of $160.0 million was composed primarily of an increase of $135.4 million in agents' commissions. Other expenses increasing in the first half of 2002 compared to the same period of 2001 were largely related to the increased business volume and included salary and related expense and premium tax. On

January 1, 2002, the Company adopted SFAS 142 Goodwill and Other Intangible Assets which provided that goodwill no longer be amortized, resulting in a $4.6 million decrease in expense for the first six months of 2002 compared to the comparable period of 2001.

Effective May 31, 2002, the Company entered into a joint venture with the First American Corporation, contributing its appraisal production division to the venture. The venture is expected to be the nation's largest provider of real estate valuation services. In connection with this transaction, the Company recorded a one time charge of $14.1 million as discussed in footnote 5.

Net Income

The Company recorded net income of $25.8 million or $1.38 per diluted share in the second quarter of 2002, compared to $28.5 million or $1.54 per diluted share in the second quarter of 2001. On a pretax basis, the 2002 quarter was negatively impacted by a $14.1 million charge for exit and termination costs and was benefited by the reduction in goodwill amortization of $2.0 million.

For the first six months of 2002 the Company recorded net income of $43.2 million or $2.31 per diluted share compared $35.2 million or $1.89 per diluted share recorded in the first six months of 2001. On a pretax basis, the 2002 period reflected $17.3 million for exit and termination costs and a reduction of goodwill amortization of $4.6 million.

Liquidity and Capital Resources

Cash provided by operations in the six month periods ended June 30, 2002 and 2001 were $100.9 million and $59.6 million, respectively. As of June 30, 2002, the Company held cash and invested cash of $167.5 million and fixed maturity securities of $949.2 million.

In December 2001 the board of directors approved a program allocating $25.0 million to repurchase up to 1.25 million shares or 7% of the Company's outstanding stock over the following twelve months. Through June 30, 2002, 158,200 shares at a cost of $4.85 million had been repurchased.

In view of the historic ability of the Company to generate strong, positive cash flows and its strong cash position and relatively conservative capitalization structure, management believes that the Company will have sufficient liquidity and adequate capital resources to meet both its short- and long-term capital needs. In addition, the Company has $114.5 million available under a credit facility which was unused at June 30, 2002.

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

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                             (dollars in thousands)

                                                                                     2007 and
                                2002       2003       2004       2005       2006       after      Total    Fair Value
                                ----       ----       ----       ----       ----       -----      -----    ----------

Assets:
   Taxable
     available-for-sale
     securities:
     Book value              $  26,170   $ 34,164   $ 22,574   $ 50,046   $ 44,341   $335,459   $512,754   $ 525,510
     Average yield                5.9%       5.8%       6.9%       6.6%       6.0%       6.5%

   Non-taxable
     available-for-sale
     securities:
     Book value                  4,344     16,762     21,266     36,980     20,646    260,127    360,125     374,058
     Average yield                4.4%       5.0%       4.4%       4.3%       4.5%       4.2%

   Preferred stock:
     Book value                 43,400          -          -          -          -     10,056     53,456      49,644
     Average yield                8.3%          -          -          -          -       5.9%


The Company also has long-term debt of $187.7 million bearing weighted average interest at 6.4% at June 30, 2002. A .25% change in the interest rate would affect income before income taxes by approximately $0.5 million annually.

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

a) The Annual Meeting of Shareholders of the Company (the "Meeting") was held on May 21, 2002.

c) At the Meeting, the shareholders elected four directors to serve three-year terms. The voting with respect to each nominee was as follows:

                                                                                                Broker
                      Nominee                  Term       Votes For       Votes Withheld       Non-Votes
                      -------                  ----       ---------             --------       ---------
         Robert F. Norfleet, Jr.                3          17,122,350           260,456            0
         Julious P. Smith, Jr.                  3          16,983,367           399,439            0
         Thomas G. Snead, Jr.                   3          17,145,554           237,252            0
         Eugene P. Trani                        3          17,117,373           265,432            0

         The terms of office of the following directors continued after the meeting: Janet A. Alpert, Theodore L. Chandler, Jr., Michael Dinkins, Charles H. Foster, Jr., John P. McCann, Robert T. Skunda, and Marshall
         B. Wishnack.

         No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.        Exhibits and Reports on Form 8-K

a)       Exhibits
         --------

                  Exhibit No.                 Document
                  -----------                 --------

                       11      Statement Re:  Computation of Earnings Per Share

                       99.1 Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

                       99.2 Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

b)       Reports on Form 8-K
         -------------------

         Form 8-K, dated May 31, 2002 and filed June 11, 2002, reporting under
         Item 5 that the Company had formed a joint venture with The First American Corporation to combine its real estate valuation operations.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LANDAMERICA FINANCIAL GROUP, INC.
                                   (Registrant)





Date:    August 13, 2002           /s/ Charles Henry Foster, Jr.
       -------------------         --------------------------------------------
                                   Charles Henry Foster, Jr.
                                   Chairman and Chief Executive Officer





Date:    August 13, 2002           /s/ G. William Evans
       --------------------        --------------------------------------------
                                   G. William Evans
                                   Chief Financial Officer

                                  EXHIBIT INDEX

   Exhibit
     No.        Document
     ---        --------

    11          Statement Re: Computation of Earnings Per Share

    99.1        Statement of Chief Executive Officer Pursuant to 18 U.S.C.
                Section 1350

    99.2        Statement of Chief Financial Officer Pursuant to 18 U.S.C.
                Section 1350