Form 10-Q
period 2002-09-30
LANDAMERICA FINANCIAL GROUP INC
filed 2002-11-12
CIK 877355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2002                Commission File No. 1-13990


                        LANDAMERICA FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)


          Virginia                                       54-1589611
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
incorporation or organization)


101 Gateway Centre Parkway
Richmond, Virginia                                   23235-5153
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

                                Yes X    No
                                   ---      ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes X    No
                                   ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, No Par Value 18,215,520       November 6, 2002
                                    ----------       ----------------

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

                      Consolidated Statements of Cash Flows....................6

                      Consolidated Statements of Changes in
                         Shareholders' Equity..................................7

                      Notes to Consolidated Financial Statements...............8


      Item 2.         Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations............................12

      Item 3.         Quantitative and Qualitative Disclosures
                         about Market Risk....................................15

      Item 4.         Controls and Procedures.................................15


                           PART II. OTHER INFORMATION

      Item 1.         Legal Proceedings.......................................16

      Item 6.         Exhibits and Reports on Form 8-K........................16

                      Signatures..............................................18

                      Certifications..........................................19

                                LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                             (In thousands of dollars)
                                                    (Unaudited)

                                                                              September 30,          December 31,
ASSETS                                                                            2002                   2001
------                                                                            ----                   ----
INVESTMENTS:
    Fixed maturities available-for-sale - at fair value (amortized
        cost:  2002 - $937,561; 2001 - $865,354)                            $      992,947         $      874,270
    Equity securities - at fair value (cost - $11,257)                              11,076                      -
    Mortgage loans (less allowance for doubtful accounts: 2002 -
        $219; 2001 - $176)                                                           1,042                  1,536
    Invested cash                                                                   91,352                133,185
                                                                            --------------         --------------

           Total Investments                                                     1,096,417              1,008,991

CASH                                                                                28,399                 35,585

NOTES AND ACCOUNTS RECEIVABLE:
    Notes (less allowance for doubtful accounts:  2002 - $5,013;
        2001 - $5,278)                                                              10,358                  8,773
    Accounts receivable (less allowance for doubtful accounts:
        2002 - $8,349; 2001 - $8,058)                                               54,904                 58,564
                                                                            --------------         --------------

           Total Notes and Accounts Receivable                                      65,262                 67,337

PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation
    and amortization:  2002 - $136,482; 2001 - $123,301)                            62,530                 62,015

TITLE PLANTS                                                                        97,096                 96,580

GOODWILL (less accumulated amortization: 2001 - $37,588)                           196,951                190,702

DEFERRED INCOME TAXES                                                              127,593                142,543

OTHER ASSETS                                                                       121,561                103,728
                                                                            --------------         --------------

           Total Assets                                                     $    1,795,809         $    1,707,481
                                                                            ==============         ==============


                            See accompanying notes.


                                LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                             (In thousands of dollars)
                                                    (Unaudited)


                                                                               September 30,          December 31,
LIABILITIES                                                                        2002                   2001
-----------                                                                        ----                   ----
POLICY AND CONTRACT CLAIMS                                                   $      568,144        $      561,438

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                               209,151               187,308

FEDERAL INCOME TAXES                                                                  9,138                 3,653

NOTES PAYABLE                                                                       187,573               208,595

OTHER                                                                                22,386                18,994
                                                                             --------------        --------------

        Total Liabilities                                                           996,392               979,988
                                                                             --------------        --------------


COMMITMENTS AND CONTINGENCIES (Note 3)


SHAREHOLDERS' EQUITY

Common stock, no par value, 45,000,000 shares authorized, shares
    issued and outstanding:  2002 - 18,243,120; 2001 - 18,583,937                   510,256               521,795

Accumulated other comprehensive loss                                                    (82)               (3,647)

Retained earnings                                                                   289,243               209,345
                                                                             --------------        --------------

        Total Shareholders' Equity                                                  799,417               727,493
                                                                             --------------        --------------

           Total Liabilities and Shareholders' Equity                        $    1,795,809        $    1,707,481
                                                                             ==============        ==============

                            See accompanying notes.


                               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                               (In thousands of dollars except per share amounts)
                                                   (Unaudited)

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                              2002           2001           2002            2001
                                                              ----           ----           ----            ----
REVENUES
    Title and other operating revenues:
        Direct operations                                 $  283,397     $  250,665     $  777,435      $   724,271
        Agency operations                                    332,018        277,367        993,256          770,983
                                                          ----------     ----------     ----------      -----------
                                                             615,415        528,032      1,770,691        1,495,254
    Investment income                                         13,214         12,507         39,027           38,289
    (Loss) gain on sale of investments                           (16)           542            (39)            (235)
                                                          ----------     ----------     ----------      -----------
                                                             628,613        541,081      1,809,679        1,533,308
                                                          ----------     ----------     ----------      -----------
EXPENSES
    Salaries and employee benefits                           172,135        164,148        495,438          470,733
    Agents' commissions                                      264,195        219,426        788,150          607,976
    Provision for policy and contract claims                  25,650         20,789         72,089           58,805
    Interest expense                                           3,098          2,943          9,389            9,925
    Amortization of intangibles                                   79          2,475            324            7,328
    Exit and termination costs                                     -              -         17,322                -
    General, administrative and other                        102,133        102,005        299,207          294,315
                                                          ----------     ----------     ----------      -----------
                                                             567,290        511,786      1,681,919        1,449,082
                                                          ----------     ----------     ----------      -----------
INCOME BEFORE INCOME TAXES                                    61,323         29,295        127,760           84,226

INCOME TAX EXPENSE (BENEFIT)
    Current                                                    7,803          5,332         31,049           23,869
    Deferred                                                  13,660          5,213         13,667            6,451
                                                          ----------     ----------     ----------      -----------
                                                              21,463         10,545         44,716           30,320
                                                          ----------     ----------     ----------      -----------
NET INCOME                                                    39,860         18,750         83,044           53,906

DIVIDENDS - PREFERRED STOCK                                        -              -              -             (145)
                                                          ----------     ----------     ----------      -----------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS               $   39,860     $   18,750     $   83,044      $    53,761
                                                          ==========     ==========     ==========      ===========

NET INCOME PER COMMON SHARE                               $     2.16     $     1.02     $     4.49      $      3.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          18,418         18,418         18,511           17,240

NET INCOME PER COMMON SHARE ASSUMING DILUTION             $     2.15     $     1.01     $     4.45      $      2.91

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
    ASSUMING DILUTION                                         18,573         18,567         18,657           18,525


                            See accompanying notes.


                               LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                            (In thousands of dollars)
                                                   (Unaudited)

                                                                                   2002                    2001
                                                                                   ----                    ----
Cash flows from operating activities:
   Net income                                                                 $    83,044              $    53,906
     Depreciation and amortization                                                 13,921                   26,276
     Amortization of bond premium                                                   2,870                    2,134
     Realized investment losses                                                        39                      235
     Deferred income tax                                                           13,667                    6,451
     Change in assets and liabilities, net of businesses acquired:
       Notes receivable                                                            (1,585)                     (62)
       Premiums receivable                                                          5,460                  (15,145)
       Income taxes receivable/payable                                              5,485                   15,400
       Policy and contract claims                                                   6,706                      967
       Accounts payable and accrued expenses                                      (24,981)                 (45,115)
       Other                                                                       (3,928)                  (8,011)
                                                                              -----------              -----------
        Net cash provided by operating activities                                 100,698                   37,036
                                                                              -----------              -----------
Cash flows from investing activities:
   Purchase of property and equipment, net                                        (13,753)                 (25,982)
   Purchase of business, net of cash acquired                                      (8,942)                 (16,227)
   Change in cash surrender value                                                   1,959                   (1,476)
   Cost of investments acquired:
    Fixed maturities - available-for-sale                                        (406,676)                (282,885)
     Equity securities                                                            (11,604)                      (8)
   Proceeds from investment sales or maturities:
     Fixed maturities - available-for-sale                                        331,132                  244,840
     Equity securities                                                                346                        -
   Change in mortgage loans                                                           494                   (4,692)
                                                                              -----------              -----------
         Net cash used in investing activities                                   (107,044)                 (86,430)
                                                                              -----------              -----------
Cash flows from financing activities:
   Proceeds from the sale of common shares                                          2,729                    5,598
   Cost of common shares repurchased                                              (14,268)                       -
   Repayment of cash surrender value loan                                          (6,966)                       -
   Dividends paid                                                                  (3,146)                  (2,835)
   Proceeds from issuance of notes payable                                            472                  160,000
   Payments on notes payable                                                      (21,494)                (153,901)
                                                                              -----------              -----------
         Net cash (used in) provided by financing activities                      (42,673)                   8,862
                                                                              ------------             -----------
         Net decrease in cash and invested cash                                   (49,019)                 (40,532)
Cash and invested cash at beginning of period                                     168,770                  123,351
                                                                              -----------              -----------
Cash and invested cash at end of period                                       $   119,751              $    82,819
                                                                              ===========              ===========


                            See accompanying notes.

                                LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                (In thousands of dollars except per share amounts)
                                                    (Unaudited)
                                                                                                Accumulated
                                                                                                  Other                   Total
                                                   Preferred Stock          Common Stock      Comprehensive  Retained  Shareholders'
                                                Shares       Amounts     Shares       Amounts  Income (Loss)  Earnings    Equity
                                                ------       -------     ------       -------  ------------   --------    ------
Balance - December 31, 2000                    2,200,000    $175,700    13,518,319    $340,269   $ (4,712)    $152,843    $ 664,100

Comprehensive income:
   Net income                                         -            -            -            -          -       53,906       53,906
   Other comprehensive income, net of tax of
     $6,703
     Net unrealized gain on securities                -            -            -            -     17,160           -        17,160
                                                                                                                            --------
                                                                                                                             71,066
   Common stock issued                                -            -      236,485        5,598          -           -         5,598
   Preferred stock conversion                  (2,200,000)  (175,700)   4,824,559      175,700          -           -             -
   Preferred dividends (7%)                           -            -            -            -          -         (145)        (145)
   Common dividends ($0.15/share)                     -            -            -            -          -       (2,690)      (2,690)
                                               --------     --------    ---------     --------   --------     --------    ---------

Balance - September 30, 2001                          -     $      -    18,579,363    $521,567   $ 12,448     $203,914    $ 737,929
                                               ========     ========    ==========    ========   ========     ========    =========

BALANCE - December 31, 2001                           -            -    18,583,937    $521,795   $ (3,647)    $209,345    $ 727,493

Comprehensive income:
   Net income                                         -            -            -            -          -       83,044       83,044
   Other comprehensive income, net of tax of
     $1,282
     Net unrealized gains on securities               -            -            -            -     30,088            -       30,088
     Minimum pension liability adjustment             -            -            -            -    (26,523)           -      (26,523)
                                                                                                                          ---------
                                                                                                                             86,609
                                                                                                                          ----------
   Common stock retired                               -            -     (449,450)     (14,268)         -            -      (14,268)
   Stock option and incentive plans                   -            -      108,633        2,729          -            -        2,729
   Common dividends ($0.17/share)                     -            -            -            -          -       (3,146)      (3,146)
                                               --------     --------    ---------     --------   --------     --------    ---------

BALANCE - September 30, 2002                          -            -    18,243,120    $510,256   $    (82)    $289,243    $ 799,417
                                               ========     ========    ==========    ========   =========    ========    =========


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

         Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

2.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                           2002            2001           2002             2001
                                                           ----            ----           ----             ----
         Numerator:
             Net income - numerator for diluted
                earnings per share                        $39,860        $ 18,750        $ 83,044         $ 53,906
             Less preferred dividends                           -               -               -              145
                                                         --------        --------        --------         --------

             Numerator for basic earnings per share      $ 39,860        $ 18,750        $ 83,044         $ 53,761
                                                         ========        ========        ========         ========

         Denominator:
             Weighted average shares - denominator
                for basic earnings per share               18,418          18,418          18,511           17,240

         Effect of dilutive securities:
             Assumed weighted average conversion of
                preferred stock                                 -               -               -            1,125
             Employee stock options                           155             149             146              160
                                                         --------        --------        --------         --------

             Denominator for diluted earnings per
                share                                      18,573          18,567          18,657           18,525
                                                         ========        ========        ========         ========

         Basic earnings per common share                    $2.16           $1.02           $4.49            $3.12
                                                            =====           =====           =====            =====

         Diluted earnings per common share                  $2.15           $1.01           $4.45            $2.91
                                                            =====           =====           =====            =====

3.       Commitments and Contingencies

         For additional information, see Pending Legal Proceedings on pages F-29 and F-30 and Legal Proceedings on pages 12 and 13 of the Form 10-K for the fiscal year ended December 31, 2001 and Legal Proceedings on page 16 of this Form 10-Q.

4.       New Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets with indefinite lives consist of the Company's title plants.

         On January 1, 2002, the Company adopted SFAS No. 142 which is expected to increase annual net earnings by approximately $6.9 million in 2002. The Company tested goodwill for impairment using the process prescribed in SFAS No. 142. The test performed indicated that no goodwill impairment existed at January 1, 2002.

         The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for the periods presented:


                                                           Three Months Ended              Nine Months Ended
                                                             September 30,                   September 30,
                                                           2002           2001             2002           2001
                                                           ----           ----             ----           ----
         Reported net income                           $   39,860     $   18,750       $   83,044     $   53,906
         Goodwill amortization, net of tax                      -          1,585                -          4,957
                                                       ----------     ----------       ----------     ----------

         Adjusted net income                           $   39,860     $   20,335       $   83,044     $   58,863
                                                       ==========     ==========       ==========     ==========

         Basic earnings per share:
             Reported net income                       $     2.16     $     1.02       $     4.49     $     3.12
             Goodwill amortization                              -            .09                -            .29
                                                       ----------     ----------       ----------     ----------

             Adjusted net income                       $     2.16     $     1.11       $     4.49     $     3.41
                                                       ==========     ==========       ==========     ==========

         Diluted earnings per share:
             Reported net income                       $     2.15     $     1.01       $     4.45     $     2.91
             Goodwill amortization                              -            .09                -            .27
                                                       ----------     ----------       ----------     ----------

             Adjusted net income                       $     2.15     $     1.10       $     4.45     $     3.18
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

5.       Exit and Termination Costs

         On May 31, 2002, the Company entered into a joint venture agreement with The First American Corporation to combine their real estate valuation operations. Under the terms of the agreement, the Company contributed its former Primis (currently operating as "OneStop") residential appraisal production division, which it acquired in 2000, to First American's eAppraiseIT subsidiary. In connection with the transaction, the Company exited the residential appraisal production business which had been unprofitable and recorded a second quarter charge of $14,132 for exit, termination and other costs. This amount was comprised of $4,635 related to lease termination costs, $2,209 related to employee severance costs and $7,288 related to the write down to estimated net realizable value of assets determined not to be redeployable and other miscellaneous exit costs. In the first quarter of 2002, the Company recorded $3,190 of exit and termination costs related to the closing of certain offices and reduction in workforce of its real estate valuation operations. Of the amounts accrued, $3,764 had been paid as of September 30, 2002, leaving $7,598 which the Company expects to be substantially paid by December 31, 2006.

6.       Minimum Pension Liability

         In the nine months ended September 30, 2002, two factors affected the Company's pension plan. Equity markets have declined which resulted in a decrease in the fair value of plan assets. In addition, the discount rate decreased during the year which resulted in an increase in the pension liability. As a result of these facts, in accordance with Financial Accounting Standards Board (FASB) Statement No. 87, Employer's Accounting for Pensions, the Company has recorded an additional minimum pension liability adjustment of $26.5 million, net of tax at September 30, 2002. The adjustment is included in other comprehensive loss and is a direct charge to stockholders' equity with no effect on net income.

7.       Subsequent Event

         On October 8, 2002 the Company reached a final settlement with the State of California in the defendant class action lawsuit filed in the Sacramento County Superior Court by the California Attorney General against the Company and the Company's principal competitors in California. Pursuant to the settlement, the Company will pay $1.6 million to the California Attorney General and a total of $8.0 million in the form of (i) cash payments to former escrow customers that meet certain eligibility requirements and file timely claims and (ii) discounts on future escrow and title insurance services to eligible customers as agreed to in the settlement.

         The Company recorded a reserve for the $1.6 million payment in prior periods as the case developed. A charge of $660,000 was recorded in the third quarter of 2002 for estimated cash refund payments to former customers. Discounts on future escrow and title services will be treated as reductions of revenue during the period in which they occur.

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Results of Operations

Operating Revenues

Operating revenues for the third quarter of 2002 were $615.4 million compared to $528.0 million in the third quarter of 2001, an increase of 16.6%. Direct revenues increased 13.1% and agency revenues increased 19.7% in the third quarter of 2002 compared to the same period in 2001. Revenue increases reflected a continued strength in the level of refinancing transactions as a result of a favorable mortgage rate environment.

Operating revenues for the nine-month period ended September 30, 2002 increased 18.4% to $1.8 billion from $1.5 billion in the comparable period of 2001. The factors discussed under the quarterly discussion above also affected the first nine months of 2002 compared to the same period of 2001.

Direct orders opened in company offices totaled 352,900 and 830,600 in the third quarter and first nine months of 2002 compared to 250,400 and 761,700 in the comparable periods of 2001. Direct orders closed in company offices totaled 202,900 and 543,900 in the third quarter and first nine months of 2002 compared to 176,600 and 521,600 in the comparable periods of 2001.

Investment Income

Investment income in the first nine months of 2002 was $39.0 million compared to $38.3 million in the first nine months of 2001. Although the reported amounts were similar, the 2002 amount reflects a lower yield in a higher investment base compared to 2001.

Expenses

Operating expenses for the third quarter of 2002 were $567.3 million compared to $511.8 million for the third quarter of 2001 and were $1.7 billion in the first nine months of 2002 compared to $1.5 billion in the first nine months of 2001. Salaries and employee benefits increased slightly in the 2002 periods over the prior year periods principally as a result of continued high staffing levels required by higher business volumes and higher levels of variable pay associated with the increased revenue and improved profitability. Operating expenses excluding one-time charges of $17.3 million for exit and termination costs were $1.7 billion in the first nine months of 2002 compared to $1.5 billion in the first nine months of 2001. This increase of $215.5 million was composed primarily of an increase of $180.2 million in agents' commissions. Other expenses increasing in the first nine months of 2002 compared to the same period of 2001 were largely related to the increased business volume and included salary and related expense and premium tax. On January 1, 2002, the Company adopted SFAS 142 Goodwill and Other Intangible Assets which provided that goodwill no longer be amortized, resulting in a $6.6 million decrease in expense for the first nine months of 2002 compared to the first nine months of 2001.

Effective May 31, 2002, the Company entered into a joint venture with The First American Corporation, contributing its residential appraisal production division to the venture. The venture is expected to be the nation's largest provider of real estate valuation services. In connection with this transaction, the Company recorded a one time charge of $14.1 million as discussed in Note 5 to the Consolidated Financial Statements included elsewhere in this report.

The provision for policy and contract claims was $25.7 million in the third quarter of 2002 compared to $20.8 million in the third quarter of 2001. In the nine months ended September 30, 2002 this provision was $72.1 million compared to $58.8 million in the comparable period of 2001. These increases are primarily the result of a higher level of business written in the 2002 periods compared to the 2001 periods.

Net Income

LandAmerica reported net income of $39.9 million, or $2.15 per share on a diluted basis, for the third quarter of 2002, compared to net income of $18.8 million, or $1.01 per share on a diluted basis, for the third quarter of 2001. On a pretax basis, the 2002 quarter was benefited by the reduction in goodwill amortization of $2.1 million.

For the nine months ended September 30, 2002, net income was $83.0 million, or $4.45 per share on a diluted basis, compared to $53.9 million, or $2.91 per share on a diluted basis, for the first nine months of 2001. On a pretax basis, the 2002 period reflected $17.3 million for exit and termination costs and a reduction of goodwill amortization of $6.6 million.


Liquidity and Capital Resources

Cash provided by operations in the nine-month periods ended September 30, 2002 and 2001 were $100.7 million and $37.0 million, respectively. As of September 30, 2002, the Company held cash and invested cash of $119.8 million, fixed maturity securities of $992.9 million and equity securities of $11.1 million.

In December 2001 the board of directors approved a program allocating $25.0 million to repurchase up to 1.25 million shares or 7% of the Company's outstanding common stock over the following twelve months. Through September 30, 2002, 449,450 shares at a cost of $14.3 million had been repurchased.

In view of the historic ability of the Company to generate strong, positive cash flows and its strong cash position and relatively conservative capitalization structure, management believes that the Company will have sufficient liquidity and adequate capital resources to meet both its short- and long-term capital needs. In addition, the Company has $114.5 million available under a credit facility which was unused at September 30, 2002.

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


                                             Interest Rate Sensitivity
                                       Principal Amount by Expected Maturity
                                               Average Interest Rate
                                               (dollars in thousands)

                                                                                      2007 and
                                2002       2003       2004       2005       2006       after      Total    Fair Value
                                ----       ----       ----       ----       ----       -----      -----    ----------
Assets:
   Taxable
     available-for-sale
     securities:
     Book value               $  10,334  $ 34,004   $ 30,385   $ 48,072   $ 50,028   $357,294   $530,117   $ 558,055
     Average yield                5.2%       5.8%       5.8%       6.5%       5.8%       6.5%

   Non-taxable
     available-for-sale
     securities:
     Book value                  1,125     17,033     21,231     31,331     21,111    306,934    398,765     426,222
     Average yield                5.5%       4.9%       4.4%       4.4%       4.5%       4.6%

   Preferred stock:
     Book value                      -          -          -          -          -      8,679      8,679       8,670
     Average yield                   -          -          -          -          -       8.7%


The Company also has long-term debt of $187.6 million bearing weighted average interest at 6.4% at September 30, 2002. A .25% change in the interest rate would affect income before income taxes by approximately $0.5 million annually.


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


Item 4.        Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. Within the 90 day period prior to the filing of this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                           PART II. OTHER INFORMATION


Item 1.        Legal Proceedings

On or about September 5, 2002, Thomas Branick and Andra Campbell filed a representative suit on behalf of the public in the Superior Court of Los Angeles, California, Central District (Case No. BC 2811015) against Lawyers Title Company, a subsidiary of the Company. The complaint pleads causes of action for unfair competition (Cal. Bus. & Prof. Codess.17200, et seq.) and unfair business practices (Cal. Bus. & Prof. Codess.17500 et. seq.) and generally alleges that Lawyers Title Company improperly charged its customers for recording documents incident to real estate transactions and overcharged its customers for administrative fees. Plaintiffs seek injunctive relief and restitution. Lawyers Title Company has filed a demurrer and a motion to strike the complaint. At this early stage in the litigation, no estimate of the amount or range of loss that could result from an unfavorable outcome can be made.

Lawyers Title Insurance Corporation, Commonwealth Land Title Company and two other subsidiaries of the Company are named as defendants in a complaint filed on October 24, 2002 in the Superior Court of Los Angeles, California (Case No. BC 284006), by Charles R. L. Anderson against Greenpoint Financial Corporation and numerous others. The complaint alleges, on behalf of the plaintiff and all others similarly situated, that the defendant mortgage lenders and title companies have committed acts of unfair competition (Cal. Bus. & Prof. Code
Section 17200 et seq.) by charging reconveyance fees in excess of the amount permitted under California law (Cal. Civ. Code Section 2941). Plaintiff seeks injunctive relief, restitution, costs of suit and attorneys' fees. As of the filing of this Form 10-Q, the Company's subsidiaries have not been served with the complaint. The suit is still in its initial stages, and at this time no estimate of the amount or range of loss that could result from an unfavorable outcome can be made.

For additional information on legal proceedings, see Note 7 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this report and the description of the Company's Form 8-K, dated October 8, 2002, included in
Part II, Item 6(b) of this report.

Item 6.        Exhibits and Reports on Form 8-K

a)       Exhibits

              Exhibit No.                 Document
              -----------                 --------

                  10.1 LandAmerica Financial Group, Inc.Outside Directors Deferral Plan, as amended and restated April 24, 2002

                  10.2 LandAmerica Financial Group, Inc. Executive Voluntary Deferral Plan, as amended and restated April 24,
                           2002

                  11       Statement Re: Computation of Earnings Per Share

                  99.1 Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

                  99.2 Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

b) Reports on Form 8-K

         Form 8-K, dated August 13, 2002, reporting under Items 7 and 9 thereof the delivery to the Securities and Exchange Commission of executed sworn statements of the Company's Principal Executive Officer and Principal Financial Officer pursuant to the order of the Commission dated June 27, 2002.

         Form 8-K, dated October 8, 2002, reporting under Item 5 that the Company had reached a final settlement with the State of California in the defendant class action lawsuit filed in the Sacramento County Superior Court by the California Attorney General against the Company and the Company's principal competitors in California. The agreement reached with the State of California settled all outstanding claims against the Company and certain of its subsidiaries for alleged violations of California Business and Professions Code sections 17200 et. seq. and 17500 during the period from May 19, 1995 until the date of entry of final judgment approving the settlement.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         LANDAMERICA FINANCIAL GROUP, INC.
                                         ---------------------------------
                                          (Registrant)



Date:      November 12, 2002             /s/ Charles H. Foster, Jr.
       -------------------------         ---------------------------------------
                                         Charles H. Foster, Jr.
                                         Chairman and Chief Executive Officer



Date:       November 12, 2002            /s/ G. William Evans
       -------------------------         ---------------------------------------
                                         G. William Evans
                                         Chief Financial Officer

                                 CERTIFICATIONS


I, Charles H. Foster, Jr., Chairman and Chief Executive Officer of LandAmerica Financial Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of LandAmerica Financial Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 12, 2002

                                      /s/ Charles H. Foster, Jr.
                                      -----------------------------------
                                      Charles H. Foster, Jr.
                                      Chairman and Chief Executive Officer

                                 CERTIFICATIONS


I, G. William Evans, Chief Financial Officer of LandAmerica Financial Group, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of LandAmerica Financial Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 12, 2002

                                         /s/ G. William Evans
                                         ----------------------------------
                                         G. William Evans
                                         Chief Financial Officer

                                  EXHIBIT INDEX

       Exhibit
         No.                   Document
         ---                   --------

         10.1 LandAmerica Financial Group, Inc. Outside Directors Deferral Plan, as amended and restated April 24, 2002

         10.2 LandAmerica Financial Group, Inc. Executive Voluntary Deferral Plan, as amended and restated April 24, 2002

         11       Statement Re: Computation of Earnings Per Share

         99.1     Statement of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350

         99.2     Statement of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350