Form 10-K
period 2002-12-31
LANDAMERICA FINANCIAL GROUP INC
filed 2003-03-26
CIK 877355

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 1-13990

LANDAMERICA FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1589611 (IRS Employer Identification No.)

101 Gateway Centre Parkway Richmond, Virginia (Address of principal executive offices)	23235-5153 (Zip Code)

(804) 267-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Securities Common Stock, no par value Preferred Stock Purchase Rights	Name of Exchange on Which Registered New York Stock Exchange New York Stock Exchange

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

Yes    X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes   X     No ___

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $577.1 million based on the closing sale price of the registrant’s common stock on that date.

The number of shares of Common Stock, without par value, outstanding on March 18, 2003 was 18,482,092.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2003 Annual Meeting of Shareholders (to be filed) are incorporated by reference into Part III hereof.

PART I

ITEM 1.

BUSINESS

The Company

LandAmerica Financial Group, Inc. (the “Company”) is a holding company organized under the laws of the Commonwealth of Virginia on June 24, 1991.  The Company, through its subsidiaries, is engaged in the business of issuing title insurance policies and performing other real estate-related services for both residential and commercial real estate transactions.  As a holding company, the Company has greater flexibility in conducting certain operations, especially with regard to capital transactions, while the operating title insurance subsidiaries remain subject to regulation by the various states.  See “Regulation” below.

The Company has its principal executive offices at 101 Gateway Centre Parkway, Richmond, Virginia 23235-5153, and its telephone number is (804) 267-8000.  The Company maintains an internet website at www.landam.com.  Shareholders of the Company and the public may access the Company’s periodic and current reports (including annual, quarterly and current reports on Form 10-K, Form 10-Q and Form 8-K, respectively, and any amendments to those reports) filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the “Financial Info” section of the Company’s website.  The reports are made available on the Company’s website as soon as practicable following the filing of such documents with the SEC.  The information is free of charge and may be reviewed, downloaded and printed from the website at any time.

Unless the context otherwise requires, the Company, as used herein, refers to the Company and each of its subsidiaries.

Overview of the Company’s Operations

Title Insurance.  The Company issues title insurance policies through its various title underwriting subsidiaries.  The Company’s three principal title underwriting subsidiaries are Commonwealth Land Title Insurance Company (“Commonwealth”), Lawyers Title Insurance Corporation (“Lawyers Title”) and Transnation Title Insurance Company (“Transnation”).  The Company also owns four other title insurance underwriters, Commonwealth Land Title Insurance Company of New Jersey, Land Title Insurance Company, Title Insurance Company of America and Transnation Title Insurance Company of New York.  The collective operations of these subsidiaries cover the entire United States (with the exception of Iowa, which does not recognize title insurance) and certain territories of the United States and Canada.

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

In 2002, the Company added building and site assessments to its commercial real estate transaction services by the acquisition of National Assessment Corporation.  In addition to title and closing services, the recently added building and site assessments, and coordination of national multi-state transactions, the Company’s National Commercial Services offices provide appraisals, surveys, Uniform Commercial Code products insuring personal property and tax deferred exchanges through LandAmerica Exchange Company.  LandAmerica Exchange Company facilitates property exchanges pursuant to Section 1031 of the Internal Revenue Code generally by holding the sale proceeds from one transaction until a second acquisition occurs, thereby assisting customers in deferring the recognition of taxable income.

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

Title insurance is generally accepted as the most efficient means of determining title to, and priority of interests in, real estate in nearly all parts of the United States.  Many of the principal customers of title insurance companies buy insurance for the accuracy and reliability of the title search as well as for the indemnity features of the policy.  The beneficiaries of title insurance policies are generally owners or buyers of real property or parties who make loans using real property as security.  An owner’s policy protects the named insured against title defects, liens and encumbrances existing as of the date of the policy and not specifically excluded or excepted from its provisions, while a lender’s policy, in addition to the foregoing, insures against the invalidity of the lien of the insured mortgage and insures the priority of the lien as stated in the title policy.

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

Underwriting.  The Company issues title insurance policies on the basis of a title report, which is prepared pursuant to underwriting guidelines prescribed by the Company, after a search of the public records, maps and documents to ascertain the existence of easements, restrictions, rights of way, conditions, encumbrances, liens or other matters affecting the title to, or use of, real property.  In certain instances, a visual inspection of the property is also made.  Title examinations may be made by branch employees, agency personnel or approved attorneys, whose reports are utilized by or rendered to a branch or agent and are the basis for the issuance of policies by the Company.  In the case of difficult or unusual legal or underwriting issues involving potential title risks, the branch office or agent is instructed to consult with a designated supervising office.   The Company’s dependent agents require that the agent seek prior approval of the Company in order to commit the Company to assume a risk over a stated dollar limit.

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

Direct and Agency Operations

The Company issues title insurance policies through its direct operations (which include branch offices of its title insurers and wholly owned subsidiary agencies of the Company), partially owned title agencies or through independent title insurance agents.  Where the policy is issued through its direct operations, the search is performed by or at the direction of the Company, and the premium is collected and retained by the Company. Where the policy is issued through a title insurance agent, the agent generally performs the search (in some areas searches are performed by approved attorneys), examines the title, collects the premium and retains a portion of the premium.  The remainder of the premium is remitted to the Company as compensation for bearing the risk of loss in the event a claim is made under the policy.  The percentage of the premium retained by an agent varies from region to region and is sometimes regulated by the states.  The Company is obligated to pay title claims in accordance with the terms of its policies, regardless of whether it issues policies through direct operations or independent agents.

The premium for title insurance is due in full when the real estate transaction is closed. Title insurance premium revenues from direct operations are recognized by the Company upon the closing of the transaction, whereas premium revenues from agency operations are recognized by the Company upon receipt of such premiums.  Premiums from agents, which generally represent about 55% of operating revenues, are typically remitted to the Company an average of 90 days after the closing of the real estate transaction.

Insured Risk on Policies in Force

The amount of the insured risk or “face amount” of insurance under a title insurance policy is generally equal to either the purchase price of the property or the amount of the loan secured by the property.  The insurer is also responsible for the cost of defending the insured title against covered claims.  The insurer’s actual exposure at any time is significantly less than the total face amount of policies in force because the risk on an owner’s policy is often reduced over time as a result of subsequent transfers of the property and the reissuance of title insurance by other title insurance underwriters, and the coverage of a lender’s policy is reduced and eventually terminated as a result of payment of the mortgage loan.  Because of these factors, the total liability of a title underwriter on outstanding policies cannot be precisely ascertained.

In the ordinary course of business, the Company’s underwriting subsidiaries represent and defend the interests of their insureds, and provide on the Company’s consolidated books for estimated losses and loss adjustment expenses.  Title insurers are sometimes subject to unusual claims (such as claims of Indian tribes to land formerly inhabited by them) and to claims arising outside the insurance contract, such as for alleged negligence in search, examination or closing, alleged improper claims handling and alleged bad faith.  The damages alleged in such claims arising outside the insurance contract may exceed the stated liability limits of the policies involved.  While the Company in the ordinary course of its business has been subject from time to time to these types of claims, the Company’s losses to date on such claims have not been significant in number or material in dollar amount to the Company’s financial condition.

Liabilities for estimated losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2002.  The reserves for unpaid losses and loss adjustment expenses are estimated using historical loss and loss development analyses.  Title insurance reserve estimates are subject to a significant degree of inherent variability due to the length of time over which claim payments are made and the effects of external factors such as general economic conditions.  Although management believes that the reserve for policy and contract claims is reasonable, it is possible that the Company’s actual incurred policy and contract claims will not conform to the assumptions inherent in the determination of these reserves.  Accordingly, the ultimate settlement of policy and contract claims may vary significantly from the estimates included in the Company’s financial statements.  Management believes that the reserves for losses and loss adjustment expenses are adequate.  The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

The Company generally pays losses in cash; however, it sometimes settles claims by purchasing the interest of the insured in the real property or the interest of the claimant adverse to the insured.  Assets acquired in this manner are carried at the lower of cost or estimated realizable value, net of any indebtedness thereon.

Standard & Poors Corporation (“S&P”) has assigned a financial strength rating of “A-” to the title insurance operations of the Company.  According to S&P, an insurer rated “A” has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings, and the minus (-) rating indicates relative standing within the “A” category.  S&P assigns a ratings outlook along with its letter ratings to indicate its expectations of trends that relate to the financial strength rating for the rated company.  The ratings outlook assigned by S&P may be either “positive,” “stable” or “negative.” According to S&P, the ratings outlook for the Company is “negative.”  Fitch, Inc. (“Fitch”) has assigned an “A” rating to the financial strength of the Company.  According to Fitch, an “A” rating is assigned to those companies that possess strong capacity to meet policyholder and contract obligations, where risk factors are moderate and the impact of any adverse business and economic factors is expected to be small.  Fitch also assigns a ratings outlook along with its letter ratings to indicate its expectations of trends that relate to the financial strength rating for the rated company.  The ratings outlook assigned by Fitch may be either “positive,” “stable” or “negative.”  According to Fitch, the ratings outlook for the Company is “negative.”  The S&P and Fitch ratings are not designed for the protection of investors and do not constitute recommendations to buy, sell or hold any security.

The Company places a high priority on maintaining effective quality assurance and claims administration programs.  The Company’s quality assurance program focuses on quality control, claims prevention and product risk assessment for its independent agencies.  The claims administration program focuses on improving liability analysis, prompt, fair and effective handling of claims, early evaluation of settlement or litigation with first and third-party claimants and appropriate use of ADR (Alternative Dispute Resolution) in claims processing.  In addition, to reduce the incidence of agency defalcations, the Company has established due diligence requirements in connection with the appointment of new agents, procedures for renewing existing agents and an Agency Audit Program.  The Company continues to refine its systems for maintaining effective quality assurance and claims administration programs.

Reinsurance and Coinsurance

The Company distributes large title insurance risks through the mechanisms of reinsurance and coinsurance.  In reinsurance agreements, the reinsurer accepts that part of the risk the primary insurer (the “ceding company” or “ceder”) decides not to retain in consideration for a portion of the premium.  A number of factors may enter into a company’s decision to reinsure, including retention limits imposed by state law, customer demands and the risk retention philosophy of the company.  The ceder, however, remains liable to the insured for the total risk, whether or not the reinsurer meets its obligation.  The Company may reinsure from among its own title insurance subsidiaries or may reinsure with unaffiliated reinsurers.  As a general rule, when the Company purchases reinsurance on a particular commercial risk from unaffiliated reinsurers, it will generally retain a primary risk of $5.0 million and may participate with such reinsurers on liability amounts in excess of that amount as a secondary risk.  Reinsurance is generally purchased from unaffiliated reinsurers if the risk on a single transaction is greater than $300.0 million.

The Company’s title insurance subsidiaries assume reinsurance from unaffiliated title insurance underwriters pursuant to a standard reinsurance agreement concerning specific title insurance risks for properties on which they assume a portion of the liability.  The Company’s title insurance subsidiaries have entered into numerous reinsurance agreements with other title insurance underwriters on specific transactions. The Company’s exposure on all reinsurance assumed is reduced due to the ceding company’s retention of a substantial amount of primary risk.  In addition, exposure under these agreements generally ceases upon a transfer of the insured properties and, with respect to insured loans, is decreased by reductions in mortgage loan balances.  Because of this, the actual exposure is much less than the total reinsurance the Company has assumed.  The Company provides loss reserves on assumed reinsurance business on a basis consistent with reserves for direct business.

The Company utilizes coinsurance to enable it to provide coverage in amounts greater than it would be willing or able to undertake individually.  In coinsurance transactions, each individual underwriting company issues a separate policy and assumes a portion of the overall total risk.  Each coinsurer is liable only for the particular portion of the risk it assumes.

The Company’s title insurance subsidiaries enter into reinsurance and coinsurance arrangements with most of the larger participants in the title insurance market and such arrangements are not materially concentrated with any single title insurance company.  Revenues and claims from reinsurance are not material to the Company’s business as a whole.

The Company maintains excess of loss catastrophic insurance through Lloyd’s of London and Ace Capital Title Reinsurance Company totaling $200.0 million.  The Lloyd’s policy provides fidelity and title loss coverage up to $100.0 million with a $20.0 million deductible for title losses and a lesser deductible for other losses.  The Ace policy covers an additional $100.0 million in title exposure for any covered loss that exceeds $100.0 million.

Title Insurance Revenues

The table below sets forth, for the years ended December 31, 2002, 2001 and 2000, the approximate dollars and percentages of the Company’s revenues for the ten states representing the largest percentages of such revenues and for all other states combined:

Revenues by State

(Dollars in thousands)

	Years Ended December 31,
	2002		2001		2000
Texas	$ 342,510	13.5%	$ 303,803	14.3%	$ 277,547	15.8%
California	333,727	13.2%	263,558	12.4%	195,016	11.1%
Pennsylvania	182,461	7.2%	132,721	6.3%	117,131	6.7%
Florida	164,719	6.5%	142,948	6.7%	136,976	7.8%
Michigan	155,437	6.1%	129,768	6.1%	96,688	5.5%
New York	146,183	5.8%	109,650	5.2%	98,041	5.6%
New Jersey	90,056	3.6%	73,907	3.5%	74,620	4.3%
Colorado	85,728	3.4%	82,752	3.9%	48,357	2.8%
Arizona	83,086	3.3%	67,361	3.2%	52,759	3.0%
Virginia	76,562	3.0%	78,146	3.7%	56,290	3.2%
Other	831,487	32.8%	670,917	31.7%	553,060	31.6%
Total Title Revenues	2,491,956	98.4%	2,055,531	97.0%	1,706,485	97.4%
Non-Title Revenues	41,588	1.6%	63,943	3.0%	44,785	2.6%
Total Revenues	$ 2,533,544	100.0%	$ 2,119,474	100.0%	$ 1,751,270	100.0%

Sales and Marketing

The Title Insurance Market.  For sales and marketing purposes, the Company generally views residential real estate activities and commercial real estate activities as two distinct sources of title insurance business.  Residential real estate business results from the construction, sale, resale and refinancing of residential properties, while commercial real estate business results from similar activities with respect to properties with a business or commercial use.  The Company has emphasized the development of its residential real estate business over the last decade, while maintaining a leadership position in insuring commercial real estate transactions. Although precise data is not available to compare the percentage of total premium revenues of the Company derived from commercial versus residential real estate activities, approximately 85% of such revenues in 2002 resulted from policies providing coverage of $1.0 million or less (which tend to be residential) and approximately 15% of such revenues resulted from policies providing coverage in excess of $1.0 million.

Residential Transactions.  The Company’s primary source of residential business is from the local real estate community, such as attorneys, real estate brokers and developers, financial institutions, mortgage brokers and independent escrow agents.  Maintenance and expansion of these referral sources is integral to the Company’s marketing strategy for local residential business.  Because most of the Company’s residential business arises from these local relationships, the Company is committed to enhancing its service offerings to these customers, primarily by developing services and products beyond traditional title insurance and closing services that provide a more complete solution to their residential real estate transaction needs. The coordination of multiple products and services required by a real estate transaction, a service provided by LandAmerica OneStop, is known as “transaction management.”  The Company serves the residential market through two major distribution channels: direct company owned offices and independent title insurance agents.  The Company continues to develop services and products for each channel designed to make the real estate transaction easier for both the Company’s customers and the end consumer.  The Company has developed specific strategies aimed at serving customers in each channel and has several pilot projects to implement these strategies.

The Company has continued to expand its national affiliated agency relationships that include builders, realtors, lenders and vendor managers.  Often these relationships attract residential transactions on a regional or statewide basis.  The Company believes this type of relationship between the Company and its customers will continue to increase and has dedicated resources to further develop these relationships.

Commercial Transactions.  The Company is one of the leading providers of title insurance for commercial transactions.  The Company’s National Commercial Services (“NCS”) division specializes in the sale and servicing of title insurance for complex commercial and multi-property transactions.  The Company has NCS offices in 19 strategic metropolitan areas in the United States.  Each NCS office markets title insurance products, appraisals, building and site assessments, surveys and related services to large commercial customers located in its sales territory and acts as a single point of contact for the customer’s title insurance needs throughout the country.  The Company also markets title insurance for commercial transactions through local direct operations and independent agents.

In addition, the Company is one of the most strongly capitalized title insurers in the industry, with an aggregate statutory surplus of $545.3 million as of December 31, 2002.  The financial strength of the Company is an important factor in marketing the Company’s commercial title business capabilities, enabling it to underwrite larger title policies and retain higher levels of risk without purchasing reinsurance from a third party.  The Company’s capital position supports financial strength ratings of “A-” from Standard & Poors and “A” from Fitch.  These ratings are important in competing for commercial title insurance business. See “Insured Risk on Policies in Force” above.

Marketing Strategy.  The Company has begun a transition from title insurance product delivery to real estate transaction solution provider.  This strategy entails becoming more of a single source provider of market specific products and services.  In addition, the Company initiated and continues to expand a branding process to identify all operations of the Company under the LandAmerica brand.  Each of the Company’s title insurance companies, as well as each new product and service offering will be identified as being a part of the LandAmerica family of companies.  This initiative began in the latter half of 2002 and will continue throughout 2003.

Customers

As of December 31, 2002, no single independent agent was responsible for more than 5% of the Company’s title insurance revenues.  In addition, the Company is not dependent upon any single customer or any single group of customers.  The loss of any one customer would not have a material adverse effect on the Company.

Competition

The business of providing real estate transaction services is very competitive. Competition for residential title insurance business is based primarily on service and, to a lesser extent, price.  Service quality is based upon a number of factors, including the ability to respond quickly and accurately to customers and technological capabilities (resulting in the delivery of a readily accessible, efficient and reliable product). With respect to national and regional mortgage lenders, service quality includes a large distribution network and the ability to deliver a broad array of real estate services quickly, efficiently and through a single point of contact.  Competition for commercial title business is based primarily on price, service, expertise in complex transactions and the size and financial strength of the insurer.  Title insurance underwriters also compete for agents on the basis of service and commission levels.  For each of these customer groups, the Company has increased its emphasis on service levels and the variety of services and products it provides.

The Company is one of the largest title insurance underwriters in the United States based on title premium revenues.  Its principal competitors are other major title insurance underwriters and their agency networks.  The Company’s principal competitors during 2002 were Fidelity National Financial, Inc., Old Republic International Corporation, Stewart Information Services, Inc. and The First American Corporation.  Of the more than one hundred title insurance underwriting companies licensed in the United States, the top five companies (consisting of the Company and its four principal competitors) accounted for approximately 88.3% of the title insurance market in 2001 based on public filings made by those companies.

The Company’s title insurance subsidiaries are subject to regulation by the insurance authorities of the states in which they do business.  See “Regulation.”  Within this regulatory framework, the Company competes with respect to premium rates, coverage, risk evaluation, service and business development.

State regulatory authorities impose underwriting limits on title insurers based primarily on levels of available capital and surplus.  The Company has underwriting limits that are comparable to its four principal competitors.  While such limits may theoretically hinder the Company’s title insurance subsidiaries’ assumption of a particular large underwriting liability, in practice the Company has established its own internal risk limits at levels substantially lower than those allowed by state law.  In addition, the Company may spread the risk of a large underwriting liability over its three principal title underwriting subsidiaries. Therefore, statutory capital-based risk limits are not considered by the Company to be a significant factor in the amount or size of underwriting it may undertake.

Regulation

The title insurance business is regulated by state regulatory authorities who possess broad powers relating to the granting and revoking of licenses, and the type and amount of investments which the Company’s title insurance subsidiaries may make.  These state authorities also regulate insurance rates, forms of policies, claims handling procedures and the form and content of required annual statements, and have the power to audit and examine the financial and other records of these companies.  Some states require title insurers to own or lease title plants.  A substantial portion of the assets of the Company’s title underwriting subsidiaries consists of their portfolios of investment securities.  Each of these subsidiaries is required by the laws of its state of domicile to maintain assets of a statutorily defined quality and amount. See “Investment Policies” below.  Under state laws, certain levels of capital and surplus must be maintained and certain amounts of portfolio securities must be segregated or deposited with appropriate state officials. State regulatory policies also restrict the amount of dividends which insurance companies may pay without prior regulatory approval.  Generally, all of the title underwriters that meet certain financial thresholds are required to engage independent auditors to audit their statutory basis financial statements which, along with the auditor’s report, must be filed with the state insurance regulators.

The National Association of Insurance Commissioners (the “NAIC”) has adopted model legislation which if enacted would regulate title insurers and agents nationally and would change certain statutory reporting requirements.  The proposed legislation also would require title insurers to audit agents periodically and require licensed agents to maintain professional liability insurance. A number of states have adopted legislation similar to some of the provisions contained in the NAIC model legislation. The Company cannot predict whether all or any portion of the proposed legislation or any similar legislation will be adopted in any other states.  Also, the NAIC has adopted an instruction requiring an annual certification of reserve adequacy by a qualified actuary.  Because all of the states in which the Company’s title insurance subsidiaries are domiciled require adherence to NAIC filing procedures, each such subsidiary, unless it qualifies for an exemption, must file an actuarial opinion with respect to the adequacy of its reserves.

Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by state agencies of any change in control of an insurance company or insurance holding company that is domiciled (or, in some cases, doing business) in that state.  Under such current laws, any future transaction that would constitute a change in control of the Company would generally require approval by the state insurance departments of Arizona, California, New Jersey, New York, Pennsylvania, Tennessee, Texas, and Virginia.  Such a requirement could have the effect of delaying or preventing certain transactions affecting the control of the Company or the ownership of the Company’s Common Stock, including transactions that could be advantageous to the shareholders of the Company.

Investment Policies

The Company earns investment income from its portfolio consisting primarily of fixed-maturity debt securities issued principally by corporations and United States, state and local jurisdictions, as well as by United States government agencies.  Virtually this entire portfolio is located in the Company’s title underwriting subsidiaries.  At December 31, 2002, approximately 98% of the Company’s investment portfolio consisted of investment grade securities.  Under the Company’s investment guidelines, up to 20% of the investment portfolio may be invested in non-fixed maturity debt securities.  The Company’s portfolio is managed to comply with the various state regulatory requirements while maximizing net after-tax yield.  The Company generally does not invest in common stock issued by unaffiliated entities other than a 2% allocation to REIT securities.  The investment portfolio is managed by professional investment advisors under guidelines that govern the types of permissible investments, investment quality, maturity, duration, and concentration of issuer.  These guidelines, and the Company’s investment strategies, are established and periodically re-examined by the Investment Funds Committee of the Company’s Board of Directors.  This Committee also reviews the performance of the investment advisors on a quarterly basis.  See Note 3 to the Consolidated Financial Statements.

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

Historically, residential real estate activity has been generally slower in the winter, when fewer families buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity is generally more uniform throughout the seasons, but is subject to interest rate variability.  The Company typically reports its lowest revenues in the first quarter, with revenues increasing into the second quarter and through the third quarter.  The fourth quarter customarily may be as strong as the third quarter, depending on the level of activity in the commercial real estate market.  In 2002 the Company and the title insurance industry benefited from the lowest interest rates in the last 40 years.

Employees

As of December 31, 2002, the Company had 9,194 full time and 848 part time employees.  The Company’s relationship with its employees is good.  Except for nine employees in Pittsburgh, Pennsylvania, no employees of the Company are covered by any collective bargaining agreements, and the Company is not aware of any union organizing activity relating to its employees.

Environmental Matters

Title insurance policies specifically exclude any liability for environmental risks or contamination.  Policies issued before 1984, while not specifically addressing environmental risks, are not considered to provide any coverage for such matters, and the Company has not experienced and does not expect any significant expenses related to environmental claims.

The Company, through its subsidiaries, sometimes acts as a temporary title holder to real estate under a nominee holding agreement and sometimes participates in title holding agreements involving tax-deferred exchanges.  The Company’s customers in such situations generally are financially strong entities from whom it secures indemnification for potential environmental and other claims.  In other situations where the Company might acquire title to real estate, it will generally require that an appropriate environmental assessment be made to evaluate and avoid any potential liability.

Business Strategy

The Company’s long term objective is to enhance its position as a premier, national provider and manager of integrated real estate transaction products and services and to maximize its profitability throughout the real estate market cycle.  To accomplish this objective, the Company is pursuing various business strategies designed to broaden its market position and provide the framework to enhance growth and maximize profitability.

Increasing Focus on Real Estate Transaction Management Services.  Throughout the Company’s customer base, there is an increased demand for centralized transaction management solutions.  This trend is particularly evident in the case of national mortgage originators.  These large national mortgage lenders increasingly expect that necessary services related to the mortgage financing process be available from and billed by a single source.  Each lender also seeks a quick and efficient response to avoid the loss of business to a competitor.  As a transaction manager offering the coordination and delivery of a broad range of real estate-related services, LandAmerica OneStop responds to this market need by providing national mortgage originators with a single, convenient point of contact through which they may place all of their orders for title insurance and real estate-related services.  The Company believes that LandAmerica OneStop’s transaction management services coupled with its technology-enhanced national distribution system enabled it to increase the speed and efficiency of real estate transactions.  In addition, LandAmerica OneStop continues to be increasingly important in attracting and retaining the business of large national mortgage lenders as well as other multi-state transaction originators.

Expanding Distribution Capabilities.  The Company seeks to increase its share of the title insurance market by expanding and enhancing its distribution channels through the hiring and retention of experienced industry professionals with strong local relationships, the opening of new direct offices in markets with the potential for significant transaction volume, acquisitions and selectively engaging in joint ventures with title insurance agencies in order to strengthen the Company’s presence in particularly attractive markets.  In the case of the acquisition of agencies or small to medium-size underwriters, the Company reviews the agency’s or underwriter’s profitability, location, growth potential in its existing market, claims experience and, in the case of an underwriter, the adequacy of its reserves.

Providing High Quality Service.  High quality service, traditionally defined as the prompt and accurate production and delivery of products and services, remains a critical competitive factor in developing successful long-term relationships with customers.  In addition to these traditional service attributes, all customer groups are increasingly attracted to service providers able to offer complete solutions to customer real estate transaction needs.  For this reason, the Company continues to enhance its transaction management services and product offerings.

Maintaining Commercial Real Estate Market Strength.  Participation in the commercial real estate market is attractive since the operating margins are generally better than those provided in residential real estate transactions.  In addition, commercial business partially offsets some of the cyclicality of the residential real estate market, where transaction volumes are more susceptible to changes in interest rates.  The Company maintains its presence in the commercial real estate market primarily due to the financial strength ratings of its underwriting subsidiaries, its strong capital position, the high quality service that it provides and its expertise in handling complex transactions.  In particular, the combined capital position of the Company’s three principal underwriting subsidiaries enables it to underwrite large commercial policies while purchasing less reinsurance, thus increasingprofitability.

Reducing Costs and Expenses.  Through cost control, the Company achieves economies of scale in its core title insurance related operations as losses resulting from claims under title insurance policies represent a relatively small part of the Company’s overall costs. The Company has implemented the following plans to further improve efficiency:

•

Service Center Expansion.  Operating costs, the largest portion of expenses relating to providing title insurance, are relatively high compared to other types of insurers.  In fifteen major markets, the Company has implemented the concept of Service Centers, in which its three principal operating subsidiaries share a single back office processing center in a geographic region while continuing to market from separate storefronts under different brand names.  This concept has reduced the Company’s cost per order in those markets.  Service Centers are now in place in Chicago, Dallas, Denver, Detroit, Ft.

Lauderdale, Houston, Los Angeles, Orlando, Philadelphia, Phoenix, Portland, Salt Lake City, San Francisco, Seattle and Tampa.

•

Workflow Process Redesign.  The Company is committed to the redesign of traditional workflow processes.  In an effort to reduce expenses and improve service, the Company has several pilot projects underway to automate title production and workflow in its Service Centers.  The Company provides escrow support from several centralized locations increasing service levels and improving efficiency.

Using Technology. In 2002, the Company began providing internet-based order processing, status tracking and document delivery to its local residential customers in Colorado, Michigan, Texas and Virginia through the Residential Connection.  The Company also introduced the Commercial Connection for commercial customers in Florida, Virginia and Washington in 2002.  The Company plans to continue to roll out this web-based technology in 2003.  In addition, the Company provides TitleWave®, an online data system for ordering and retrieving title information, to agents in several eastern markets, including Alabama, Florida, Ohio, Pennsylvania, Tennessee and Virginia, enabling agents to order title searches and receive title reports online.  These technology interfaces speed up transactions and create efficiencies for both the Company and its customers.

Enhancing Cost Control Flexibility.  The Company manages its personnel expenses to reflect changes in the level of activity in the real estate market.  As a result, the Company’s employee base expands and contracts over time.  In order to manage personnel costs more efficiently throughout the real estate cycle, the Company uses temporary or part time employees where appropriate to staff operations so the Company can respond promptly to changes in real estate activity.

ITEM 2.

PROPERTIES

The Company owns an office building and adjacent real estate in Richmond, Virginia that it uses for its corporate headquarters. This property consists of approximately 128,000 square feet of office space and parking facilities. The Company’s title insurance subsidiaries conduct their business operations primarily in leased office space.  As of December 31, 2002, the Company had numerous leases for its branch offices and subsidiaries throughout the states in which it operates.  In addition, it owns several other properties that in the aggregate are not material to its business taken as a whole.

The Company’s title plants constitute a principal asset.  Title plants consist of copies of public records, maps, documents, previous reports and policies indexed to specific properties in an area.  The title plants are generally located at the office which serves a particular locality or in “service centers” serving multiple localities in major metropolitan areas.  They enable title personnel to examine title matters relating to a specific parcel of real property as reflected in the title plant, and eliminate or reduce the need for a separate search of the public records.  They contain material dating back a number of years and are kept current on a daily or other frequent basis by the addition of copies of documents filed of record which affect real property.  The Company maintains title plants covering many of the areas in which it operates, although certain offices utilize title plants jointly owned and maintained with other title insurers.  The Company capitalizes only the initial cost of title plants.  The cost of maintaining such plants is charged to expense as incurred.

The title plants and title examination procedures have been automated and computerized to a large extent in many areas.  To protect against casualty loss, the Company’s offices maintain duplicate files and backups of all title plants.

On February 23, 1998, the Company entered into an Agreement Containing Consent Order (the “Consent Order”) with the Federal Trade Commission (the “FTC”) in connection with the acquisition of Commonwealth and Transnation.  The Consent Order required, and the Company completed, the divestiture of certain title plants in 12 localities named in the Consent Order.  Seven of such localities were in Florida, three were in Michigan, and one each was in Washington, D.C. and St. Louis, Missouri.  Pursuant to the terms of the Consent Order, the Company may not acquire, without prior notice to the FTC, any interest in a title plant in any of the named localities for a period of 10 years following the date of the Consent Order.

The Company believes that its properties are maintained in good operating condition and are suitable and adequate for its purposes.

ITEM 3.  LEGAL PROCEEDINGS

General

The Company and its subsidiaries are involved in certain litigation arising in the ordinary course of their businesses.  Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company believes, based on current knowledge, that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Litigation Not in the Ordinary Course of Business

On October 7, 2002, the People of the State of California filed an action (the “Attorney General Suit”) in the Sacramento Superior Court against the Company and its subsidiaries, Lawyers Title Insurance Corporation, Commonwealth Land Title Insurance Company, Commonwealth Land Title Company and Lawyers Title Company (Case No. 02AS06111) (collectively, the “Defendants”) alleging that the Defendants (i) failed to escheat unclaimed property to the Controller of the State of California on a timely basis, (ii) charged California home buyers and other escrow customers fees for services which were never performed, or which cost less than the amount charged, and (iii) devised and carried out schemes with financial institutions to receive interest, or monies in lieu of interest, on escrow funds deposited by the Defendants with financial institutions in demand deposits.  A final judgment was entered against the Defendants on October 8, 2002, pursuant to a settlement agreement with the Attorney General of the State of California and the District Attorney and City Attorney of the City and County of San Francisco.  The final judgment provides for (i) injunctive relief, (ii) aggregate cash payments and future discounts to eligible customers of up to $8 million and (iii) a cash payment of $1.6 million for penalties, attorneys’ fees, costs and cy-pres restitution. The Company made the $1.6 million cash payment and has accrued its best estimates of the aggregate cash payments. Discounts on future escrow and title services will be treated as reductions of revenue during the period in which they occur. However, the final judgment is subject to the verification of information provided by the Defendants during settlement negotiations and at this time, no estimate can be made of additional amounts, if any, that may be payable by the Defendants upon the completion of the verification process.

On or about June 16, 2000, Norman E. Taylor, Connie S. Taylor, Lynne Thompson Jones-Brittle, Colin R. Callaghan and Miriam J. Callaghan (collectively, the “Plaintiffs”) filed a putative class action suit (the “Taylor Suit”) in the Superior Court of Los Angeles, California (Case No. BC 231917) against the Company, Commonwealth Land Title Insurance Company, Commonwealth Land Title Company, Lawyers Title Insurance Corporation and Lawyers Title Company (collectively, the “Defendants”).  The Plaintiffs purport to represent the general public and a class defined in the Third Amended Complaint dated March 20, 2002 (the “Third Amended Complaint”) as “[a]ll persons or entities who, from June 16, 1996 to the present, incident to purchase, sale or refinancing of real property located in California, deposited funds in escrow accounts controlled by the Defendants and were not paid interest on their funds and/or were charged fees for services not rendered by Defendants or excessive fees for the services Defendants performed.”  The Plaintiffs allege in the Third Amended Complaint that the Defendants unlawfully (a) received interest, other credits or payments that served as the functional equivalent of interest, on customer escrow funds; (b) charged and retained fees for preparing and recording reconveyances that they did not prepare or record, and charged and retained excessive fees for other escrow-related services; and (c) swept or converted funds in escrow accounts based upon contrived charges prior to the time the funds escheated or should have escheated to the State of California pursuant to the Unclaimed Property Law.  The Plaintiffs assert claims for relief against the Defendants based on (i) violation of California’s Unfair Business Practices Act, California Business and Professions Code §§ 17200, et. seq.; (ii) violation of California’s Deceptive, False and Misleading Advertising Act, California Business and Professions Code §§ 17500, et. seq.; and (iii) unjust enrichment. The Plaintiffs seek injunctive relief, restitution of improperly collected charges and interest and the imposition of an equitable constructive trust over such amounts, damages according to proof, punitive damages, costs and expenses, attorneys’ fees, pre- and post-judgment interest and such other and further relief as the Court may deem necessary and proper.  On February 4, 2003, the Court granted the Defendants’ Motion for Judgment on the Pleadings relating to the claims brought on behalf of the general public, thereby limiting the relief that the Plaintiffs may recover to restitution and attorneys’ fees on behalf of the putative class.  The Defendants intend to defend vigorously the Taylor Suit, and at this time no estimate of the amount or range of loss that could result from an unfavorable outcome can be made.

On September 5, 2002, Thomas Branick filed a representative suit on behalf of the general public against Lawyers Title Company (“LTC”), a subsidiary of the Company, in the Los Angeles Superior Court (Case No. BC 2811015).  The complaint pleads causes of action for unfair competition (California Business and Professions Code §§ 17200, et. seq.) and unfair business practices (California Business and Professions Code §§ 17500, et. seq.) and generally alleges that LTC improperly charged its customers for recording documents incident to real estate transactions and overcharged its customers for administrative fees. Plaintiffs seek injunctive relief and restitution. On January 3, 2003, the Court (i) granted LTC’s motion to strike portions of the complaint and (ii) sustained LTC’s demurrer, abating the action pending completion of the verification process in the Attorney General Suit and final resolution of the action of the Taylor Suit. Based on the stay, and the fact that the suit is still in its initial stages, at this time no estimate of the amount or range of loss that could result from an unfavorable outcome can be made.

On May 9, 2000, Romeo Jergess filed a putative class action suit (the “Jergess Suit”) in the United States District Court for the Eastern District of Michigan, Southern Division (Case No. 00-72124) against Transnation Title Insurance Company (“Transnation”), a subsidiary of the Company. The suit alleges that Transnation’s rate for an owner’s title insurance policy, charged in accordance with rates for new construction filed with the Insurance Bureau of the State of Michigan, are less than the rate paid by the lender for a simultaneously issued lender’s title insurance policy, and that the lower rate paid by the builder/developer for the owner’s policy involves an illegal kickback for a referral and an illegal splitting of fees in violation of the Real Estate Settlement Procedures Act (“RESPA”).  On April 27, 2001, a similar suit was filed by Elaine Miller (the “Miller Suit”) in the same court (Case No. 01-71647) against Lawyers Title Insurance Corporation (“Lawyers Title”), a subsidiary of the Company. The plaintiffs in both suits seek an unspecified amount of damages equal to three times the amount of the charge for a simultaneously issued lender’s title insurance policy, plus costs, interest and attorneys’ fees.  The Jergess Suit and the Miller Suit were consolidated on July 18, 2002.  On December 5, 2002, the court certified a class defined as all individuals who, during the period commencing prior to one year of the filing of the applicable suit and ending on October 30, 2002, purchased a newly constructed one to four family dwelling or condominium and were charged for a lender’s title insurance policy allegedly in violation of RESPA.  On February 12, 2003, the United States Court of Appeals for the Sixth Circuit denied Transnation’s and Lawyers Title’s petitions for an interlocutory appeal of the class certification order.  Transnation and Lawyers Title intend to defend vigorously the consolidated suits.  A trial date has not been set.  At this early stage in the litigation, no estimate can be made of the impact on the Company that could result from an unfavorable outcome at trial.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the persons who serve as executive officers of the registrant, their ages and positions as of March 18, 2003, and their business experience during the prior five years.  There are no family relationships between any of such persons and any director, executive officer, or person nominated to become a director or executive officer.

Name	Age	Office and Experience
Charles H. Foster, Jr.	60

Chairman and Chief Executive Officer of the Company since October 1991.  Mr. Foster also serves as Chairman and Chief Executive Officer of Lawyers Title, a position he has held for more than five years.  In addition, since June 1, 1999, Mr. Foster has served as Chairman and Chief Executive Officer of Commonwealth and Transnation.

Janet A. Alpert	56

President of the Company since January 1993.  Ms. Alpert also serves as President of Lawyers Title, a position she has held for more than five years.  In addition, since March 1, 1998, Ms. Alpert has served as President of Commonwealth and Transnation.  Ms. Alpert also served as Chief Operating Officer of the Company and Lawyers Title from January 1993 to February 27, 1998.

Theodore L. Chandler, Jr.	50

Chief Operating Officer of the Company since July 24, 2002. Mr. Chandler also serves as Chief Operating Officer of Lawyers Title, Commonwealth and Transnation, positions he has held since July 24, 2002. Mr. Chandler served as Senior Executive Vice President of the Company from January 31, 2000 until July 24, 2002, and Senior Executive Vice President of Lawyers Title, Commonwealth and Transnation from February 23, 2000 until July 24, 2002.  Mr. Chandler was a member of the law firm of Williams Mullen until January 31, 2000, a position he held for more than five years.

G. William Evans	48

Chief Financial Officer of the Company since September 15, 1999.  Mr. Evans also serves as Chief Financial Officer of Lawyers Title, Commonwealth and Transnation, positions he has held since September 15, 1999.  Mr. Evans served as Executive Vice President – Information Technology of the Company from February 27, 1998 to September 15, 1999. He served as Vice President and Treasurer of the Company from October 1991 to February 1998.  He also served as Senior Vice President, Chief Financial Officer and Treasurer of Lawyers Title from October 1991 to February 1998.

Name	Age	Office and Experience
Russell W. Jordan, III	62

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

John R. Blanchard	54

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED

SHAREHOLDER MATTERS

Market Price and Dividends

The Common Stock of the Company trades on the New York Stock Exchange (“NYSE”) under the symbol “LFG.”

The following table sets forth the reported high and low sales prices per share of the Common Stock on the NYSE Composite Tape, based on published financial sources, and the dividends per share declared on the Common Stock for the calendar quarter indicated.

Price Range
	High	Low	Dividends
Year Ended December 31, 2001 First quarter Second quarter Third quarter Fourth quarter	$50.45 37.00 37.09 35.69	$30.75 26.50 29.09 23.20	$0.05 0.05 0.05 0.05
Year Ended December 31, 2002 First quarter Second quarter Third quarter Fourth quarter	$34.63 36.85 36.70 38.30	$25.55 29.19 25.25 29.60	$0.05 0.05 0.07 0.07

As of March 18, 2003, there were approximately 1,331 shareholders of record of the Company’s Common Stock.

The Company’s current dividend policy anticipates the payment of quarterly dividends in the future.  The declaration and payment of dividends to holders of Common Stock will be in the discretion of the Board of Directors, will be subject to contractual restrictions contained in a Company loan agreement, as described below, and will be dependent upon the future earnings, financial condition and capital requirements of the Company and other factors.

Because the Company is a holding company, its ability to pay dividends will depend largely on the earnings of, and cash flow available from, its subsidiaries.  In a number of states, certain of the Company’s insurance subsidiaries are subject to regulations that require minimum amounts of statutory surplus.  Under these and other such statutory regulations, approximately $89.0 million of the net assets of the Company’s consolidated subsidiaries are available for dividends, loans or advances to the Company during 2003.

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

Subsidiary	Regulatory Agency	Regulatory Limitation	Financial Limitation (1)
Commonwealth	Pennsylvania Department of Insurance	Payment of dividends or distributions may not exceed the greater of: • 10% of such insurer’s surplus as of the preceding year end, or • the net income of such insurer for such preceding year.	$55.6 million
Lawyers Title	Virginia Bureau of Insurance

Payment of dividends or distributions is limited to the lesser of:

•

10% of such insurer’s surplus as of the preceding December 31, or

•

the net income, not including realized capital gains, of such insurer for the preceding calendar year.

$27.2 million
Transnation	Arizona Department of Insurance

Payment of dividends or distributions is limited to the lesser of:

•

10% of such insurer’s surplus as of the preceding December 31, or

•

such insurer’s net investment income for the preceding calendar year.

$6.2 million

(1)

Based on statutory financial results for the year ended December 31, 2002.

In addition to regulatory restrictions, the Company’s ability to declare dividends is subject to restrictions under a Revolving Credit Agreement, dated as of November 7, 1997, between the Company and Bank of America National Trust and Savings Association, as amended, which generally limits the aggregate amount of all cash dividends and stock repurchases by the Company to 25% of its cumulative consolidated net income arising after December 31, 1996.  As of December 31, 2002, approximately $47.8 million was available for the payment of dividends by the Company under the Revolving Credit Agreement.  Management does not believe that the restrictions contained in the Revolving Credit Agreement will, in the foreseeable future, adversely affect the Company’s ability to pay cash dividends at the current dividend rate.

ITEM 6.

SELECTED FINANCIAL DATA

The information set forth in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.

For the year ended December 31:	2002	2001	2000	1999	1998
	(In thousands of dollars, except for common share amounts)
Revenues	$2,586,550	$2,170,477	$1,802,405	$2,048,013	$1,848,870
Net income (loss)	149,352 (3)	60,266 (2)	(80,766) (1)	54,317	93,028
Net income per common share	8.10	3.42	(6.60)	3.21	6.13
Net income per common share assuming dilution	8.04	3.24	(6.60)	2.79	5.05
Dividends per common share	0.24	0.20	0.20	0.20	0.20
At December 31:
Total assets	1,910,832	1,707,481	1,618,957	1,657,921	1,692,358
Shareholders’ equity	863,620	727,493	644,100	730,703	771,189

(1)

The net loss reported by the Company for the fiscal year ended December 31, 2000 resulted from a change in the Company’s method for assessing the recoverability of goodwill (not associated with impaired assets) during the fourth quarter of 2000 which resulted in net of tax charges of $110,369.  See Note 2 to the Consolidated Financial Statements.

(2)

In the fourth quarter of 2001, the Company reassessed the carrying value of intangibles and capitalized software which resulted in net of tax charges to earnings of $32,893.  See Note 15 to the Consolidated Financial Statements.

(3)

In 2002 the Company recorded exit and termination costs net of tax of $8,690 related to its Primis operations.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

General

Critical Accounting Policies and Estimates

This discussion and analysis of LandAmerica’s financial condition and results of operations is based upon its consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates. The Company’s significant accounting policies are disclosed in Note 1 to the accompanying financial statements.  The Company believes that the following are its most critical accounting policies:

•

Revenue Recognition.  Premiums on title insurance written by the Company’s employees are recognized as revenue when the Company is legally or contractually entitled to collect the premium. Premiums on insurance written by independent agents are generally recognized when reported by the agent and recorded on a “gross” versus “net” basis.  Agency premiums are typically remitted to the Company 90 days after the close of the real estate transaction.  Title search and escrow fees are recorded as revenue when an order is closed.

•

Policy and Contract Claims.  A provision for estimated future claims payments is recorded at the time policy revenue is recorded.  Payment experience for the Company and the industry extends for more than 20 years after the issuance of a policy.  Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic conditions, these estimates are subject to variability.  As general economic conditions decline, claims experience has been shown to deteriorate leading to increases in such losses as mechanics liens and defalcations.  These factors tend to diminish as economic conditions improve.  Loss provision rates are reviewed periodically and adjusted by management as experience develops or new information becomes known.  In establishing loss provision rates, management considers historical experience, current economic conditions and the mix of business. The Company’s independent consulting actuaries perform projections of required reserves as considered necessary during the year and at year end.  These projections are compared to recorded reserves to evaluate the adequacy of such recorded reserves and any necessary adjustments are included in current operations.

•

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

•

Deferred Tax Asset.  The Company recorded net deferred tax assets at December 31, 2002 and 2001 related primarily to policy and contract claims, the write-off of intangibles and employee benefit plans.  Based upon the Company’s historical results of operations, the existing financial condition of the Company and management’s assessment of all other available evidence, management believes that the benefit of these assets will more likely than not be realized.  A valuation allowance is provided for deferred tax assets if it is more likely than not that some portion or all of these items will expire before the Company is able to realize their benefit.

•

Goodwill.  On January 1, 2002 the Company adopted the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.  Under these rules, goodwill (and intangible assets deemed to have indefinite lives) is no longer amortized but is subject to annual impairment tests in accordance with the Statements.  Prior to July 1, 2001, goodwill was subject to periodic amortization on a straight-line basis over its estimated life.  Other intangible assets will continue to be amortized over their useful lives.

During the fourth quarter of 2000 before adoption of SFAS No. 142, the Company changed its method for assessing the recoverability of goodwill not associated with impaired assets from an undiscounted cash flow approach to a discounted cash flow approach and wrote off a portion of its recorded goodwill (See Note 2 to Consolidated Financial Statements).

•

Pension.  The Company sponsors a defined benefit pension plan which is valued by an actuary annually.  The valuation is dependent on significant assumptions.  One significant assumption is that of the expected long-term rate of return on plan assets.  The use of expected long-term rates of return may result in recognized returns that are greater or less than actual returns in any given year.  Over time the expected returns are used to approximate actual long-term returns which result in a pattern of expense recognition that more closely matches the service lives of typical employees.  The Company uses long-term and actual historical returns, its asset mix and future estimates of long-term investment returns to develop its long-term return for plan assets.

Another significant assumption in valuing the pension liability is the discount rate.  The discount rate utilized is based on rates available on high quality fixed income debt instruments available at the end of each year.

Overview

The Company’s primary business is the provision of real estate transaction services, including the insurance of titles to real property, which is greatly influenced by the real estate economy.  During the three-year period from 2000 through 2002, the Company’s title operations benefited from three distinct factors.  Operations were expanded through the acquisition of title insurance agents, expenses were tightly monitored and controlled and the economic environment for the Company’s products improved.

During 2000, the Company decided to place increased emphasis on other products and services related to real estate transactions.  As a result, in October 2000, the Company acquired Primis, Inc., a web-based provider of real estate services.  In 2001, the acceptance of Primis’ technology by the Company’s customer base proved to be much slower than anticipated, necessitating a fourth quarter non cash write-off of intangibles, including goodwill, acquired in the acquisition.

In 2002 the Company decided to exit its residential appraisal business.  In connection with that decision, the Company recorded exit and termination costs of $13.4 million.

Revenues

The Company’s operating revenues, consisting of premiums, title search, escrow and other fees, are dependent on overall levels of real estate and mortgage refinance activity, which are influenced by a number of factors including interest rates and the general state of the economy.  In addition, the Company’s revenues are affected by the Company’s sales and marketing efforts and its strategic decisions based on the rate structure and claims environment in particular markets.

Premiums and fees are determined both by competition and by state regulation. Revenues from direct title operations are recognized at the time real estate transactions close, which is generally 60 to 90 days after the opening of a title order.  Operating revenues from independent agents are recognized when the issuance of a policy is reported to the Company by an agent.  This typically results in delays averaging 90 days from the closing of real estate transactions until the recognition of revenues from agents. As a result, there can be a significant lag between changes in general real estate activity and their impact on the portion of the Company’s revenues attributable to agents.

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

Factors Affecting Profit Margins and Pre-Tax Profits

The Company’s profit margins are affected by several factors, including the volume of real estate and mortgage refinance activity, policy amount and the nature of real estate transactions.  Volume is an important determinant of profitability because the Company, like any other real estate services company, has a significant level of fixed costs arising from personnel, occupancy costs and maintenance of title plants.  Because premiums are based on the face amount of the policy, larger policies generate higher premiums although expenses of issuance do not necessarily increase in proportion to policy size.  Cancellations affect profitability because costs incurred both in opening and in processing orders typically are not offset by fees. Commercial transactions tend to be more profitable than residential transactions.

The Company’s largest expense is commissions paid to independent agents.  The Company regularly reviews the profitability of its agents, adjusting commission levels or canceling certain agents where profitability objectives are not being met and expanding operations where acceptable levels of profitability are available.  The Company continually monitors its expense ratio, which is the sum of salaries and employee benefits, agency commissions and other expenses (exclusive of interest, goodwill, exit and termination costs and write-off of intangibles) expressed as a percentage of operating revenues.

Generally, title insurance claim rates are lower than other types of insurance because title insurance policies insure against prior events affecting the quality of real estate titles, rather than against unforeseen, and therefore less predictable, future events.  See “Critical Accounting Policies and Estimates – Policy and Contract Claims” for further discussion.

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

In the 2000 through 2002 period, the typical seasonality of the title insurance business was influenced by changes in the levels of refinancing activity.  For additional information, see “Item 1 – Business – Cyclicality and Seasonality.”

Contingencies

For a discussion of pending legal proceedings, see “Item 3 – Legal Proceedings.”

Results of Operations

Comparison of Years Ended December 31, 2002,

December 31, 2001 and December 31, 2000

Net Income

The Company reported net income of $149.4 million or $8.04 per share on a diluted basis for 2002, compared to a net income of $60.3 million or $3.24 per share on a diluted basis for 2001 and a net loss of $80.8 million or $6.60 per share on a diluted basis in 2000.  All three years were affected by one-time write-offs (discussed below) of intangibles and exit and termination costs.  Exclusive of these items, net income was $158.0 million or $8.51 per diluted share in 2002, $94.2 million or $5.06 per diluted share in 2001 and $35.5 million or $1.94 per diluted share in 2000.

Operating Revenues

Operating revenues for 2002 were $2.5 billion compared to $2.1 billion in 2001 and $1.8 billion in 2000.  The revenue increase from 2000 to 2001 and from 2001 to 2002 was directly related to a drop in mortgage interest rates through the period.  Average annual mortgage rates that were 8.1% in 2000 dropped to 7.0% in 2001 and dropped further in 2002 to 6.5%.  Monthly mortgage rates were highest in May 2000 at 8.5% and the lowest in December 2002 at 6.0%.  The lower mortgage interest rates allowed more individuals to purchase homes and encouraged the refinancing of mortgages.  Direct revenue, exclusive of the discontinued Primis appraisal operation, increased $148.0 million or 15.4% in 2002 over 2001 while agency revenue increased $295.2 million or 26.6% between the same periods.  In 2001 compared to 2000, direct revenue, exclusive of the discontinued Primis operations, increased $201.5 million or 26.6% a nd agency revenue increased $121.6 million or 12.3%.  Orders opened in company offices were 1,178,000 in 2002, 1,069,000 in 2001 and 680,000 in 2000.

Investment Income

The Company reported pre-tax investment income of $53.0 million, $51.0 million and $51.1 million in 2002, 2001 and 2000, respectively.  Excluding capital gains and losses, investment income was $51.7 million, $50.8 million and $51.4 million in 2002, 2001 and 2000, respectively.  Although investment income was similar each year, it reflects an increase in average amounts invested offset by lower yields each year.  The Company’s investment portfolio consists of primarily fixed maturity securities whose income includes dividends and interest as well as realized gains and losses.

Expenses

Operating Expenses.  The Company’s expense ratio was 87.8% in 2002 compared to 90.5% in 2001 and 94.3% in 2000.  Exclusive of the discontinued Primis operation, the expense ratio was 86.6%, 88.5% and 93.8% in 2002, 2001 and 2000, respectively.  The improvement in the expense ratio in 2002 and 2001 reflects the ability of the Company to more efficiently utilize its fixed costs while controlling its variable costs as business volumes increase.

Exit and Termination Costs.  Exit and termination costs on a pre-tax basis of approximately $13.4 million, $1.7 million and $3.1 million were incurred in 2002, 2001 and 2000, respectively, in connection with the closing of Primis operations in 2002 and 2001 and the formation of a title plant management joint venture in 2000.

On June 1, 2002, the Company entered into a joint venture agreement with The First American Corporation to combine its residential real estate valuation operations.  Under the terms of the agreement, the Company contributed its former Primis residential appraisal production division, which it acquired in 2000, to First American’s eAppraiseIT subsidiary.  In connection with the transaction, the Company exited the residential appraisal production business which had been unprofitable and recorded a charge of $14.1 million for exit, termination and other costs during the second quarter of 2002.

Write-off of Intangibles.  During the fourth quarter of 2001, the Company made a decision to scale back and write down prior investments in specific technology and appraisal business initiatives that resulted in two one-time charges.  The first of these was a non-cash pre-tax charge of approximately $11.2 million resulting from the Company’s decision to stop development of TitleQuest, its back office title production software.  The second item is a one-time non-cash pre-tax charge of $40.2 million related to impairment of acquisition related intangibles that resulted from the Primis acquisition.  The Primis acquisition experienced performance levels below forecast due to slower than anticipated acceptance of its technology by the Company’s customer base.

In the fourth quarter of 2000, prior to the adoption of SFAS 142 discussed below under “Accounting Changes,” the Company elected to change its accounting policy for assessing the recoverability of goodwill from one based on undiscounted cash flows to one based on discounted cash flows.  The Company believed that using the discounted cash flow approach to assess recoverability is a preferable policy as it is consistent with the methodology used by the Company to evaluate investment and acquisition decisions (See Note 2 to Consolidated Financial Statements).  In connection with this change, the Company incurred a non-cash pre-tax charge of $172.5 million.

Salaries and Employee Benefits.  Personnel-related expenses are a significant portion of total operating expenses in the title insurance industry.  These expenses require intensive management through changing real estate cycles.  As a percentage of gross revenues, salary and related expenses were 27.3%, 30.2% and 29.4% in 2002, 2001 and 2000, respectively. These percentages, exclusive of the Primis operations, were 26.8%, 28.5% and 29.2% in 2002, 2001 and 2000, respectively.  Staffing levels, excluding those attributable to the discontinued Primis operations, were 10,042, 9,069 and 7,755 at December 31, 2002, 2001 and 2000, respectively.

Agents’ Commissions.  Commissions paid to title insurance agents are the largest single expense incurred by the Company.  The commission rate varies by geographic area in which the commission was earned.  Commissions as a percentage of agency revenue were 79.5% in 2002, 78.9% in 2001 and 78.3% in 2000.  The trend of increasing commission rates is attributable to increased competition for agents and an increase in commission rates promulgated by states.

General, Administrative and Other Expenses.  The most significant components of other expenses are outside costs of title production, rent for office space, communications, travel and taxes levied by states on premiums.

Provision for Policy and Contract Claims.  The loss ratio (the provision for policy and contract claims as a percentage of operating revenues) was 4.2%, 4.0% and 4.4% in 2002, 2001, and 2000, respectively.  Claims paid as a percentage of operating revenues were 3.7%, 3.7% and 4.3% in 2002, 2001 and 2000, respectively.  The Company’s loss experience benefitted in 2002 and 2001 from lower than expected payment levels on recent issue years which included a high proportion of refinance business.

Income Taxes

The Company pays U.S. federal and state income taxes based on laws in the jurisdictions in which it operates.  The effective tax rates reflected in the income statement for 2002, 2001 and 2000 differ from the U.S. federal statutory rate principally due to non-taxable interest, dividend deductions, meals and entertainment and company-owned life insurance.

At December 31, 2002 the Company had recorded gross deferred tax assets of $145.8 million related primarily to policy and contract claims, intangibles and employee benefit plans.

A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain.  The Company did not record a valuation allowance at either December 31, 2002 or 2001. The Company reassesses the realization of deferred assets quarterly and, if necessary, adjusts its valuation allowance accordingly.

Accounting Changes

On January 1, 2002 the Company adopted SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.  Under these new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.

During 2002 the Company performed the required initial test for impairment as required by SFAS No. 142.  The test performed indicated that no goodwill impairment existed at January 1, 2002.  Application of the nonamortization provisions resulted in net income of $6.6 million ($0.36 per diluted share) in 2002.

Also on January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business.  Adoption of the standard did not have an impact on the Company’s financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The transition rules of this standard are not applicable since the Company continues to account for stock-based compensation under the guidance of APB Opinion 25.  See Note 6 in the Notes to Consolidated Financial Statements for further discussion of the Company’s stock-based plans.

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for periods after December 31, 2002.  The statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred.  Previously, these liabilities were required to be accrued at the time management committed to an activity.  Costs required to be accrued included but are not limited to termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities or relocate employees.

Liquidity and Capital Resources

Cash provided by operating activities for the years ended December 31, 2002, 2001, and 2000 was $228.1 million, $137.5 million and $88.1 million, respectively.  As of December 31, 2002, the Company held cash and invested cash of $225.9 million and fixed-maturity securities of $991.5 million.

In February 2003, the Board of Directors approved a program allocating $40.0 million to repurchase up to 1.25 million shares or 7% of the Company’s existing stock over the following twelve months.

In December 2001, the Board of Directors approved a program allocating $25.0 million to repurchase up to 1.25 million shares or 7% of the Company’s outstanding stock over the following twelve months.  The Company implemented this program in December 2001 and by December 31, 2002 the Company had repurchased 510,750 shares at a cost of $16.4 million.

In 1999, the Board of Directors approved plans to repurchase 2.0 million of the Company’s issued and outstanding common shares.  Purchases of 2.0 million shares at a cost of $48.3 million were completed during the first quarter of 2000.

During the first six months of 2001, 2.2 million shares of the Company’s preferred stock were converted to 4.8 million shares of common stock.  This conversion decreased the amount of preferred dividends paid by $7.7 million on an annual basis.  The new common shares require dividends of the same rate paid on all other outstanding common shares.

On August 31, 2001, the Company issued $150.0 million of senior notes through a private placement.  The notes were divided into three series with $50.0 million due 2006 bearing interest at 7.16%, $50 million due 2008 bearing interest at 7.45% and $50 million due 2011 bearing interest at 7.88%.  The proceeds of this private placement were used to repay outstanding debt under the Company’s revolving credit facility.

In view of the historical ability of the Company to generate strong, positive cash flows, its strong cash position and its relatively conservative capitalization structure, management believes that the Company will have sufficient liquidity and adequate capital resources to meet both its short- and long-term capital needs.  In addition, the Company has $114.5 million available under a credit facility which was unused at December 31, 2002.

Interest Rate Risk

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.  Actual cash flows could differ from the expected amounts.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate
(dollars in thousands)
	2003	2004	2005	2006	2007	2008 and after	Total	Fair Value
Assets:
Taxable available-for-sale securities:
Book value	$ 35,266	$ 29,612	$ 49,413	$ 45,122	$ 53,980	$ 315,272	$ 528,665	$ 558,899
Average yield	5.7%	5.6%	6.6%	5.7%	5.4%	6.0%	5.9%

Non-taxable available-for-sale securities:
Book value	16,760	25,348	32,239	20,057	25,333	279,738	399,475	423,744
Average yield	4.8%	4.0%	4.3%	4.5%	4.3%	4.7%	4.6%

Preferred stock:
Book value	58	-	-	86	556	8,319	9,019	8,851
Average yield	8.7%	-	-	10.1%	8.9%	3.6%	4.0%

The Company also has long-term debt of $188.5 million bearing interest at an average rate of 6.29% at December 31, 2002.  A 0.25% change in the interest rate would affect income before income taxes by approximately $0.5 million annually.

Forward-Looking and Cautionary Statements

Certain information contained in this Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Among other things, these statements relate to the financial condition, results of operation and business of the Company.  In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in its reports to shareholders. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.  These forward-looking statements involve certain risks and uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Further, any such statement is specifically qualified in its entirety by the cautionary statements set forth in the following paragraph.

In connection with the title insurance industry in general, factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include the following: (i) the costs of producing title evidence are relatively high, whereas premium revenues are subject to regulatory and competitive restraints; (ii) real estate activity levels have historically been cyclical and are influenced by such factors as interest rates and the condition of the overall economy; (iii) the value of the Company’s investment portfolio is subject to fluctuation based on similar factors; (iv) the title insurance industry may be exposed to substantial claims by large classes of claimants and (v) the industry is regulated by state laws that require the maintenance of minimum levels of capital and surplus and that restrict the amount of dividends that may be paid by the Company’s insurance subsidiaries without prior regulatory approval.

The Company cautions that the foregoing list of important factors is not exclusive.  The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk” in Item 7 of this report.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in the Company’s independent accountants and no disagreements on accounting and financial disclosure that are required to be reported hereunder.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as to certain information regarding executive officers included in Part I, the information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

ITEM 11.

EXECUTIVE COMPENSATION

Except for certain information set forth under the captions “Report of Executive Compensation Committee” and “Stock Performance Graph,” the information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

ITEM 14.

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission.  Within the 90 day period prior to the filing of this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

FORM 8-K

(a)

(1), (2) and (3).  The response to this portion of Item 15 is submitted as a separate section of this report.

(a)

Reports on Form 8-K

Form 8-K, dated October 8, 2002, reporting under Item 5 that the Company had reached a final settlement with the State of California in the defendant class action lawsuit filed in the Sacramento County Superior Court by the California Attorney General against the Company and the Company’s principal competitors in California. The agreement reached with the State of California settled all outstanding claims against the Company and certain of its subsidiaries for alleged violations of the California Business and Professions Code §§ 17200 et. seq. and §§17500 et. seq. during the period from May 19, 1995 until the date of entry of final judgment approving the settlement.

(c)

Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report.

(d)

Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDAMERICA FINANCIAL GROUP, INC.

By:  /s/ Charles H. Foster, Jr.

       Charles H. Foster, Jr.

       Chairman and Chief Executive Officer

March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles H. Foster, Jr. __________________________ Charles H. Foster, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2003
/s/ Janet A Alpert __________________________ Janet A. Alpert	President and Director	March 26, 2003
/s/ Theodore L. Chandler, Jr. __________________________ Theodore L. Chandler, Jr.	Chief Operating Officer and Director	March 26, 2003
/s/ G. William Evans __________________________ G. William Evans	Chief Financial Officer (Principal Financial Officer)	March 26, 2003
/s/ John R. Blanchard __________________________ John R. Blanchard	Senior Vice President -- Corporate Controller (Principal Accounting Officer)	March 26, 2003

Signature	Title	Date
/s/ Michael Dinkins __________________________ Michael Dinkins	Director	March 26, 2003
/s/ John P. McCann __________________________ John P. McCann	Director	March 26, 2003
/s/ Robert F. Norfleet, Jr. __________________________ Robert F. Norfleet, Jr.	Director	March 26, 2003
/s/ Robert T. Skunda __________________________ Robert T. Skunda	Director	March 26, 2003
/s/ Julious P. Smith, Jr. __________________________ Julious P. Smith, Jr.	Director	March 26, 2003
/s/ Thomas G. Snead, Jr. __________________________ Thomas G. Snead, Jr.	Director	March 26, 2003
/s/ Eugene P. Trani __________________________ Eugene P. Trani	Director	March 26, 2003
/s/ Marshall B. Wishnack __________________________ Marshall B. Wishnack	Director	March 26, 2003

CERTIFICATION

I, Charles H. Foster, Jr., Chairman and Chief Executive Officer (Principal Executive Officer) of LandAmerica Financial Group, Inc, certify that:

1.

I have reviewed this annual report on Form 10-K of LandAmerica Financial Group, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

/s/ Charles H. Foster, Jr.

Charles H. Foster, Jr.

Chairman and Chief Executive Officer

CERTIFICATION

I, G. William Evans, Chief Financial Officer (Principal Financial Officer) of LandAmerica Financial Group, Inc., certify that:

1.

I have reviewed this annual report on Form 10-K of LandAmerica Financial Group, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

/s/ G. William Evans

G. William Evans

Chief Financial Officer

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEMS 15 (a)(1), (2) AND (3), (c) AND (d)

INDEX OF FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2002

LANDAMERICA FINANCIAL GROUP, INC.

RICHMOND, VIRGINIA

FORM 10-K ITEM 15 (a)(1), (2) AND (3)

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of LandAmerica Financial Group, Inc. and subsidiaries are included in Item 8:

Page

Report of Independent Auditors

F-1

Consolidated Balance Sheets, December 31, 2002 and 2001

F-2

Consolidated Statements of Operations,

  Years Ended December 31, 2002, 2001 and 2000

F-4

Consolidated Statements of Cash Flows,

  Years Ended December 31, 2002, 2001 and 2000

F-5

Consolidated Statements of Changes in Shareholders’

  Equity, Years Ended December 31, 2002, 2001

  and 2000

F-6

Notes to Consolidated Financial Statements,

  December 31, 2002, 2001 and 2000

F-7

The following consolidated financial statement schedules of LandAmerica Financial Group, Inc. and subsidiaries are included in Item 15(d):

  Schedule I

Summary of Investments

F-38

  Schedule II

Condensed Financial Information of

  Registrant

F-39

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore, have been omitted.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

LandAmerica Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of LandAmerica Financial Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LandAmerica Financial Group, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2000 the Company changed its method for assessing the recoverability of goodwill. Also, as explained in Note 17 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and intangible assets.

/s/ ERNST & YOUNG LLP

Richmond, Virginia

February 18, 2003

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31

(In thousands of dollars)

ASSETS	2002	2001

INVESTMENTS (Note 3):
Fixed maturities available-for-sale - at fair value (amortized cost: 2002 - $937,159; 2001 - $865,354)	$ 991,494	$ 874,270
Equity securities - at fair value (cost: 2002 - $23,395)	23,669	-
Mortgage loans (less allowance for doubtful accounts: 2002 - $119; 2001 - $176)	1,172	1,536
Invested cash	183,517	133,185

Total Investments	1,199,852	1,008,991

CASH	42,363	35,585

NOTES AND ACCOUNTS RECEIVABLE:
Notes (less allowance for doubtful accounts: 2002 - $4,454; 2001 - $5,278)	10,109	8,773
Accounts receivable (less allowance for doubtful accounts: 2002 - $6,102; 2001 - $8,058)	69,549	58,564

Total Notes and Accounts Receivable	79,658	67,337

PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation and amortization: 2002 - $136,438; 2001 - $123,301)	60,851	62,015

TITLE PLANTS	96,995	96,580

GOODWILL (Notes 2 and 17)	201,658	190,702

DEFERRED INCOME TAXES (Note 8)	111,883	142,543

OTHER ASSETS	117,572	103,728

Total Assets	$ 1,910,832	$ 1,707,481

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31

(In thousands of dollars)

	2002	2001
LIABILITIES

POLICY AND CONTRACT CLAIMS (Notes 4 and 5)	$ 574,467	$ 561,438

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	243,284	187,308

FEDERAL INCOME TAXES	17,549	3,653

NOTES PAYABLE (Note 12)	188,476	208,595

OTHER	23,436	18,994

Total Liabilities	1,047,212	979,988

COMMITMENTS AND CONTINGENCIES (Notes 11 and 13)

SHAREHOLDERS’ EQUITY (Notes 6 and 7)

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2002 –18,348,944; 2001 - 18,583,937	509,540	521,795

Accumulated other comprehensive loss	(198)	(3,647)

Retained earnings	354,278	209,345

Total Shareholders’ Equity	863,620	727,493

Total Liabilities and Shareholders’ Equity	$ 1,910,832	$ 1,707,481

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31

(In thousands of dollars except per common share amounts)

	2002	2001	2000
REVENUES
Title and other operating revenues:
Direct operations	$ 1,129,598	$ 1,010,715	$ 764,133
Agency operations	1,403,946	1,108,759	987,137
	2,533,544	2,119,474	1,751,270
Investment income (Note 3)	51,691	50,789	51,406
Gain (loss) on sales of investments (Note 3)	1,315	214	(271)
	2,586,550	2,170,477	1,802,405
EXPENSES (Notes 2, 4, 5, 10, 11 and 12)
Salaries and employee benefits	691,345	640,149	515,329
Agents’ commissions	1,116,214	874,757	772,939
Provision for policy and contract claims	105,817	83,819	76,889
Exit and termination costs	13,370	1,685	3,079
Write-off of intangibles and capitalized software	-	51,396	177,774
Interest expense	12,379	12,766	13,614
General, administrative and other	417,653	411,740	370,918
	2,356,778	2,076,312	1,930,542
INCOME (LOSS) BEFORE INCOME TAXES	229,772	94,165	(128,137)

INCOME TAX EXPENSE (BENEFIT) (Note 8)
Current	54,574	35,245	8,871
Deferred	25,846	(1,346)	(56,242)
	80,420	33,899	(47,371)
NET INCOME (LOSS)	149,352	60,266	(80,766)

DIVIDENDS - PREFERRED STOCK	-	(145)	(7,700)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$ 149,352	$ 60,121	$ (88,466)

NET INCOME (LOSS) PER COMMON SHARE (Note 9)	$8.10	$3.42	$(6.60)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	18,438	17,574	13,397

NET INCOME (LOSS) PER COMMON SHARE ASSUMING DILUTION (Note 9)	$8.04	$3.24	$(6.60)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ASSUMING DILUTION	18,580	18,617	13,397

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31

(In thousands of dollars)

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$ 149,352	$ 60,266	$ (80,766)
Depreciation and amortization	17,799	34,640	35,818
Amortization of bond premium	4,111	2,942	1,992
Write-off of intangibles and capitalized software (Note 2)	-	51,396	177,774
Realized investment (gains) losses	(1,315)	(214)	271
Deferred income tax	25,846	(1,346)	(56,242)
Change in assets and liabilities, net of businesses acquired:
Notes receivable	(1,336)	2,238	1,690
Premiums receivable	(9,172)	(21,707)	(1,181)
Income taxes receivable/payable	13,896	8,132	(223)
Policy and contract claims	13,029	4,640	2,348
Accounts payable and accrued expenses	15,836	(7,726)	13,816
Other	86	4,215	(7,193)
Net cash provided by operating activities	228,132	137,476	88,104
Cash flows from investing activities:
Purchase of property and equipment, net	(15,844)	(35,439)	(14,117)
Proceeds from sale-leaseback of furniture and equipment (Note 10)	-	10,000	5,996
Purchase of business, net of cash acquired (Note 14)	(13,169)	(16,540)	(48,230)
Change in cash surrender value of life insurance	1,650	2,918	(4,827)
Cost of investments acquired:
Fixed maturities – available-for-sale	(523,244)	(378,018)	(263,837)
Equity securities	(24,629)	-	(1,008)
Proceeds from investment sales or maturities:
Fixed maturities – available-for-sale	447,111	313,521	224,298
Equity securities	1,166	-	-
Change in mortgage loans	364	8,116	(2,528)
Net cash used in investing activities	(126,595)	(95,442)	(104,253)
Cash flows from financing activities:
Proceeds from the exercise of options	4,011	5,923	3,037
Cost of common shares repurchased	(16,266)	(97)	(4,906)
(Repayment of) proceeds from cash surrender value loan	(6,966)	(4,893)	731
Dividends paid	(4,419)	(3,764)	(10,391)
Proceeds from issuance of notes payable	1,574	160,322	-
Payments on notes payable	(22,361)	(154,106)	(12,955)
Net cash (used in) provided by financing activities	(44,427)	3,385	(24,484)
Net increase (decrease) in cash and invested cash	57,110	45,419	(40,633)
Cash and invested cash at beginning of year	68,770	23,351	63,984
Cash and invested cash at end of year	$ 225,880	$ 168,770	$ 123,351

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amounts	Shares	Amounts	Income	Earnings	Equity

BALANCE – December 31, 1999	2,200,000	175,700	13,680,421	342,138	(31,135)	244,000	730,703

Comprehensive income:
Net loss	-	-	-	-	-	(80,766)	(80,766)
Other comprehensive income (Notes 3 and 6)
Net unrealized gains on securities (Note 6)	-	-	-	-	26,423	-	26,423

							(54,343)

Common stock retired	-	-	(287,300)	(4,906)	-	-	(4,906)
Stock options and incentive plans	-	-	125,198	3,037	-	-	3,037
Preferred dividends (7%)	-	-	-	-	-	(7,700)	(7,700)
Common dividends ($0.20/share)	-	-	-	-	-	(2,691)	(2,691)

BALANCE – December 31, 2000	2,200,000	175,700	13,518,319	340,269	(4,712)	152,843	664,100

Comprehensive income:
Net income	-	-	-	-	-	60,266	60,266
Other comprehensive income (Notes 3 and 6)
Net unrealized gains on securities, net of tax $3,121 (Note 6)	-	-	-	-	10,507	-	10,507
Minimum pension liability adjustment, net of tax $(5,310) (Note 10)	-	-	-	-	(9,442)	-	(9,442)

							61,331

Common stock retired	-	-	(3,600)	(97)	-	-	(97)
Stock options and incentive plans	-	-	244,659	5,923	-	-	5,923
Preferred stock conversion	(2,200,000)	(175,700)	4,824,559	175,700	-	-	-
Preferred dividends (7%)	-	-	-	-	-	(145)	(145)
Common dividends ($0.20/share)	-	-	-	-	-	(3,619)	(3,619)

BALANCE – December 31, 2001	-	-	18,583,937	521,795	(3,647)	209,345	727,493

Comprehensive income:
Net income	-	-	-	-	-	149,352	149,352
Other comprehensive income (Notes 3 and 6)
Net unrealized gains on securities, net of tax $15,992 (Note 6)	-	-	-	-	29,701	-	29,701
Minimum pension liability adjustment, net of tax $(14,986) (Note 10)	-	-	-	-	(26,252)	-	(26,252)

							152,801

Common stock retired	-	-	(507,150)	(16,266)	-	-	(16,266)
Stock options and incentive plans	-	-	272,157	4,011	-	-	4,011
Common dividends ($0.24/share)	-	-	-	-	-	(4,419)	(4,419)

BALANCE – December 31, 2002	-	$ -	18,348,944	$ 509,540	$ (198)	$ 354,278	$ 863,620

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of LandAmerica Financial Group, Inc. (the “Company”) and its wholly owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States which differ from statutory accounting practices prescribed or permitted by regulatory authorities for the insurance company subsidiaries.

Organization

The Company is engaged principally in the title insurance business. Title insurance policies are insured statements of the condition of title to real property, showing ownership as indicated by public records, as well as outstanding liens, encumbrances and other matters of record and certain other matters not of public record. The Company’s business results from commercial real estate activity, resales and refinancings of residential real estate and construction and sale of new housing. The Company conducts its business on a national basis through a network of branch and agency offices with approximately 47% of consolidated title revenues generated in the states of Texas, California, Pennsylvania, Florida and Michigan. The Company manages its business and reports its financial information as one segment.

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

Investments

The Company records its fixed-maturity investments which are classified as available-for-sale at fair value and reports the change in the unrealized appreciation and depreciation as a separate component of shareholders’ equity. The amortized cost of fixed-maturity investments classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts. That amortization or accretion is included in net investment income.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Realized gains and losses on sales of investments and declines in value considered to be other than temporary are recognized in operations on the specific identification basis.

The high investment grade mortgage-backed bond portion of the fixed maturity securities portfolio is accounted for on the retrospective method. For the non-investment grade mortgage-backed bond portion of the fixed maturity securities portfolio, the prospective method is used.

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

Goodwill

Prior to January 1, 2002, the excess of cost over fair value of net assets of businesses acquired before July 1, 2001 (goodwill) was amortized on a straight line basis over its estimated useful life, principally over a forty year period. As more fully described in Note 2, during the fourth quarter of 2000 the Company changed its method for assessing the recoverability of goodwill not associated with impaired assets from an undiscounted cash flow approach to a discounted cash flow approach. See Note 17 for treatment of goodwill acquired after July 1, 2001 and impairment assessment in subsequent periods.

Long-Lived Assets

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

Depreciation

Property and equipment is recorded at cost less accumulated depreciation and is depreciated principally on the straight-line method over the useful lives of the various assets, which range from three to forty years.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Premiums on title insurance written by the Company’s employees are recognized as revenue when the Company is legally or contractually entitled to collect the premium. Premiums on insurance written by independent agents are generally recognized when reported by the agent and recorded on a “gross” versus “net” basis. Title search and escrow fees are recorded as revenue when an order is closed.

Policy and Contract Claims

Liabilities for estimated losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2002. The reserves for unpaid losses and loss adjustment expenses are estimated using historical loss and loss development analyses. Title insurance reserve estimates are subject to a significant degree of inherent variability due to the length of time over which claim payments are made and the effects of external factors such as general economic conditions. Although management believes that the reserve for policy and contract claims is reasonable, it is possible that the Company’s actual incurred policy and contract claims will not conform to the assumptions inherent in the determination of these reserves. Accordingly, the ultimate settlement of policy and contract claims may vary significantly from the estimates included in the Company’s financial statements. Management believes that the reserves for losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits are more likely than not.

Escrow and Trust Deposits

As a service to its customers, the Company administers escrow and trust deposits which amounted to approximately $1,680,056 and $1,287,663 at December 31, 2002 and 2001, respectively, representing undisbursed amounts received for settlements of mortgage

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

loans and indemnities against specific title risks. These funds are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets.

Like Kind Exchanges

Through one of its non-insurance subsidiaries the Company facilitates tax deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. Acting as a qualified intermediary, the Company holds the proceeds from sales transactions until a qualifying acquisition occurs, thereby assisting its customers in deferring the recognition of taxable income. At December 31, 2002 and 2001, the Company was holding $299,415 and $261,786, respectively, of such proceeds which are not considered assets of the Company and are, therefore, excluded from the accompanying consolidated balance sheets. The Company also facilitates tax-deferred property exchanges for customers pursuant to Revenue Procedure 2000-37, so-called “reverse exchanges.” These reverse exchanges require the Company to take title to the customer’s property until a qualifying acquisition occurs. Through these reverse exchanges the Company acquires property on behalf of customers using funds provided by the customers or from non-recourse loans arranged by the customer. The property is triple net leased to the customer and the customer fully indemnifies the Company against all risks associated with ownership of the property. The Company does not record these reverse exchanges which amounted to $90,241 and $83,895 at December 31, 2002 and 2001, respectively, on its financial statements.

Statement of Cash Flows

For purposes of the statement of cash flows, invested cash is considered a cash equivalent. Invested cash includes all highly liquid investments with a maturity of three months or less when purchased.

Fair Values of Financial Instruments

The carrying amounts reported in the balance sheet for cash and invested cash, short-term investments, premiums receivable, preferred stock and certain other assets approximate those assets’ fair values. Fair values for investment securities are based on quoted market prices. The fair value of the Company’s fixed-rate portion of long-term debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The remaining portion of the Company’s long-term debt approximates fair value since the interest rate is variable. The Company has no other material financial instruments. See Note 12.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.  The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and accordingly, recognizes no compensation expense for the stock option grants.

Reclassification

Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

2.

CHANGE IN ACCOUNTING FOR GOODWILL

During the fourth quarter of 2000, the Company elected to change its method for assessing the recoverability of goodwill (not associated with impaired assets) from one based on undiscounted cash flows to one based on discounted cash flows.  The Company believed that using the discounted cash flow approach to assess the recoverability of goodwill was a preferable policy because it was consistent with the methodology used by the Company to evaluate investment decisions and provided a more current and realistic valuation than the undiscounted approach.  The discount rate used in determining discounted cash flows was a rate corresponding to the Company’s cost of capital.

This change represented a change in accounting principle, which was indistinguishable from a change in estimate.  As a result of the change to a discounted cash flow methodology, the Company recorded a non-cash write-down of goodwill of $172,451 net of deferred taxes of $62,082 or $8.24 per common share after taxes in the fourth quarter of 2000.

Following this change in the fourth quarter of 2000 and prior to the adoption of SFAS No. 142 on January 1, 2002 (see Note 17), the Company’s accounting policy for assessing the recoverability of goodwill was as follows:  The Company evaluated the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill related.  Estimated cash flows were determined by disaggregating the Company’s business to an operational and organizational level for which meaningful identifiable cash flows could be determined.  When estimated future discounted cash flows were less than the carrying amount of the net assets (tangible and identifiable intangible) and related goodwill, impairment losses of goodwill were charged to operations. Impairment losses, limited to the carrying amount of goodwill, represented the sum of the carrying amount of the net assets (tangible and identifiable intangible) and goodwill in excess of the discounted cash flows of the business being evaluated. In

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

2.

CHANGE IN ACCOUNTING FOR GOODWILL (Continued)

determining the estimated future cash flows, the Company considered current and projected future levels of income as well as business trends, prospects and market and economic conditions.

3.

INVESTMENTS

The amortized cost and estimated fair value of investments in fixed maturities at December 31, 2002, and 2001 were as follows:

	2002
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 45,641	$ 4,144	$ -	$ 49,785

Obligations of states and political subdivisions	394,971	24,336	120	419,187

Fixed maturities issued by foreign governments	8,258	94	-	8,352

Public utilities	50,447	2,077	-	52,524

Corporate securities	325,171	19,596	184	344,583

Mortgage-backed securities	103,652	4,628	68	108,212

Preferred stock	9,019	16	184	8,851

Fixed maturities available-for-sale	$ 937,159	$ 54,891	$ 556	$ 991,494

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

3.

INVESTMENTS (Continued)

	2001
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 61,962	$ 2,814	$ 68	$ 64,708

Obligations of states and political subdivisions	312,507	7,151	1,576	318,082

Fixed maturities issued by foreign governments	2,504	1	689	1,816

Public utilities	69,729	1,314	3,020	68,023

Corporate securities	256,099	7,409	1,842	261,666

Mortgage-backed securities	108,892	2,403	1,010	110,285

Preferred stock	53,661	571	4,542	49,690

Fixed maturities available-for-sale	$ 865,354	$ 21,663	$ 12,747	$ 874,270

The amortized cost and estimated fair value of fixed-maturity securities at December 31, 2002 by contractual maturity are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

3.

INVESTMENTS (Continued)

	Amortized Cost	Estimated Fair Value

Due in one year or less	$ 52,084	$ 52,701

Due after one year through five years	281,226	299,175

Due after five years through ten years	291,854	311,978

Due after ten years	208,344	219,428

Mortgage-backed securities	103,651	108,212

	$ 937,159	$ 991,494

Earnings on investments and net realized gains (losses) for the three years ended December 31, follow:

	2002	2001	2000
Fixed maturities	$ 50,555	$ 48,981	$ 48,618
Equity securities	387	-	12
Invested cash and other short-term investments	2,172	3,102	4,006
Mortgage loans	84	107	79
Net realized gains (losses)	1,315	214	(271)

Total investment income	54,513	52,404	52,444

Investment expenses	(1,507)	(1,401)	(1,309)

Net investment income	$ 53,006	$ 51,003	$ 51,135

Realized and unrealized gains (losses) representing the change in difference between fair value and cost (principally amortized cost for fixed maturities) on fixed maturities and equity securities for the three years ended December 31, are summarized below:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

3.

INVESTMENTS (Continued)

Change in
	Realized	Unrealized
2002
Fixed maturities	$ 1,383	$ 45,419
Equity securities	(68)	274
	$ 1,315	$ 45,693

2001
Fixed maturities	$ 289	$ 12,578
Equity securities	(75)	1,050
	$ 214	$ 13,628

2000
Fixed maturities	$ (271)	$ 26,002
Equity securities	-	421
	$ (271)	$ 26,423

Gross unrealized gains and (losses) relating to investments in equity securities were $812 and $(538) at December 31, 2002.

Proceeds from sales of investments in fixed maturities, net of calls or maturities during 2002, 2001 and 2000 were $339,219, $273,798 and $195,385, respectively.  Gross gains of $5,690, $4,191 and $1,908 in 2002, 2001 and 2000, respectively, and gross losses of $4,043, $3,378 and $2,039 in 2002, 2001 and 2000, respectively, were realized on those sales.

Proceeds from sales of investments in equity securities during 2002 were $1,166.  Gross gains of $5 and gross losses of $73 were realized on those sales.  There were no sales of investments in equity securities during 2001 and 2000.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

4.

POLICY AND CONTRACT CLAIMS

Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

	2002	2001	2000

Balance at January 1	$ 561,438	$ 556,798	$ 554,450

Incurred related to:
Current year	136,502	114,173	73,313
Prior years	(30,685)	(30,354)	3,576

Total incurred	105,817	83,819	76,889

Paid related to:
Current year	10,503	6,651	8,980
Prior years	82,285	72,528	65,561

Total paid	92,788	79,179	74,541

Balance at December 31	$ 574,467	$ 561,438	$ 556,798

The favorable development on prior year loss reserves during 2002 and 2001 was attributable to lower than expected payment levels on recent issue years which included a high proportion of refinance business.

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

The Company has not paid or recovered any reinsured losses during the three years ended December 31, 2002.  The total amount of premiums for assumed and ceded risks was less than 1% of title premiums in each of the last three years.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

6.

SHAREHOLDERS’ EQUITY

Rights Agreement

The Company has issued one preferred share purchase right (a “Right”) for each outstanding share of Common Stock.  Each Right entitles the holder to purchase, upon certain triggering events, shares of the Company’s Series A Junior Participating Preferred Stock (“Junior Preferred Stock”) or Common Stock or other securities, as set forth in the Rights Agreement, as amended, between the Company and State Street Bank and Trust Company, the parent company of the Company’s transfer agent.  Generally, the Rights will become exercisable if a person or group acquires or announces a tender offer for 20% or more of the outstanding shares of Common Stock.  Under certain circumstances, the Board of Directors may reduce this threshold percentage to not less than 10%.

If a person or group acquires the threshold percentage of Common Stock described above, each Right will entitle the holder, other than such acquiring person or group, to purchase one one-hundredth of a share of Junior Preferred Stock at an exercise price of $85, subject to certain adjustments.  As an alternative to purchasing shares of Junior Preferred Stock, if a person or group acquires the threshold percentage of Common Stock, each Right will entitle the holder, other than such acquiring person or group, to buy, at the then current exercise price of the Right, shares of Common Stock having a total market value of twice the exercise price.  If the Company is acquired in a merger or other business combination, each Right will entitle the holder, other than such acquiring person or group, to purchase, at the then current exercise price of the Right, securities of the surviving company having a total market value equal to twice the exercise price of the Rights.  Following the acquisition by any person of more than the threshold percentage of the outstanding shares of the Company’s Common Stock but less than 50% of such shares, the Company may exchange one share of Common Stock for each Right (other than Rights held by such person).

The Rights will expire on August 20, 2007, and may be redeemed by the Company at a price of one cent per Right at any time before they become exercisable.  Until the Rights become exercisable, they are evidenced by the Common Stock certificates and are transferred with and only with such certificates.

Stock Options

The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), requires use of option valuation models that were not developed for use in valuing employee stock options.  Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

6.

SHAREHOLDERS’ EQUITY (Continued)

Under the Company’s 1991 Stock Incentive Plan, as amended (the “1991 Plan”), officers, directors and key employees of the Company and its subsidiaries were eligible to receive grants and/or awards of Common Stock, restricted stock, phantom stock, incentive stock options, non-qualified stock options and stock appreciation rights.  The 1991 Plan expired as to new grants or awards October 31, 2000; however, grants and awards made prior to expiration of the 1991 Plan remain subject to the 1991 Plan and the applicable provisions of the grant or award.  As of October 31, 2000, the Company had made grants or awards covering 1,509,480 shares of Common Stock under the 1991 Plan.

The Company has adopted the 2000 Stock Incentive Plan, as amended (the “2000 Plan”), which provides for grants and/or awards of Common Stock, restricted stock, stock options, stock appreciation rights and phantom stock to officers, directors, employees, agents, consultants and advisors of the Company and its subsidiaries, as determined in the discretion of the Executive Compensation Committee of the Board of Directors.  The maximum number of shares of Common Stock authorized for issuance under the 2000 Plan is 3,000,000, subject to adjustment as described in the 2000 Plan.  As of December 31, 2002, the Company had made awards of 120,400 shares of restricted stock and 100 shares of Common Stock, and grants of options covering 765,430 shares net of adjustment for option forfeitures.

Pursuant to the 1992 Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”), each non-employee director was eligible to receive an option grant to purchase 1,500 shares of Common Stock on the first business day following the annual meeting of shareholders.  Up to 60,000 shares of Common Stock were available for issuance under the Directors’ Plan, and as of May 21, 1997, the Company had granted options covering all 60,000 shares.  Stock option grants to non-employee directors from 1998 to 2002 were made under the 1991 and 2000 Plans.  Beginning on June 17, 1998, annual stock option grants to non-employee directors were increased from 1,500 to 2,000 shares of Common Stock.

All options which have been granted under the 1991 Plan, the 2000 Plan and the Directors’ Plan are non-qualified stock options with an exercise price equal to the fair market value of a share of Common Stock on the date of grant.  Options granted under the Directors’ Plan expire ten years from the date of grant.  All outstanding options which have been granted under the 1991 and 2000 Plans expire seven years from the date of grant.  Options generally vest ratably over a four-year period. At December 31, 2002, there were 2,114,070 shares available for future grant under the 2000 Plan following adjustment for option forfeitures.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

6.

SHAREHOLDERS’ EQUITY (Continued)

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement.  The fair value of these options was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002: risk-free interest rate of 5.31%, dividend yield of 0.62%, volatility factor of the expected market price of the Company’s Common Stock of .475 and a weighted-average expected life of the options of approximately eight years.

The Black-Scholes option valuation method was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The following pro forma information shows the Company’s net income and earnings per basic and diluted share if compensation expense for the Company’s employee stock options issued in 2002, 2001 and 2000 had been determined based on the fair value method of accounting:

	2002	2001	2000

Net income, as reported	$ 149,352	$ 60,266	$ (80,766)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,580)	(2,525)	(1,449)

Pro forma net income (loss)	146,772	57,741	(82,215)
Dividends – preferred stock	-	(145)	(7,700)

Pro forma net income (loss) available to common shareholders	$ 146,772	$ 57,596	$ (89,915)

Earnings per share:
Basic – as reported	$8.10	$3.42	$(6.60)
Basic – pro forma	$7.96	$3.28	$(6.71)

Diluted – as reported	$8.04	$3.24	$(6.60)
Diluted – pro forma	$7.90	$3.10	$(6.71)

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

6.

SHAREHOLDERS’ EQUITY (Continued)

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

		Weighted	Weighted
	Number	Average	Average
	of Shares	Exercise Price	Fair Value
Options outstanding, December 31, 1999 (474,368 exercisable)	763,118	$ 25
Granted	403,000	19	$ 8.33
Exercised	113,618	15
Forfeited	10,500	19

Options outstanding, December 31, 2000 (489,000 exercisable)	1,042,000	$ 24
Granted	710,000	31	$ 12.56
Exercised	246,099	15
Forfeited	12,000	45

Options outstanding, December 31, 2001 (421,145 exercisable)	1,493,901	$ 29
Granted	16,000	32	$ 17.92
Exercised	151,757	19
Forfeited	71,502	32

Options outstanding, December 31, 2002 (616,630 exercisable)	1,286,642	$ 30

The following table summarizes information about stock options outstanding at December 31, 2002:

		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 12/31/02	Life	Price	at 12/31/02	Price

$12 - $20	338,142	4.12	$19	168,630	$19
22 - 22	50,500	1.02	22	50,500	22
27 - 27	309,000	5.97	27	77,250	27
28 - 32	48,000	8.14	29	48,000	29
37 - 54	541,000	4.12	40	272,250	42
$12 - $54	1,286,642	4.59	$30	616,630	$31

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

6.

SHAREHOLDERS’ EQUITY (Continued)

Savings and Stock Ownership Plan

The Company has registered 3,000,000 shares of Common Stock for use in connection with the LandAmerica Financial Group, Inc. Savings and Stock Ownership Plan. Substantially all of the employees of the Company are eligible to participate in the Plan.

Prior to July 1, 2002, the Company provided the Plan Trustee with funds to purchase shares on the open market to use in matching employee contributions.  After that date, the Company has matched employee contributions in cash.  The level of contributions to the Plan is discretionary and set by the Board of Directors annually.  The number of shares purchased and allocated to employees in 2002, 2001 and 2000 were 184,656, 237,654 and 238,993, respectively, at a cost of $5,470, $7,966 and $7,220, respectively.  Cash contributions by the Company after July 1, 2002 were $3,218.

Deferral Plans

Pursuant to the Company’s Executive Voluntary Deferral Plan and Outside Directors Deferral Plan, executives and directors can defer eligible compensation into deferred stock units or a cash account bearing interest at a fixed rate of return.  Under the terms of the original plans, deferred stock units were settled by a cash payment to the plan participant.  Effective April 24, 2002, the Company amended the deferral plans to provide for the settlement of deferred stock units in the Common Stock of the Company.  A trust has been established to hold the shares of Common Stock to be used to fund payments to executives and directors.  The Company provides the trustee of the Plans with the funds to purchase shares of Common Stock on the open market to match the number of deferred stock units credited to participants’ accounts under the deferral plans.  The aggregate number of shares purchased by the trustee the plans in 2002 was 116,710 at a cost of $3,886.

Series B Preferred Stock

On February 27, 1998, the Company issued 2,200,000 shares of its 7% Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) to Reliance Insurance Company (“RIC”) in connection with the acquisition of Commonwealth Land Title Insurance Company and Transnation Title Insurance Company (the “Acquisition”).  The terms of the Series B Preferred Stock provided for the payment of quarterly cumulative cash dividends at an annual rate of 7% of the stated value of $50.00 per share, or $3.50 per share.

The Series B Preferred Stock was convertible at the option of the holder into shares of Common Stock at a conversion price of $22.80 per share of Common Stock (equivalent to a conversion ratio of approximately 2.193 shares of Common Stock for each share of Series B Preferred Stock or 4,824,561 shares of Common Stock in the aggregate), subject

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

6.

SHAREHOLDERS’ EQUITY (Continued)

to adjustment as described in the terms of the Series B Preferred Stock.  The Series B Preferred Stock was not convertible into shares of Common Stock by RIC and its affiliates until such time as RIC and its affiliates had sold, conveyed or transferred all of the 4,039,473 shares of Common Stock received by RIC from the Company in connection with the Acquisition.

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

Comprehensive Income

The Company has elected to display comprehensive income in the statements of shareholders’ equity, net of reclassification adjustments.  Reclassification adjustments are made to avoid double counting in comprehensive income items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods.

A summary of unrealized gains (losses) and reclassification adjustments, net of tax, of available-for-sale securities for the years ended December 31, 2002, 2001 and 2000 follows:

	2002	2001	2000

Unrealized holding gains (losses) arising during the period	$ 30,724	$ 10,175	$ 26,750
Reclassification adjustment for gains (losses) previously included in other comprehensive income (net of tax expense (benefit) of $551 - 2002; $(186) – 2001 and $(706) – 2000)	1,023	(332)	(1,369)
Adjustment for valuation allowance for deferred tax	-	-	1,696
Net unrealized holding gains (losses) arising during the period	$ 29,701	$ 10,507	$ 26,423

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

7.

STATUTORY FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities.  Combined statutory equity of the Company’s insurance subsidiaries was $545,337 and $451,155 at December 31, 2002 and 2001, respectively. The difference between statutory equity and equity determined on the basis of accounting principles generally accepted in the United States is primarily due to differences between the provision for policy and contract claims included in the accompanying financial statements and the statutory unearned premium reserve, which is calculated in accordance with statutory requirements, and statutory regulations that preclude the recognition of certain assets and limit the recognition of goodwill and deferred income tax assets.  Combined statutory net income of the Company’s primary insurance subsidiaries was $128,169, $79,309 and $17,558 for the years ended December 31, 2002, 2001 and 2000, respectively.

In a number of states, the Company’s insurance subsidiaries are subject to regulations which require minimum amounts of statutory equity and which require that the payment of any extraordinary dividends receive prior approval of the Insurance Commissioners of these states.  An extraordinary dividend is generally defined by various statutes in the state of domicile of the subsidiary insurer.  Under such statutory regulations, net assets of consolidated insurance subsidiaries aggregating $89,018 is available for dividends, loans or advances to the Company during the year 2002.

In addition, the credit agreement with Bank of America (See Note 12) contains certain covenants which would limit future dividend payments by the Company.  Management does not believe, however, that these restrictions will, in the foreseeable future, adversely affect the Company’s ability to pay cash dividends at the current dividend rate.

In 1998, the National Association of Insurance Commissioners adopted codified statutory accounting principles ("Codification").  Codification has changed, to some extent, prescribed statutory accounting practices, and resulted in changes to the accounting practices that the Company’s insurance subsidiaries use to prepare their statutory financial statements.  Most states adopted Codification effective January 1, 2001 with varying degrees of modification.  The combined statutory equity of the Company’s insurance subsidiaries increased $4,686 due to the adoption of Codification on January 1, 2001.

At December 31, 2002, the Company’s insurance subsidiaries had $22,808 on deposit with various estate regulatory agencies.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

8.

INCOME TAXES

The Company files a consolidated federal income tax return with its subsidiaries. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	2002	2001
Deferred tax assets:
Policy and contract claims	$ 49,551	$ 63,369
Pension liability	16,179	6,992
Employee benefit plans	24,823	21,090
Allowance for bad debts	3,871	4,864
Other intangible assets	49,199	57,307
Fixed Assets	-	2,616
Other	2,208	-
Total deferred tax assets	145,831	156,238
Deferred tax liabilities:
Fixed assets	2,172	-
Title plants	7,853	8,910
Capitalized system development costs	1,689	823
Unrealized gains	19,113	3,120
Other	3,121	842
Total deferred tax liabilities	33,948	13,695
Net deferred tax asset	$ 111,883	$ 142,543

A valuation allowance will be established for any portion of a deferred tax asset that management believes may not be realized.  At December 31, 2002 and 2001, no valuation allowance was provided.

The provision for income tax differs from the amount of income tax determined by applying the U.S. statutory income tax rate (35%) to pre-tax income as a result of the following:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

8.

INCOME TAXES (Continued)

	2002	2001	2000

Tax expense (benefit) at federal statutory rate	$ 80,420	$ 32,958	$ (44,848)
Federal tax credits	(675)	-	-
Nontaxable interest	(4,931)	(4,452)	(3,651)
Dividend deductions	(581)	(795)	(863)
Company-owned life insurance	(189)	(654)	(1,176)
Meals and entertainment	2,992	3,421	3,200
State income taxes, net of federal benefit	1,993	1,135	(1,615)
Other, net	1,391	2,286	1,582
Income tax expense	$ 80,420	$ 33,899	$ (47,371)

Taxes paid were $35,342 in 2002, $25,979 in 2001 and $10,400 in 2000.

9.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2002	2001	2000
Numerator:
Net income (loss) – numerator for diluted earnings per share	$ 149,352	$ 60,266	$ (80,766)
Less preferred dividends	-	(145)	(7,700)
Numerator for basic earnings per share	$ 149,352	$ 60,121	$ (88,466)
Denominator:
Weighted average shares – denominator for basic earnings per share	18,438	17,574	13,397
Effect of dilutive securities:
Assumed weighted average conversion of preferred stock	-	852	-
Employee stock options	142	191	-
Denominator for diluted earnings per share	18,580	18,617	13,397
Basic earnings per common share	$8.10	$3.42	$(6.60)
Diluted earnings per common share	$8,04	$3.24	$(6.60)

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

9.

EARNINGS PER SHARE (Continued)

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

Prior to January 1, 1998 the Company had two noncontributory defined benefit retirement plans. Effective January 1, 1999, the plans were merged and amended to change the pension benefit formula to a cash balance formula from the existing benefit calculation based on years of service and average earnings.  Under the amended plan, each participant’s account is credited annually with an amount equal to 2-5% of the participant’s annual compensation based on the participant’s age plus years of credited service.  Additionally,each participant’s account balance will be credited with interest based on the 10-year treasury bond rate published in November preceding the applicable plan year.  Those participants in the plans on December 31, 1998, who met the requirements for early retirement on that date, may elect to receive their retirement benefit under the applicable prior plan or formula.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

10.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$ 214,557	$ 206,545	$ 46,221	$ 45,581
Service cost	8,134	7,438	851	772
Interest cost	14,916	15,167	3,436	3,325
Plan participants’ contributions	-	-	651	580
Plan amendments	693	-	-	-
Actuarial loss (gain)	17,053	6,315	13,652	(355)
Benefits paid	(24,316)	(20,908)	(3,848)	(3,682)
Benefit obligation at end of year	231,037	214,557	60,963	46,221

Change in plan assets:
Fair value of plan assets at beginning of year	193,890	217,224	-	1,760
Actual return on plan assets	(5,715)	(21,762)	-	72
Refund of plan assets	-	-	-	(1,454)
Company contributions	19,300	19,336	-	2,686
Plan participants’ contributions	-	-	-	580
Benefits paid	(24,316)	(20,908)	-	(3,644)
Fair value of plan assets at end of year	183,159	193,890	-	-

Funded status of the plan (underfunded)	(47,878)	(20,667)	(60,963)	(46,221)
Unrecognized net actuarial loss (gain)	68,960	28,229	11,928	(1,275)
Unrecognized transition (asset) obligation	-	-	11,735	12,909
Unrecognized prior service cost	(8,206)	(10,665)	2,111	2,590
Minimum pension liability adjustment	(55,990)	(14,752)	-	-
Accrued benefit cost	$ (43,114)	$ (17,855)	$ (35,189)	$ (31,997)

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Weighted average assumptions as of December 31:
Discount rate	6.75%	7.50%	6.75%	7.50%
Expected return on plan assets	8.50%	9.00%	-	6.00%
Rate of compensation increase	4.63%	4.63%	4.63%	4.63%

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

10.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
Components of net periodic pension cost:
Service cost	$ 8,134	$ 7,438	$ 7,277	$ 851	$ 771	$ 1,131
Interest cost	14,916	15,167	14,576	3,436	3,325	3,194
Expected return on plan assets	(17,963)	(17,415)	(16,773)	-	(91)	(96)
Amortization of unrecognized transition obligation or (asset)	-	(10)	(21)	1,174	1,174	1,174
Prior service cost recognized	(1,766)	(1,842)	(1,842)	478	478	279
Net periodic benefit cost	$ 3,321	$ 3,338	$ 3,217	$ 5,939	$ 5,657	$ 5,682

The assumed health care cost trend rate used to measure the expected cost of covered health care benefits for the Company’s plan was 7.5% for 2001 and 14.0% for 2002 and is assumed to decrease 1.0% per year until 2010 and remain level at 5.5% thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components in 2002	$ 98	$ (89)
Effect on postretirement benefit obligation as of 2002	$ 2,918	$ (2,656)

In the twelve months ended December 31, 2002, two factors affected the Company’s pension plan. Equity markets declined which resulted in a decrease in the fair value of plan assets.  In addition, the discount rate decreased during the year which resulted in an increase in the pension liability.  As a result of these facts, in accordance with Financial Accounting Standards Board (FASB) Statement No. 87, Employer’s Accounting for Pensions, the Company recorded an additional minimum pension liability adjustment of $41.2 million ($26.3 million net of tax) at December 31, 2002.  The adjustment is included in other comprehensive loss and is a direct charge to stockholders’ equity with no effect on net income.  The cumulative minimum pension liability recorded at that date was $56.0 million ($35.7 million net of tax).

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

10.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

The measurement date for both the pension and postretirement benefits valuations was September 30, 2002.

11.

LEASE COMMITMENTS

The Company conducts a major portion of its operations from leased office facilities under operating leases that expire over the next 10 years.  Additionally, the Company leases data processing and other equipment under operating leases expiring over the next five years.

Following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002.

2003	$ 50,567
2004	37,419
2005	23,457
2006	13,575
2007	7,296
Thereafter	6,400
$ 138,714

Rent expense was $63,062, $62,943 and $58,989 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

11.

LEASE COMMITMENTS (Continued)

Company to pay customary operating and repair expenses and to observe certain covenants. This lease contains a renewal option at lease termination and a purchase option at an amount approximating fair market value at lease termination.

Future scheduled minimum lease payments under the non-cancelable operating leases entered into in connection with the sale-leaseback transactions as of December 31, 2002 are as follows:

2003	$ 6,423
2004	6,423
2005	6,423
2006	5,773
2007	4,487
Thereafter	939
Total minimum lease payments	$ 30,468

12.

CREDIT ARRANGEMENTS

On November 7, 1997, the Company entered into a credit agreement with Bank of America, individually and as administrative agent for a syndicate of eleven other banks, pursuant to which a credit facility, in an aggregate principal amount of up to $237,500, was established. The credit facility is a six-year senior unsecured revolving credit facility which will terminate with all outstanding amounts being due and payable November 7, 2003, unless extended as provided in the credit agreement.  At December 31, 2002, the amount due under the credit agreement was $35,500.

Interest accrues on the outstanding principal balance of the loans, at the Company’s option, based upon (i) IBOR (reserve adjusted) for thirty, sixty, ninety or one hundred and eighty days plus a margin determined by the Company’s debt to capitalization ratio, or (ii) Bank of America’s Base Rate as defined in the credit agreement.  In the event of any default, interest on the outstanding principal balance of the loans will accrue at a rate equal to Bank of America’s Base Rate plus two percent (2.0%) per annum.

On August 31, 2001, the Company issued $150,000 of senior notes through a private placement managed by First Union Securities, Inc. and SunTrust Equitable Securities.  The $150,000 was divided into three series with $50,000 due in 2006 and bearing interest at 7.16%, $50,000 due in 2008 and bearing interest at 7.45% and $50,000 due in 2011 and bearing interest at 7.88%.  The fair value of the senior notes at December 31, 2002 and 2001 was approximately $162,000 and $147,000, respectively.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

12.

CREDIT ARRANGEMENTS (Continued)

The proceeds from the private placement were used to repay $150,000 of the debt under the bank revolving credit facility.  The principal amount of the credit facility was reduced to $150,000 of which $114,500 was available at December 31, 2002.

Interest paid was $12,229, $11,020 and $13,255, in 2002, 2001 and 2000, respectively.

13.

PENDING LEGAL PROCEEDINGS

General

The Company and its subsidiaries are involved in certain litigation arising in the ordinary course of their businesses. Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company believes, based on current knowledge, that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Litigation Not in the Ordinary Course of Business

On October 7, 2002, the People of the State of California filed an action (the “Attorney General Suit”) in the Sacramento Superior Court against the Company and its subsidiaries, Lawyers Title Insurance Corporation, Commonwealth Land Title Insurance Company, Commonwealth Land Title Company and Lawyers Title Company (Case No.02AS06111) (collectively, the “Defendants”) alleging that the Defendants (i) failed to escheat unclaimed property to the Controller of the State of California on a timely basis, (ii) charged California home buyers and other escrow customers fees for services which were never performed, or which cost less than the amount charged, and (iii) devised and carried out schemes with financial institutions to receive interest, or monies in lieu of interest, on escrow funds deposited by the Defendants with financial institutions in demand deposits.  A final judgment was entered against the Defendants on October 8, 2002, pursuant to a settlement agreement with the Attorney General of the State of California and the District Attorney and City Attorney of the City and County of San Francisco.  The final judgment provides for (i) injunctive relief, (ii) aggregate cash payments and future discounts to eligible customers of up to $8 million and (iii) a cash payment of $1.6 million for penalties, attorneys’ fees, costs and cy-pres restitution. The Company made the $1.6 million cash payment and has accrued its best estimates of the aggregate cash payments. Discounts on future escrow and title services will be treated as reductions of revenue during the period in which they occur. However, the final judgment is subject to the verification of information provided by the Defendants during settlement negotiations and at this time, no estimate can be made of additional amounts, if any, that may be payable by the Defendants upon the completion of the verification process.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

13.

PENDING LEGAL PROCEEDINGS (Continued)

On or about June 16, 2000, Norman E. Taylor, Connie S. Taylor, Lynne Thompson Jones-Brittle, Colin R. Callaghan and Miriam J. Callaghan (collectively, the “Plaintiffs”) filed a putative class action suit (the “Taylor Suit”) in the Superior Court of Los Angeles, California (Case No. BC 231917) against the Company, Commonwealth Land Title Insurance Company, Commonwealth Land Title Company, Lawyers Title Insurance Corporation and Lawyers Title Company (collectively, the “Defendants”).  The Plaintiffs purport to represent the general public and a class defined in the Third Amended Complaint dated March 20, 2002 (the “Third Amended Complaint”) as “[a]ll persons or entities who, from June 16, 1996 to the present, incident to purchase, sale or refinancing of real property located in California, deposited funds in escrow accounts controlled by the Defendants and were not paid interest on their funds and/or were charged fees for services not rendered by Defendants or excessive fees for the services Defendants performed.”  The Plaintiffs allege in the Third Amended Complaint that the Defendants unlawfully (a) received interest, other credits or payments that served as the functional equivalent of interest, on customer escrow funds; (b) charged and retained fees for preparing and recording reconveyances that they did not prepare or record, and charged and retained excessive fees for other escrow-related services; and (c) swept or converted funds in escrow accounts based upon contrived charges prior to the time the funds escheated or should have escheated to the State of California pursuant to the Unclaimed Property Law.  The Plaintiffs assert claims for relief against the Defendants based on (i) violation of California’s Unfair Business Practices Act, California Business and Professions Code §§ 17200, et. seq.; (ii) violation of California’s Deceptive, False and Misleading Advertising Act, California Business and Professions Code §§ 17500, et. seq.; and (iii) unjust enrichment.  The Plaintiffs seek injunctive relief, restitution of improperly collected charges and interest and the imposition of an equitable constructive trust over such amounts, damages according to proof, punitive damages, costs and expenses, attorneys’ fees, pre- and post-judgment interest and such other and further relief as the Court may deem necessary and proper.  On February 4, 2003, the Court granted the Defendants’ Motion for Judgment on the Pleadings relating to the claims brought on behalf of the general public, thereby limiting the relief that the Plaintiffs may recover to restitution and attorneys’ fees on behalf of the putative class.  The Defendants intend to defend vigorously the Taylor Suit, and at this time no estimate of the amount or range of loss that could result from an unfavorable outcome can be made.

On September 5, 2002, Thomas Branick filed a representative suit on behalf of the general public against Lawyers Title Company (“LTC”), a subsidiary of the Company, in the Los Angeles Superior Court (Case No. BC 2811015).  The complaint pleads causes of action for unfair competition (California Business and Professions Code §§ 17200, et. seq.) and unfair business practices (California Business and Professions Code §§ 17500, et. seq.) and generally alleges that LTC improperly charged its customers for recording documents incident to real estate transactions and overcharged its customers for administrative fees.  Plaintiffs seek injunctive relief and restitution.  On January 3, 2003,

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

13.

PENDING LEGAL PROCEEDINGS (Continued)

the Court (i) granted LTC’s motion to strike portions of the complaint and (ii) sustained LTC’s demurrer, abating the action pending completion of the verification process in the Attorney General Suit and final resolution of the action of the Taylor Suit.  Based on the stay, and the fact that the suit is still in its initial stages, at this time no estimate of the amount or range of loss that could result from an unfavorable outcome can be made.

On May 9, 2000, Romeo Jergess filed a putative class action suit (the “Jergess Suit”) in the United States District Court for the Eastern District of Michigan, Southern Division (Case No. 00-72124) against Transnation Title Insurance Company (“Transnation”), a subsidiary of the Company.  The suit alleges that Transnation’s rate for an owner’s title insurance policy, charged in accordance with rates for new construction filed with the Insurance Bureau of the State of Michigan, are less than the rate paid by the lender for a simultaneously issued lender’s title insurance policy, and that the lower rate paid by the builder/developer for the owner’s policy involves an illegal kickback for a referral and an illegal splitting of fees in violation of the Real Estate Settlement Procedures Act (“RESPA”).  On April 27, 2001, a similar suit was filed by Elaine Miller (the “Miller Suit”) in the same court (Case No. 01-71647) against Lawyers Title Insurance Corporation (“Lawyers Title”), a subsidiary of the Company.  The plaintiffs in both suits seek an unspecified amount of damages equal to three times the amount of the charge for a simultaneously issued lender’s title insurance policy, plus costs, interest and attorneys’ fees.  The Jergess Suit and the Miller Suit were consolidated on July 18, 2002. On December 5, 2002, the court certified a class defined as all individuals who, during the period commencing prior to one year of the filing of the applicable suit and ending on October 30, 2002, purchased a newly constructed one to four family dwelling or condominium and were charged for a lender’s title insurance policy allegedly in violation of RESPA.  On February 12, 2003, the United States Court of Appeals for the Sixth Circuit denied Transnation’s and Lawyers Title’s petitions for an interlocutory appeal of the class certification order.  Transnation and Lawyers Title intend to defend vigorously the consolidated suits.  A trial date has not been set.  At this early stage in the litigation, no estimate can be made of the impact on the Company that could result from an unfavorable outcome at trial.

14.

ACQUISITIONS

On October 31, 2000, the Company acquired all of the outstanding shares of Primis, Inc. (“Primis”). Primis was a web based provider of property information and appraisal services. The acquisition was accounted for by the Company using the “purchase” method of accounting.  The assets and liabilities of Primis were revalued to their respective fair market values.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

14.

ACQUISITIONS (Continued)

Total cost and goodwill recognized in all acquisitions made by the Company were $13,169 and $10,956 in 2002, $16,540 and $15,794 in 2001 and $51,049 and $54,266 in 2000.

15.

IMPAIRMENT AND EXIT AND TERMINATION CHARGES

On August 1, 2000, the Company entered into a joint venture agreement with The First American Corporation contributing certain assets of its wholly-owned subsidiary, Datatrace, creating Data Trace Information Services (“Data Trace”).  The financial statements of the Company reflect Data Trace as an investment in affiliates, included in Other Assets on the balance sheet.  Pursuant to EITF 94-3, the Company recorded exit and termination costs of $3,079 related to the decision to enter into the joint venture, all of which were paid as of December 31, 2001.  These costs relate to exiting certain leases and license and maintenance agreements and to the termination of employees.

Due to continued performance levels below original forecasts, the Company reassessed the carrying value of intangibles associated with the Primis acquisition during the fourth quarter of 2001.  The assessment of the recoverability of intangibles related to the acquisition was based upon an analysis of discounted cash flows.  The discount rate used in determining discounted cash flows was a rate corresponding to the Company’s cost of capital. As a result of this analysis, the carrying value of intangibles was written down. This charge amounted to $40,181 and is included under the caption “Write-off of intangibles and capitalized software” in the Consolidated Statements of Operations.

During the fourth quarter of 2001, the Company determined that it would no longer pursue the development of TitleQuest, its back office title production software, and recorded a non-cash charge of approximately $11,215 relating to the TitleQuest project which is included under the caption “Write-off of intangibles and capitalized software” in the Consolidated Statements of Operations.

In the first quarter of 2002, the Company recorded $3,190 of exit and termination costs related to the closing of certain offices and reduction in workforce of its real estate appraisal operations.  On June 1, 2002, the Company entered into a joint venture agreement with The First American Corporation to combine real estate appraisal operations.  Under the terms of the agreement, the Company contributed its former Primis (currently operating as “OneStop”) residential appraisal production division, which it acquired in 2000, to First American’s eAppraiseIT subsidiary.  In connection with the transaction, the Company exited the residential appraisal production business which had been unprofitable and recorded a second quarter charge of $14,132 for exit, termination and other costs. This amount was comprised of $4,635 related to lease

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

15.

IMPAIRMENT AND EXIT AND TERMINATION CHARGES (Continued)

termination costs, $2,209 related to employee severance costs and $7,288 related to the write down to estimated net realizable value of assets determined not to be redeployable and other miscellaneous exit costs.  The original amount accrued was reduced $3,952 in the fourth quarter of 2002.  This reduction was a result of the favorable settlement of real estate, rental and other obligations.  Of the remaining accrual, $9,400 had been paid as of December 31, 2002, leaving $3,970 which the Company expects to be substantially paid by December 31, 2006.

16.

UNAUDITED QUARTERLY FINANCIAL DATA

Selected quarterly financial information follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Premiums, title search, escrow and other	$ 551,258	$ 604,018	$ 615,415	$ 762,853
Net investment income	12,999	12,791	13,198	14,018
Income before income taxes	26,758	39,679	61,323	102,012
Net income	17,393	25,791	39,860	66,308
Net income per common share	0.94	1.39	2.16	3.64
Net income per common share – assuming dilution	0.93	1.38	2.15	3.61

2001
Premiums, title search, escrow and other	$ 426,096	$ 541,126	$ 528,032	$ 624,220
Net investment income	12,509	12,496	13,049	12,949
Income before income taxes	10,376	44,555	29,295	9,939
Net income	6,641	28,515	18,750	6,360
Net income per common share	0.43	1.58	1.02	0.34
Net income per common share – assuming dilution	0.36	1.54	1.01	0.34

In the fourth quarter of 2001, the Company reassessed the carrying value of intangibles and capitalized software which resulted in net of tax charges to earnings of $32,893.  In the first and second quarter of 2002, the Company recorded exit and termination costs net of tax of $1,680 and $7,010, respectively, related to its Primis operations.

17.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires that the purchase method

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

17.

NEW ACCOUNTING STANDARDS (Continued)

of accounting be used for all business combinations initiated after June 30, 2001 and included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but subject to annual impairment tests.  The Company’s title plants are intangible assets with indefinite lives.

On January 1, 2002, the Company adopted SFAS No. 142 which increased annual net earnings by approximately $6.6 million in 2002.  The Company performed the transitional and annual impairment tests as prescribed in SFAS No. 142.  No impairment charge resulted from these tests.

The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for the periods ended December 31:

	2002	2001	2000

Reported net income	$ 149,352	$ 60,266	$ (80,766)
Less preferred dividends	-	(145)	(7,700)
Reported net income (loss) available to common shareholders	149,352	60,121	(88,466)
Goodwill amortization, net of tax	-	6,592	7,297

Adjusted net income (loss)	$ 149,352	$ 66,713	$ (81,169)

Basic earnings per share:
Reported net income	$ 8.10	$ 3.42	$ (6.60)
Goodwill amortization	0.00	0.38	0.54

Adjusted net income	$ 8.10	$ 3.80	$ (6.06)

Diluted earnings per share:
Reported net income	$ 8.04	$ 3.24	$ (6.60)
Goodwill amortization	0.00	0.35	0.54

Adjusted net income	$ 8.04	$ 3.59	$ (6.06)

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars except per common share amounts)

17.

NEW ACCOUNTING STANDARDS (Continued)

The changes in the net carrying value of goodwill for the year ended December 31, 2002, are as follows:

Balance as of December 31, 2001	$ 190,702
Goodwill acquired	10,956
Goodwill disposed	-

Balance as of December 31, 2002	$ 201,658

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The transition rules of this standard are not applicable since the Company continues to account for stock based compensation under the guidance of APB Opinion 25. See Note 6 in the Notes to Consolidated Financial Statements for further discussion of the Company’s stock based plans.

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for periods after December 31, 2002.  The statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred.  Previously, these liabilities were required to be accrued at the time management committed to an activity.  Costs required to be accrued included but are not limited to termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities or relocate employees.

18.

SUBSEQUENT EVENT

On January 31, 2003, the Company acquired the business operations and assets of New York Land Services, Inc., a title insurance agent.  Total cost of the acquisition was $17,000.  Goodwill associated with the acquisition approximated the cost.

Schedule I

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS

DECEMBER 31, 2002

(In thousands of dollars)

Column A	Column B	Column C	Column D

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheet

Fixed maturities:
Available-for-sale:
Bonds:
United States Government and government agencies and authorities	$ 45,641	$ 49,785	$ 49,785
States, municipalities and political subdivisions	394,971	419,187	419,187
Foreign Government	8,258	8,352	8,352
Public Utilities	50,447	52,524	52,524
All other corporate bonds	325,171	344,583	344,583
Mortgage-backed securities	103,652	108,212	108,212
Preferred stock	9,019	8,851	8,851

Total fixed maturities	$ 937,159	$ 991,494	$ 991,494

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	$ 23,395	$ 23,669	$ 23,669

Total equity securities	$ 23,395	$ 23,669	$ 23,669

Mortgage loans on real estate	$ 1,172	XXX	$ 1,172

Deposits with banks:
Invested cash	$ 183,517	XXX	$ 183,517

Total investments	$ 1,145,243	XXX	$ 1,199,852

Schedule II

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

(In thousands of dollars)

	2002	2001
ASSETS

Fixed maturities available for sale – at fair value (amortized cost: 2002 - $31,218; 2001 - $15, 296)	$ 32,548	$ 15,365
Cash and short term investments	32,999	23,555
Stock of subsidiaries at equity	1,062,038	914,042
Notes receivable other (less allowance for doubtful accounts: 2002 and 2001 - $1,000)	1,698	1,130
Income tax recoverable	-	17,332
Accounts receivable from affiliates	25,119	22,456
Other assets	25,296	19,994

Total Assets	$ 1,179,698	$ 1,013,874

LIABILITIES

Notes payable	$ 185,500	$ 205,500
Federal income tax payable	10,372
Other liabilities	120,206	80,881

Total Liabilities	316,078	286,381

SHAREHOLDERS’ EQUITY

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2002 – 18,348,944; 2001 - 18,583,937	509,540	521,795

Accumulated other comprehensive loss	(198)	(3,647)

Retained earnings	354,278	209,345

Total Shareholders’ Equity	863,620	727,493

Total Liabilities and Shareholders’ Equity	$ 1,179,698	$ 1,013,874

Schedule II

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars)

	2002	2001	2000
REVENUES

Dividends received from consolidated subsidiaries	$ 54,512	$ 32,250	$ 62,602
Management fee from consolidated subsidiaries	13,609	8,381	10,156
Other income	1,541	3,551	7,996

	69,662	44,182	80,754
EXPENSES

Interest expense	12,229	12,548	13,477
Administrative expenses	16,115	8,381	19,064

	28,344	20,929	32,541

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	41,318	23,253	48,213

FEDERAL INCOME TAX BENEFIT	(14,310)	(3,358)	(5,627)

EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF CONSOLIDATED SUBSIDIARIES	93,724	33,655	(134,606)

NET INCOME (LOSS)	$ 149,352	$ 60,266	$ (80,766)

Schedule II

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands of dollars)

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$ 149,352	$ 60,266	$ (80,766)
Undistributed net (income) loss of subsidiaries	(93,724)	(33,655)	134,606
Change in assets and liabilities:
Receivable from affiliates	(2,663)	17,372	(28,490)
Income taxes	26,696	(5,808)	(5,059)
Accounts payable	(1,912)	(16,965)	-
Other	(5,596)	(9,659)	19,319

Net cash provided by operating activities	72,153	11,551	39,610

Cash flows from investing activities:
Cost of fixed maturity securities acquired	(18,714)	(15,429)	(10,413)
Proceeds from sale of fixed maturity securities	2,587	9,430	-
Additional investment in subsidiaries	(9,908)	(4,358)	(35,740)

Net cash used in investing activities	(26,035)	(10,357)	(46,153)

Cash flows from financing activities:
Common shares (retired) issued	(12,255)	5,826	(1,869)
Proceeds from note payable	-	160,000	-
Payments on notes payable	(20,000)	(150,000)	-
Dividends paid	(4,419)	(3,764)	(10,391)

Net cash (used in) provided by financing activities	(36,674)	12,062	(12,260)

Net increase (decrease) in cash	9,444	13,256	(18,803)
Cash at beginning of year	23,555	10,299	29,102

Cash at end of year	$ 32,999	$ 23,555	$ 10,299

Schedule II

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES

Basis of presentation - The accompanying parent company financial statements should be read in conjunction with the Company’s Consolidated Financial Statements.

ITEM 15(a)(3)

INDEX TO EXHIBITS

Exhibit Number

and Applicable

Section of Item 601 of

Regulation S-K

3.1

Articles of Incorporation, incorporated by reference to Exhibit 3A of the Registrant’s Form 10 Registration Statement, as amended, File No.  0-19408.

3.2

Articles of Amendment of the Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-A Registration Statement, filed February 27, 1998, File No.  1-13990.

3.3

Bylaws, incorporated by reference to Exhibit 3B of the Registrant’s Form 10 Registration Statement, as amended, File No.  0-19408.

4.1

Amended and Restated Rights Agreement, dated as of August 20, 1997, between the Registrant and Wachovia Bank, N.A., as Rights Agent, which Amended and Restated Rights Agreement includes an amended Form of Rights Certificate, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated August 20, 1997, File No.  1-13990.

4.2

First Amendment to Amended and Restated Rights Agreement, dated as of December 11, 1997, between the Registrant and Wachovia Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated December 11, 1997, File No.  1-13990.

4.3

Second Amendment to Amended and Restated Rights Agreement, dated as of June 1, 1999, between the Registrant, Wachovia Bank, N.A., as Rights Agent, and State Street Bank and Trust Company, as Successor Rights Agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated June 1, 1999, File No.  1-13990.

4.4

Third Amendment to Amended and Restated Rights Agreement, dated as of July 26, 2000, between the Registrant and State Street Bank and Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated July 26, 2000, File No. 1-13990.

4.5

Form of Common Stock Certificate, incorporated by reference to Exhibit 4.6 of the Registrant’s Form 8-A Registration Statement, filed February 27, 1998, File No.  1-13990.

4.6

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

ITEM 15(a)(3)

INDEX TO EXHIBITS

Exhibit Number

and Applicable

Section of Item 601 of

Regulation S-K

10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

10.1

Lawyers Title Insurance Corporation Deferred Income Plan, incorporated by reference to Exhibit 10C of the Registrant’s Form 10 Registration Statement, as amended, File No.  0-19408.

10.2

Lawyers Title Insurance Corporation Benefit Replacement Plan, incorporated by reference to Exhibit 10M of the Registrant’s Form 10 Registration Statement, as amended, File No.  0-19408.

10.3

Lawyers Title Insurance Corporation Supplemental Pension Plan, incorporated by reference to Exhibit 10B of the Registrant’s Form 10 Registration Statement, as amended, File No.  0-19408.

10.4

Lawyers Title Corporation 1992 Stock Option Plan for Non-Employee Directors, as amended May 21, 1996, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q for the quarter ended June 30, 1996, File No.  1-13990.

10.5

Lawyers Title Insurance Corporation Senior Executive Severance Agreement, incorporated by reference to Exhibit 10G of the Registrant’s Form 10 Registration Statement, as amended, File No.  0-19408.

10.6

Lawyers Title Corporation Change of Control Employment Agreement, incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K for the year ended December 31, 1994, File No.  0-19408.

10.7

Lawyers Title Insurance Corporation Change of Control Employment Agreement, incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K for the year ended December 31, 1994, File No.  0-19408.

10.8

Form of Lawyers Title Corporation Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.18 of the Registrant’s Form 10-K for the year ended December 31, 1994, File No.  0-19408.

10.9

LandAmerica Financial Group, Inc. Benefit Restoration Plan, as amended and restated effective July 1, 1999, incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-K for the year ended December 31, 1999, File No. 1-13990.

10.10

Lawyers Title Corporation Outside Directors Deferral Plan, incorporated by reference to Exhibit 10.24 of the Registrant’s Form 10-K for the year ended December 31, 1994, File No.  0-19408.

10.11

Form of Lawyers Title Insurance Corporation Split-Dollar Life Insurance Agreement and Collateral Assignment, incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-K for the year ended December 31, 1994, File No.  0-19408.

ITEM 15(a)(3)

INDEX TO EXHIBITS

Exhibit Number

and Applicable

Section of Item 601 of

Regulation S-K

10.12

Form of Lawyers Title Corporation Employee Non-Qualified Stock Option Agreement, dated January 7, 1997, with Schedule of Optionees and amounts of options granted, incorporated by reference to Exhibit 10.23 of the Registrant’s Form 10-K for the year ended December 31, 1996, File No.  1-13990.

10.13

Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated March 5, 1998, with Schedule of Optionees and amounts of options granted, incorporated by reference to Exhibit 10.24 of the Registrant’s Form 10-K for the year ended December 31, 1997, File No.  1-13990.

10.14

Form of LandAmerica Financial Group, Inc. 1998 Restricted Stock Agreement, with Schedule of Grantees and number of shares granted, incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-K for the year ended December 31, 1997, File No.  1-13990.

10.15

Agreement Containing Consent Order, dated February 6, 1998, by and between the Registrant and the Federal Trade Commission, incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the year ended December 31, 1997, File No.  1-13990.

10.16

Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated February 16, 1999, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the year ended December 31, 1998, File No. 1-13990.

10.17

LandAmerica Financial Group, Inc. Outside Directors Deferral Plan, as amended and restated April 24, 2002, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002, File No. 1-13990.

10.18

LandAmerica Financial Group, Inc. Executive Voluntary Deferral Plan, as amended and restated effective April 24, 2002, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002, File No. 1-13990.

10.19

Form of LandAmerica Financial Group, Inc. Change of Control Employment Agreement, with Schedule of Officers and Multiplier, incorporated by reference to Exhibit 10.28 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-3990.

10.20

LandAmerica Financial Group, Inc. 1991 Stock Incentive Plan, as amended May 16, 1995, May 21, 1996, November 1, 1996, June 16, 1998, May 18, 1999 and February 23, 2000, incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K for the year ended December 31, 1999, File No. 1-13990.

ITEM 15(a)(3)

INDEX TO EXHIBITS

Exhibit Number

and Applicable

Section of Item 601 of

Regulation S-K

10.21

LandAmerica Financial Group, Inc. 2000 Stock Incentive Plan, as amended February 21, 2001, incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K for the year ended December 31, 2000, File No. 1-13990.

10.22

Non-Qualified Stock Option Agreement, dated January 31, 2000, between the Registrant and Theodore L. Chandler, Jr., incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K for the year ended December 31, 1999, File No. 1-13990.

10.23

Restricted Stock Agreement, dated January 31, 2000, between the Registrant and Theodore L. Chandler, Jr., incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K for the year ended December 31, 1999, File No. 1-13990.

10.24

Change of Control Employment Agreement, dated January 31, 2000, between the Registrant and Theodore L. Chandler, Jr., incorporated by reference to Exhibit 10.34 of the Registrant’s Form 10-K for the year ended December 31, 1999, File No. 1-13990.

10.25

Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated February 23, 2000, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.35 of the Registrant’s Form 10-K for the year ended December 31, 1999, File No. 1-13990.

10.26

Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated May 17, 2000, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.

10.27

Employee Non-Qualified Stock Option Agreement, dated May 17, 2000, between the Registrant and Charles H. Foster, Jr., incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.

10.28

Form of LandAmerica Financial Group, Inc. Amendment to Non-Qualified Stock Option Agreements, dated June 20, 2000, with Schedule of Optionees and Agreements Being Amended, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.

10.29

Form of LandAmerica Financial Group, Inc. Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.

10.30

Revolving Credit Agreement, dated November 7, 1997, between the Registrant and Bank of America National Trust and Savings Association, individually and as Administrative Agent for a syndicate of 11 other financial institutions,

ITEM 15(a)(3)

INDEX TO EXHIBITS

Exhibit Number

and Applicable

Section of Item 601 of

Regulation S-K

incorporated by reference to Exhibit 99 of the Registrant’s Current Report on Form 8-K, dated November 7, 1997, File No. 1-13990.

10.31

First Amendment of Credit Agreement, dated February 19, 1998, by and among the Registrant, Bank of America National Trust and Savings Association and the financial institutions named therein, incorporated by reference to Exhibit 10.36 of the Registrant’s Form 10-K for the year ended December 31, 1999, File No. 1-13990.

10.32

Second Amendment to Credit Agreement, dated December 22, 1999, by and among the Registrant, Bank of America, N.A. and the financial institutions named therein, incorporated by reference to Exhibit 10.37 of the Registrant’s Form 10-K for the year ended December 31, 1999, File No. 1-13990.

10.33

Third Amendment to Credit Agreement, dated December 31, 2000, by and among the Registrant, Bank of America, N.A. and the financial institutions named therein, incorporated by reference to Exhibit 10.42 of the Registrant’s Form 10-K for the year ended December 31, 2000, File No. 1-13990.

10.34

Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated February 20, 2001, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.43 of the Registrant’s Form 10-K for the year ended December 31, 2000, File No. 1-13990.

10.35

Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated December 20, 2001, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.44 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-13990.

10.36

Form of Split-Dollar Life Insurance Agreement, between the Registrant and the named executive officers listed on the attached Schedule, incorporated by reference to Exhibit 10.45 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-13990.

10.37

Form of Modification to Agreement between the Registrant and the named executive officers listed on the attached schedule, incorporated by reference to Exhibit 10.46 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-13990.

10.38

Form of Modification to Agreement, dated as of January 23, 2002, between the Registrant and the named executive officers listed on the attached Schedule, incorporated by reference to Exhibit 10.47 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-13990.

10.39

Form of LandAmerica Financial Group, Inc. 2002 Restricted Stock Agreement, dated December 16, 2002, with Schedule of Grantees and number of shares granted.*

ITEM 15(a)(3)

INDEX TO EXHIBITS

Exhibit Number

and Applicable

Section of Item 601 of

Regulation S-K

11

Statement re: Computation of Earnings Per Share.*

21

Subsidiaries of the Registrant.*

23

Consent of Ernst & Young LLP.*

99.1

Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

99.2

Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

______________

* Filed Herewith