Form 10-Q
period 2003-03-31
LANDAMERICA FINANCIAL GROUP INC
filed 2003-05-12
CIK 877355

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

COMMISSION FILE NO. 1-13990

LANDAMERICA FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1589611 (I.R.S. Employer Identification No.)

101 Gateway Centre Parkway Richmond, Virginia (Address of principal executive offices)	23235-5153 (Zip Code)

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

Yes   X        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X        No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value       18,538,204                         May 8, 2003

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

INDEX

Page No.

PART I.   FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements:

Consolidated Balance Sheets

3

Consolidated Statements of Operations

5

Consolidated Statements of

Cash Flows

6

Consolidated Statements of Changes in

Shareholders’ Equity

7

Notes to Consolidated

Financial Statements

8

Item 2.

Management's Discussion and

Analysis of Financial Condition

and Results of Operations

11

Item 3.

Quantitative and Qualitative Disclosures

about Market Risk

14

Item 4.

Controls and Procedures

14

PART II.  OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

15

Signatures

16

Certifications

17

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

(Unaudited)

ASSETS	March 31, 2003	December 31, 2002

INVESTMENTS:
Fixed maturities available-for-sale - at fair value (amortized cost: 2003 - $982,535; 2002 - $937,159)	$1,036,964	$ 991,494
Equity securities – at fair value (cost: 2003 - $23,984; 2002 - $23,395)	24,218	23,669
Mortgage loans (less allowance for doubtful accounts: 2003 - $93; 2002 - $119)	1,562	1,172
Invested cash	135,027	183,517

Total Investments	1,197,771	1,199,852

CASH	38,496	42,363

NOTES AND ACCOUNTS RECEIVABLE:
Notes (less allowance for doubtful accounts: 2003 - $4,376; 2002 - $4,454)	13,284	10,109
Accounts receivable (less allowance for doubtful accounts: 2003 - $6,198; 2002 - $6,102)	62,799	69,549

Total Notes and Accounts Receivable	76,083	79,658

PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation and amortization: 2003 - $135,138; 2002 - $136,438)	61,844	60,851

TITLE PLANTS	98,897	96,995

GOODWILL	230,255	201,658

DEFERRED INCOME TAXES	107,026	111,883

OTHER ASSETS	122,168	117,572

Total Assets	$1,932,540	$1,910,832

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

(Unaudited)

LIABILITIES	March 31, 2003	December 31, 2002

POLICY AND CONTRACT CLAIMS	$ 583,611	$ 574,467

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	204,916	243,284

FEDERAL INCOME TAXES	21,730	17,549

NOTES PAYABLE	189,740	188,476

OTHER	25,550	23,436

Total Liabilities	1,025,547	1,047,212

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS’ EQUITY

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2003 – 18,487,668; 2002 – 18,348,944	512,137	509,540

Accumulated other comprehensive loss	(130)	(198)

Retained earnings	394,986	354,278

Total Shareholders’ Equity	906,993	863,620

Total Liabilities and Shareholders’ Equity	$ 1,932,540	$ 1,910,832

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(In thousands of dollars except per share amounts)

(Unaudited)

	2003	2002
REVENUES
Title and other operating revenues:
Direct operations	$310,038	$239,420
Agency operations	386,410	311,838

	696,448	551,258

Investment income	13,382	12,829
Gain on sales of investments	2,188	170

	712,018	564,257
EXPENSES
Salaries and employee benefits	191,265	164,741
Agents’ commissions	308,750	247,275
Provision for policy and contract claims	34,308	22,093
Interest expense	3,010	3,217
General, administrative and other	110,077	100,173

	647,410	537,499

INCOME BEFORE INCOME TAXES	64,608	26,758

INCOME TAX EXPENSE
Current	17,767	6,815
Deferred	4,846	2,550

	22,613	9,365

NET INCOME	$ 41,995	$ 17,393

NET INCOME PER COMMON SHARE	$2.30	$0.94

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	18,260	18,529

NET INCOME PER COMMON SHARE ASSUMING DILUTION	$2.28	$0.93

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ASSUMING DILUTION	18,439	18,657

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(In thousands of dollars)

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$41,995	$17,393
Depreciation and amortization	4,128	5,135
Amortization of bond premium	1,382	2,006
Realized investment gains	(2,188)	(170)
Deferred income tax	4,846	2,550
Change in assets and liabilities, net of businesses acquired:
Notes receivable	(3,175)	(349)
Premiums receivable	6,750	9,614
Income taxes receivable/payable	4,181	5,952
Policy and contract claims	9,144	2,578
Accounts payable and accrued expenses	(42,575)	(38,618)
Other	(2,751)	9,240
Net cash provided by operating activities	21,737	15,331
Cash flows from investing activities:
Purchase of property and equipment, net	(4,987)	(5,682)
Purchase of business, net of cash acquired	(28,952)	-
Change in cash surrender value of life insurance	(195)	225
Cost of investments acquired:
Fixed maturities – available-for-sale	(213,762)	(147,723)
Equity securities	(2,973)	-
Proceeds from investment sales or maturities:
Fixed maturities – available-for-sale	172,230	102,516
Equity securities	2,361	-
Change in mortgage loans	(390)	394
Net cash used in investing activities	(76,668)	(50,270)
Cash flows from financing activities:
Proceeds from sale of common shares	2,597	464
Cost of common shares repurchased	-	(1,337)
Dividends paid	(1,287)	(928)
Proceeds from issuance of notes payable	2,773	-
Payments on notes payable	(1,509)	(21,284)
Net cash provided by (used in) financing activities	2,574	(23,085)
Net decrease in cash and invested cash	(52,357)	(58,024)
Cash and invested cash at beginning of period	225,880	168,770
Cash and invested cash at end of period	$173,523	$110,746

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(In thousands of dollars except per share amounts)

(Unaudited)

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amounts	Income (Loss)	Earnings	Equity

BALANCE – December 31, 2001	18,583,937	$ 521,795	$ (3,647)	$ 209,345	$ 727,493

Comprehensive income:
Net income	-	-	-	17,393	17,393
Other comprehensive income, net of tax of $(2,477)
Net unrealized gains on securities	-	-	(4,601)	-	(4,601)
					12,792
Common stock retired	(48,800)	(1,337)	-	-	(1,337)
Stock option and incentive plans	17,712	464	-	-	464
Common dividends ($0.05/share)	-	-	-	(928)	(928)

BALANCE – March 31, 2002	18,552,849	$ 520,922	$ (8,248)	$ 225,810	$ 738,484

BALANCE – December 31, 2002	18,348,944	$ 509,540	$ (198)	$ 354,278	$ 863,620

Comprehensive income:
Net income	-	-	-	41,995	41,995
Other comprehensive income, net of tax of $37
Net unrealized gains on securities	-	-	68	-	68
					42,063
Common stock retired	-	-	-	-	-
Stock option and incentive plans	138,724	2,597	-	-	2,597
Common dividends ($0.07/share)	-	-	-	(1,287)	(1,287)

BALANCE – March 31, 2003	18,487,668	$ 512,137	$ (130)	$ 394,986	$ 906,993

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars except per share amounts)

1.

Interim Financial Information

The unaudited consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934. This report should be read in conjunction with the aforementioned Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of this information have been made.  The results of operations for the interim periods are not necessarily indicative of results for a full year.

2.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2003	2002
Numerator:
Net income – numerator for basic and diluted earnings per share	$41,995	$17,393

Denominator:
Weighted average shares – denominator for basic earnings per share	18,260	18,529

Effect of dilutive securities:
Employee stock options	179	128

Denominator for diluted earnings per share	18,439	18,657

Basic earnings per common share	$2.30	$0.94

Diluted earnings per common share	$2.28	$0.93

3.

Shareholders’ Equity

Pro forma information regarding net income and earnings per share is required by the Financial Accounting Standards Board (FASB) Statements of Financial Accounting Standards No. (SFAS) 123, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

The following pro forma information shows the Company’s net income and earnings per basic and diluted share:

	Three Months Ended March 31,
	2003	2002

Net income, as reported	$41,995	$17,393
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(387)	(781)

Pro forma net income	$41,608	$16,612

Earnings per share:
Basic – as reported	$2.30	$0.94
Basic – pro forma	$2.28	$0.90

Diluted – as reported	$2.28	$0.93
Diluted – pro forma	$2.26	$0.89

4.

Commitments and Contingencies

For additional information, see Legal Proceedings on pages 15 through 17 and Pending Legal Proceedings on pages F-31 through F-33 of the Form 10-K for the year ended December 31, 2002.

5.

Variable Interest Entities

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation).  The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.

The Company is currently evaluating the effects of the issuance of the Interpretation on the accounting for its ownership interest in joint ventures, partnerships, tax advantaged investments and guaranties but does not expect the Interpretation to have a material effect on the financial statements.

6.

Subsequent Event

On April 25, 2003, the Company entered into an agreement to purchase Orange County Bancorp and its wholly owned subsidiary, Centennial Bank, for $27,600.  The transaction, which is subject to regulatory approval, is anticipated to close in the fourth quarter of 2003.

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations

Operating Revenues

In the first quarter of 2003 the Company reported operating revenues of $696.4 million which was a 26.3% increase from the $551.3 million reported in the first quarter of 2002.  The improvement in 2003 compared to 2002 resulted from a favorable mortgage interest rate environment which resulted in continued strength in residential refinancings and home sales.  Direct revenues increased 29.5% and agency revenues increased 23.9% in the first quarter of 2003 compared to the first quarter of 2002.  Orders opened in Company branch offices totaled 374,000 in the first quarter of 2003, an increase of 57.4% from the 237,600 opened in the first quarter of 2002.

Investment Income

Investment income reported was $13.4 million and $12.8 million in the first quarter of 2003 and 2002, respectively.  The amount reported in the 2003 quarter reflects earnings on a larger average investment base offset by lower yields compared to the 2002 quarter.

Expenses

Operating expenses for the first quarter of 2003 were $647.4 million compared to $537.5 in the first quarter of 2002.  Overall expenses increased almost 6% less than revenues did in the first quarter of 2003 compared to the same period of 2002.

Commissions increased $61.5 million or 24.9% resulting from the increase in agency revenue levels of $74.6 million and an increase in effective commission rates from 79.3% to 79.9%.

Salary and related expenses increased 16.2% from $164.7 million in the first quarter of 2002 to $191.3 in the first quarter of 2003.  The largest contributor to this increase was increased levels of incentive compensation of $14.0 million related to the production of increased revenue in the first quarter of 2003 compared to the same period of 2002.  Salary also increased approximately $11.0 million due to an increase in the average staffing levels required to handle the increased revenue volumes.

Other operating expenses increased from $100.2 million in the first quarter of 2002 to $110.1 million in the 2003 comparable period.  Increases in these expenses primarily included revenue volume related items.

The provision for policy and contract claims increased from $22.1 million in the first quarter of 2002 to $34.3 million in the first quarter of 2003.  The increase was due to increased revenues and an increase in the accrual rate.

Net Income

The Company reported net income of $42.0 million, or $2.28 per diluted share, for the first quarter of 2003 compared to $17.4 million, or $0. 93 per diluted share, for the comparable quarter of 2002.

The first quarter of 2002 included after tax charges of $2.1 million, or $0.11 per diluted share, related primarily to office closures and restructuring of its OneStop operations.

Liquidity and Capital Resources

Cash provided by operations for the three months ended March 31, 2003 was $21.7 million.  As of March 31, 2003, the Company held cash and invested cash of $173.5 million, fixed maturity securities of $1.0 billion and equity investments of $24.2 million.

In February 2003, the Board of Directors approved a program allocating $40.0 million to repurchase up to 1.25 million shares or 7% of the Company’s outstanding shares of common stock over the following twelve months.  At March 31, 2003, no shares had been repurchased under the program.

On April 25, 2003, the Company entered into an agreement to purchase Orange County Bancorp and its wholly owned subsidiary, Centennial Bank, for $27,600.  The transaction, which is subject to regulatory approval, is anticipated to close in the fourth quarter of 2003.

In view of the historical ability of the Company to generate strong, positive cash flows, and the strong cash position and relatively conservative capitalization structure of the Company, management believes that the Company will have sufficient liquidity and adequate capital resources to meet both its short- and long-term capital needs.  In addition, the Company has $114.5 million available under a credit facility which was unused at March 31, 2003.

Interest Rate Risk

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  For investment securities, the table presents principal cash flows and related weighted interest rates by expected maturity dates.  Actual cash flows could differ from the expected amounts.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate
(dollars in thousands)
	2003	2004	2005	2006	2007	2008 and after	Total	Fair Value

Assets:
Taxable available-for-sale securities:
Book value	$ 27,453	$ 24,180	$ 49,295	$ 45,295	$ 55,914	$ 374,194	$ 576,331	$ 607,595
Average yield	5.75%	5.55%	6.35%	5.48%	4.60%	5.59%

Non-taxable available-for-sale securities:
Book value	5,766	21,032	26,499	14,800	18,269	314,071	400,437	423,623
Average yield	4.17%	3.82%	4.50%	4.47%	4.14%	3.47%

Preferred stock:
Book value	-	-	-	-	-	5,767	5,767	5,746
Average yield	-	-	-	-	-	2.47%

The Company also has long-term debt of $189.7 million bearing weighted-average interest at 6.45% as of March 31, 2003. A 0.25% change in the interest rate would affect income before income taxes by approximately $0.5 million annually.

Forward-Looking and Cautionary Statements

Certain information contained in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933and Section 21E of the Securities Exchange Act of 1934.  Among other things, these statements relate to the financial condition, results of operation and business of the Company.  In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in its reports to shareholders. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.  These forward-looking statements involve certain risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Further, any such statement is specifically qualified in its entirety by the cautionary statements set forth in the following paragraph.

In connection with the title insurance industry in general, factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include the following: (i) the costs of producing title evidence are relatively high, whereas premium revenues are subject to regulatory and competitive restraints; (ii) real estate activity levels have historically been cyclical and are influenced by such factors as interest rates and the condition of the overall economy; (iii) the value of the Company’s investment portfolio is subject to fluctuation based on similar factors; (iv) the title insurance industry may be exposed to substantial claims by large classes of claimants and (v) the industry is regulated by state laws that require the maintenance of minimum levals of capital and surplus and that restrict the amount of dividends that may be paid by the Company’s insurance subsidiaries without prior regulatory approval.

The Company cautions that the foregoing list of important factors is not exclusive.  The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 3.

Quantitative and Qualitative Disclosures

about Market Risk

The information required by this Item is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk” in Part I, Item 2 of this report.

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission.  Within the 90 day period prior to the filing of this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their last evaluation.

PART II.  OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

a)

Exhibits

Exhibit No.                            Document

11

Statement re:  Computation of Earnings Per Share.

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

Date:      May 12, 2003

    /s/ Charles Henry Foster, Jr.

  Charles Henry Foster, Jr.

  Chairman and Chief Executive Officer

Date:       May 12, 2003

    /s/ G. William Evans

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

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003

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

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003

/s/ G. William Evans

G. William Evans

Chief Financial Officer

EXHIBIT INDEX

No.

Description

11

Statement Re:  Computation of Earnings Per Share

99.1

Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2

Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350