Form 10-Q
period 2003-06-30
LANDAMERICA FINANCIAL GROUP INC
filed 2003-08-13
CIK 877355

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Yes   X        No  ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X        No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, No Par Value       18,619,755                          August 8, 2003

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

about Market Risk

14

Item 4.

Controls and Procedures

14

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

15

Item 4.

Submission of Matters to a Vote of Security Holders

15

Item 6.

Exhibits and Reports on Form 8-K

16

Signatures

17

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

(Unaudited)

ASSETS	June 30, 2003	December 31, 2002

INVESTMENTS:
Fixed maturities available-for-sale - at fair value (amortized cost: 2003 - $1,002,771; 2002 - $937,159)	$1,071,484	$ 991,494
Equity securities – at fair value (cost: 2003 - $24,403; 2002 - $23,395)	27,588	23,669
Mortgage loans (less allowance for doubtful accounts: 2003 - $97; 2002 - $119	1,575	1,172
Invested cash	246,113	183,517

Total Investments	1,346,760	1,199,852

CASH	44,728	42,363

NOTES AND ACCOUNTS RECEIVABLE:
Notes (less allowance for doubtful accounts: 2003 - $4,365; 2002 - $4,454)	12,377	10,109
Accounts receivable (less allowance for doubtful accounts: 2003 - $6,311; 2002 - $6,102)	73,940	69,549

Total Notes and Accounts Receivable	86,317	79,658

PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation and amortization: 2003 - $138,902; 2002 - $136,438)	64,753	60,851

TITLE PLANTS	99,216	96,995

GOODWILL	214,134	201,658

DEFERRED INCOME TAXES	105,085	111,883

OTHER ASSETS	137,535	117,572

Total Assets	$2,098,528	$1,910,832

See Notes to Consolidated Financial Statements

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

(Unaudited)

LIABILITIES	June 30, 2003	December 31, 2002

POLICY AND CONTRACT CLAIMS	$606,841	$574,467

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	245,788	243,284

FEDERAL INCOME TAXES	48,932	17,549

NOTES PAYABLE	189,555	188,476

OTHER	25,558	23,436

Total Liabilities	1,116,674	1,047,212

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS’ EQUITY

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2003 – 18,599,255; 2002 – 18,348,944	515,123	509,540

Accumulated other comprehensive income (loss)	11,042	(198)

Retained earnings	455,689	354,278

Total Shareholders’ Equity	981,854	863,620

Total Liabilities and Shareholders’ Equity	$2,098,528	$1,910,832

See Notes to Consolidated Financial Statements

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(In thousands of dollars except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES
Title and other operating revenues:
Direct operations	$382,888	$254,618	$692,926	$494,038
Agency operations	451,438	349,400	837,848	661,238
	834,326	604,018	1,530,774	1,155,276
Investment income	12,993	12,984	26,375	25,813
Gain (loss) on sale of investments	983	(193)	3,171	(23)
	848,302	616,809	1,560,320	1,181,066
EXPENSES
Salaries and employee benefits	211,881	158,916	403,146	323,303
Agents’ commissions	362,011	276,680	670,761	523,955
Provision for policy and contract claims	49,301	24,346	83,609	46,439
Interest expense	3,038	3,074	6,048	6,291
Exit and termination costs	(532)	14,132	(532)	17,322
General, administrative and other	126,472	99,982	236,549	197,319
	752,171	577,130	1,399,581	1,114,629
INCOME BEFORE INCOME TAXES	96,131	39,679	160,739	66,437

INCOME TAX EXPENSE (BENEFIT)
Current	38,329	16,445	56,096	23,246
Deferred	(4,201)	(2,557)	64	7
	34,128	13,888	56,741	23,253
NET INCOME	$62,003	$25,791	$103,998	$43,184

NET INCOME PER COMMON SHARE	$3.38	$1.39	$5.68	$2.33

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	18,370	18,536	18,320	18,532

NET INCOME PER COMMON SHARE ASSUMING DILUTION	$3.33	$1.38	$5.62	$2.31

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ASSUMING DILUTION	18,593	18,719	18,509	18,688

See Notes to Consolidated Financial Statements

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(In thousands of dollars)

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$103,998	$43,184
Depreciation and amortization	9,293	9,693
Amortization of bond premium	2,917	1,365
Realized investment (gains) losses	(3,171)	23
Deferred income tax	645	7
Change in assets and liabilities, net of businesses acquired:
Notes receivable	(2,230)	(315)
Premiums receivable	(4,391)	8,337
Income taxes receivable/payable	31,383	12,640
Policy and contract claims	32,374	6,663
Accounts payable and accrued expenses	(3,597)	(1,861)
Other	(2,216)	(5,510)
Net cash provided by operating activities	165,005	74,226
Cash flows from investing activities:
Purchase of property and equipment, net	(11,952)	(9,100)
Purchase of business, net of cash acquired	(29,743)	-
Change in cash surrender value of life insurance	(1,738)	2,848
Cost of investments acquired:
Fixed maturities – available-for-sale	(323,665)	(245,008)
Equity securities	(4,866)	-
Proceeds from investment sales or maturities:
Fixed maturities – available-for-sale	264,341	208,201
Equity securities	3,907	-
Change in mortgage loans	(403)	508
Net cash used in investing activities	(104,119)	(42,551)
Cash flows from financing activities:
Proceeds from sale of common shares	8,283	1,473
Cost of common shares repurchased	(2,700)	(4,753)
Repayment of cash surrender value loan	-	(6,966)
Dividends paid	(2,587)	(1,857)
Proceeds from issuance of notes payable	2,873	472
Payments on notes payable	(1,794)	(21,354)
Net cash provided by (used in) financing activities	4,075	(32,985)
Net increase (decrease) in cash and invested cash	64,961	(1,310)
Cash and invested cash at beginning of period	225,880	168,770
Cash and invested cash at end of period	$290,841	$167,460
Cash and invested cash at end of period

See Notes to Consolidated Financial Statements

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(In thousands of dollars except per share amounts)

(Unaudited)

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amounts	Income (Loss)	Earnings	Equity

BALANCE – December 31, 2001	18,583,937	$521,795	$(3,647)	$209,345	$727,493

Comprehensive income:
Net income	-	-	-	43,184	43,184
Other comprehensive income, net of tax of $4,887
Net unrealized gain on securities	-	-	9,075	-	9,075
					52,259
Common stock retired	(154,600)	(4,753)	-	-	(4,753)
Stock options and incentive plans	53,497	1,473	-	-	1,473
Common dividends ($0.10/share)	-	-	-	(1,857)	(1,857)

BALANCE – June 30, 2002	18,482,834	$518,515	$5,428	$250,672	$774,615

BALANCE – December 31, 2002	18,348,944	$509,540	$(198)	$354,278	$863,620

Comprehensive income:
Net income	-	-	-	103,998	103,998
Other comprehensive income, net of tax of $6,052
Net unrealized gains on securities	-	-	11,240	-	11,240
					115,238
Common stock retired	(62,000)	(2,700)	-	-	(2,700)
Stock options and incentive plans	312,311	8,283	-	-	8,283
Common dividends ($0.14/share)	-	-	-	(2,587)	(2,587)

BALANCE – June 30, 2003	18,599,255	$515,123	$11,042	$455,689	$981,854

See Notes to Consolidated Financial Statements

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

2.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net income – numerator for diluted earnings per share	$62,003	$25,791	$103,998	$43,184

Denominator:
Weighted average shares – denominator for basic earnings per share	18,370	18,536	18,320	18,532

Effect of dilutive securities:
Employee stock options	223	183	189	156

Denominator for diluted earnings per share	18,593	18,719	18,509	18,688

Basic earnings per common share	$3.38	$1.39	$5.68	$2.33

Diluted earnings per common share	$3.33	$1.38	$5.62	$2.31

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

The following pro forma information shows the Company’s net income and earnings per basic and diluted share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income, as reported	$62,003	$25,791	$103,998	$43,184
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(304)	(659)	(691)	(1,440)

Pro forma net income	$61,699	$25,132	$103,307	$41,744

Earnings per share:
Basic – as reported	$3.38	$1.39	$5.68	$2.33
Basic – pro forma	$3.36	$1.36	$5.64	$2.25

Diluted – as reported	$3.33	$1.38	$5.62	$2.31
Diluted – pro forma	$3.32	$1.34	$5.58	$2.23

4.

Commitments and Contingencies

For additional information, see Pending Legal Proceedings on pages F-31, F-32 and F-33 and Legal Proceedings on pages 15, 16 and 17 of the Form 10-K for the fiscal year ended December 31, 2002, and Legal Proceedings on page 15 of this Form 10-Q.

5.

Exit and Termination Costs

On June 1, 2002, the Company entered into a joint venture agreement with The First American Corporation and combined its real estate valuation operations.  Under the terms of the agreement, the Company contributed its former Primis residential appraisal production division, which it acquired in 2000, to First American’s eAppraiseIT subsidiary.  In connection with the transaction, the Company exited the residential appraisal production business, which had been unprofitable, and recorded a second quarter charge of $14,132 for exit, termination and other costs. This amount was comprised of $4,635 related to lease termination costs, $2,209 related to employee severance costs and a $7,288 write down to estimated net realizable value of assets determined not to be redeployable and other miscellaneous exit costs. Additionally, in the first quarter of 2002, the Company recorded $3,190 of exit and termination costs related to the closing of certain offices and reduction in workforce of its real estate valuation operations.  The original amount accrued was reduced by $3,952 in the fourth quarter of 2002, and $532 in the first and second quarters of 2003.  These reductions were the result of the favorable settlement of real estate, rental and other obligations.  Of the remaining accrual, $10,256 had been paid as of June 30, 2003, leaving $2,582 which the Company expects to be substantially paid by December 31, 2006.

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

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations

Operating Revenues

Operating revenues for the second quarter of 2003 were $834.3 million compared to $604.0 million in the second quarter of 2002, an increase of 38.1%. Direct revenues increased 50.4% and agency revenues increased 29.2% in the second quarter of 2003 compared to the same period in 2002. The direct revenue improvement reflected a continued increase in the second quarter of 2003 from the already high level of refinancing transactions experienced in the second quarter of 2002. The year over year increase in agency revenue is not as high as the increase in direct revenue due to the typical industry time lag in agents’ reporting business they have written.

Year to date operating revenues for the period ended June 30, 2003 increased 32.6% over the comparable period of 2002. The factors discussed under the quarterly discussion above also affected the first six months of 2003 compared to the same period of 2002, with direct revenues increasing 40.2% and agency revenues increasing 26.7%.

Direct orders opened in company offices totaled 453,500 and 827,500 in the second quarter and first half of 2003, respectively, compared to 240,200 and 477,800 in the comparable periods of 2002. Direct orders closed in company offices totaled 320,400 and 577,600 in the second quarter and first half of 2003 compared to 177,300 and 361,300 in the comparable periods of 2002.  The improvement in 2003 compared to 2002 resulted from the favorable mortgage interest rate environment which strengthened residential refinancings.

Investment Income

Investment income reported for the first six months of 2003 and 2002 was $26.4 million and $25.8 million, respectively.  The amount reported in 2003 reflects earnings on a larger average investment base offset by lower yields compared to 2002.

Operating Expenses

Operating expenses were $752.2 million in the second quarter of 2003 compared to $577.1 million in the second quarter of 2002.  Operating expenses in the 2002 period included a one-time charge of $14.1 million for exit and termination costs.  This increase of $175.1 million was primarily composed of $85.3 million in agents’ commissions resulting from the increase in agency revenue levels and an increase in effective commission rates from 79.2% to 80.2%.  The provision for losses increased $25.0 million.  The increase was due to the increase in revenue and a higher provision rate in the second quarter of 2003.  The higher provision rate resulted from a higher loss development pattern than had been anticipated for the 2000 and 2001 policy years.  Salaries and employee benefits increased $53.0 million and general, administrative and other increased $26.0 million in the second quarter of 2003 over 2002.  These increases were largely related to increased business volume in 2003 compared to 2002.

Operating expenses were $1.4 billion in the first half of 2003 compared to $1.1 billion in the first half 2002.  Operating expenses in the 2002 period included one-time charges of $17.3 million for exit and termination costs.  This increase of $285.0 million was composed primarily of an increase of $146.8 million in agents’ commissions.  Salaries and employee benefits increased $79.8 million, the provision for policy and contract claims increased $37.2 million and general, administrative and other increased $38.7 million in the second quarter of 2003 over 2002.  The factors discussed under the quarterly discussion above also affected the first six months of 2003 compared to the same period in 2002.

Effective May 31, 2002, the Company entered into a joint venture with the First American Corporation, contributing its appraisal production division to the venture.  In connection with this transaction, the Company recorded a one-time charge of $14.1 million as discussed in footnote 5 of the Notes to Consolidated Financial Statements above.

Net Income

The Company recorded net income of $62.0 million or $3.33 per diluted share in the second quarter of 2003, compared to $25.8 million or $1.38 per diluted share in the second quarter of 2002.  On a pretax basis, the 2002 quarter was negatively impacted by a $14.1 million charge for exit and termination costs.

For the first six months of 2003 the Company recorded net income of $104.0 million or $5.62 per diluted share, compared to $43.2 million or $2.31 per diluted share recorded in the first six months of 2002.  On a pretax basis, the 2002 period reflected $17.3 million for exit and termination costs.

Liquidity and Capital Resources

Cash provided by operations in the six month periods ended June 30, 2003 and 2002 was $165.0 million and $74.2 million, respectively.  As of June 30, 2003, the Company held cash and invested cash of  $290.8 million, fixed maturity securities of $1.1 billion and equity investments of $27.6 million.

In February 2003 the board of directors approved a program allocating $40.0 million to repurchase up to 1.25 million shares or 7% of the Company’s outstanding stock over the following twelve months.  Through June 30, 2003, 62,000 shares at a cost of $2.7 million had been repurchased.

On April 25, 2003, the Company entered into an agreement to purchase Orange County Bancorp and its wholly owned subsidiary, Centennial Bank, for $27,600.  The transaction, which is subject to regulatory approval, is anticipated to close in the fourth quarter of 2003.

In view of the historic ability of the Company to generate strong, positive cash flows and its strong cash position and relatively conservative capitalization structure, management believes that the Company will have sufficient liquidity and adequate capital resources to meet both its short- and long-term capital needs.  In addition, the Company had $114.5 million available under a credit facility which was unused at June 30, 2003.

Interest Rate Risk

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  For investment securities, the table presents principal cash flows and related weighted interest rates by expected maturity dates.  Actual cash flows could differ from the expected amounts.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate
(dollars in thousands)
	2003	2004	2005	2006	2007	2008 and after	Total	Fair Value

Assets:
Taxable available-for-sale securities:
Book value	$12,347	$20,365	$55,717	$44,767	$52,623	$404,980	$590,799	$629,628
Average yield	5.45%	5.41%	5.68%	5.49%	5.35%	5.17%	5.27%

Non-taxable available-for-sale securities:
Book value	4,216	20,466	21,262	14,772	18,237	327,188	406,141	435,978
Average yield	3.99%	3.80%	4.40%	4.48%	4.56%	4.49%	4.45%

Redeemable preferred stock:
Book value	-	-	-	-	-	5,831	5,831	5,878
Average yield	-	-	-	-	-	2.56%

The Company also has long-term debt of $189.6 million bearing weighted average interest at 6.46% at June 30, 2003.  A .25% change in the interest rate would affect income before income taxes by approximately $0.5 million annually.

Forward-Looking and Cautionary Statements

Certain information contained in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Among other things, these statements relate to the financial condition, results of operation and business of the Company.  In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in its reports to shareholders. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.  These forward-looking statements involve certain risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Further, any such statement is specifically qualified in its entirety by the cautionary statements set forth in the following paragraph.

In connection with the title insurance industry in general, factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include the following: (i) the costs of producing title evidence are relatively high, whereas premium revenues are subject to regulatory and competitive restraints; (ii) real estate activity levels have historically been cyclical and are influenced by such factors as interest rates and the condition of the overall economy; (iii) the value of the Company’s investment portfolio is subject to fluctuation based on similar factors; (iv) the title insurance industry may be exposed to substantial claims by large classes of claimants and (v) the industry is regulated by state laws that require the maintenance of minimum levels of capital and surplus and that restrict the amount of dividends that may be paid by the Company’s insurance subsidiaries without prior regulatory appro val.

The Company cautions that the foregoing list of important factors is not exclusive.  The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 3.

Quantitative and Qualitative Disclosures

about Market Risk

The information required by this Item is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk” in Item 2 of this report.

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission.  As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that could materially affect, or are reasonably likely to materially affect, internal controls subsequent to the date of their last evaluation.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

With respect to the Attorney General Suit reported in the Company's Form 10-K for the year ended December 31, 2002, the verification process has been completed with no change in the amounts payable by the Company and its subsidiaries under the settlement agreement approved in the final judgment previously entered by the Sacramento Superior Court.

With respect to the Taylor Suit, also reported in the Company's Form 10-K for the year ended December 31, 2002, on May 23, 2003, the parties reached a settlement on materially the same terms as the settlement reached in the Attorney General Suit, but providing for additional cash payments and future discounts to customers and a cash payment of plaintiffs' attorneys' fees and costs.  Management believes the additional amounts payable under the settlement reached in the Taylor Suit are not material.  The parties are in the process of documenting the settlement, which will be subject to court approval.

The settlement of the Attorney General Suit provides, and the settlement of the Taylor Suit will provide, that they do not constitute an admission of liability or wrongdoing by the Company or any of its subsidiaries.

Item 4.

Submission of Matters to a Vote of Security Holders

a)

The Annual Meeting of Shareholders of the Company (the “Meeting”) was held on May 20, 2003.

c)

At the Meeting, the shareholders elected three directors to serve three-year terms. The voting with respect to each nominee was as follows:

Nominee	Term	Votes For	Votes Withheld	Broker Non-Votes

Janet A. Alpert	3	15,482,349	373,019	0
Michael Dinkins	3	15,078,598	776,770	0
John P. McCann	3	15,448,036	407,332	0

The terms of office of the following directors continued after the meeting: Robert F. Norfleet, Jr., Julious P. Smith, Jr., Thomas G. Snead, Jr., Eugene P. Trani, Theodore L. Chandler, Jr., Charles H. Foster, Jr., Robert T. Skunda and Marshall B. Wishnack.

No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.

Exhibits and Reports on Form 8-K

a)

Exhibits

Exhibit No.                            Document

10.1

Senior Management Compensation Program Shared Resources for Executive Officers

11

Statement Re:  Computation of Earnings Per Share

31.1

Rule 13a-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer

32.1

Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2

Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

b)

Reports on Form 8-K

Form 8-K, dated April 23, 2003 and filed April 24, 2003, reporting under Item 12 that the Company issued a press release reporting its financial results for the quarter ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDAMERICA FINANCIAL GROUP, INC.

  (Registrant)

Date:      August 13, 2003

 /s/ Charles H. Foster, Jr.

  Charles H. Foster, Jr.

  Chairman and Chief Executive Officer

Date:       August 13, 2003

 /s/ G. William Evans

  G. William Evans

  Chief Financial Officer

EXHIBIT INDEX

Exhibit

   No.

Document

10.1

Senior Management Compensation Program Shared Resources for Executive Officers

11

Statement Re: Computation of Earnings Per Share

31.1

Rule 13a-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer

32.1

Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2

Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

18