Form 10-Q
period 2003-09-30
LANDAMERICA FINANCIAL GROUP INC
filed 2003-11-12
CIK 877355

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

COMMISSION FILE NO. 1-13990

LANDAMERICA FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1589611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Gateway Centre Parkway Richmond, Virginia	23235-5153
(Address of principal executive offices)	(Zip Code)

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

Yes   X        No  ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X        No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, No Par Value       18,622,517                     November 10, 2003

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

INDEX

Page No.

PART I.   FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements:

Consolidated Balance Sheets

3

Consolidated Statements of Operations

5

Consolidated Statements of Cash Flows

6

Consolidated Statements of Changes in

Shareholders’ Equity

7

Notes to Consolidated Financial Statements

8

Item 2.

Management's Discussion and

Analysis of Financial Condition

and Results of Operations

12

Item 3.

Quantitative and Qualitative Disclosures

about Market Risk

16

Item 4.

Controls and Procedures

16

PART II.  OTHER INFORMATION

Item 5.

Other Information

17

Item 6.

Exhibits and Reports on Form 8-K

17

Signatures

19

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

(Unaudited)

ASSETS	September 30, 2003	December 31, 2002

INVESTMENTS:
Fixed maturities available-for-sale - at fair value (amortized cost: 2003 - $927,056; 2002 - $937,159)	$979,932	$991,494
Equity securities – at fair value (cost: 2003 - $25,244; 2002 - $23,395)	30,301	23,669
Mortgage loans (less allowance for doubtful accounts: 2003 - $164; 2002 - $119)	1,536	1,172
Invested cash	338,303	183,517

Total Investments	1,350,072	1,199,852

CASH	36,281	42,363

NOTES AND ACCOUNTS RECEIVABLE:
Notes (less allowance for doubtful accounts: 2003 - $2,540; 2002 - $4,454)	13,204	10,109
Accounts receivable (less allowance for doubtful accounts: 2003 - $7,153; 2002 - $6,102)	74,405	69,549

Total Notes and Accounts Receivable	87,609	79,658

PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation and amortization: 2003 - $145,737; 2002 - $136,438)	70,677	60,851

TITLE PLANTS	101,370	96,995

GOODWILL	238,672	201,658

DEFERRED INCOME TAXES	110,315	111,883

OTHER ASSETS	162,439	117,572

Total Assets	$2,157,435	$1,910,832

See accompanying notes.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

(Unaudited)

LIABILITIES	September 30, 2003	December 31, 2002

POLICY AND CONTRACT CLAIMS	$631,581	$574,467

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	236,347	236,612

FEDERAL INCOME TAXES	29,891	17,549

NOTES PAYABLE	188,848	188,476

OTHER	35,169	30,108

Total Liabilities	1,121,836	1,047,212

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS’ EQUITY

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2003 – 18,619,755; 2002 – 18,348,944	516,382	509,540

Accumulated other comprehensive income (loss)	1,963	(198)

Retained earnings	517,254	354,278

Total Shareholders’ Equity	1,035,599	863,620

Total Liabilities and Shareholders’ Equity	$2,157,435	$1,910,832

See accompanying notes.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(In thousands of dollars except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES
Title and other operating revenues:
Direct operations	$410,861	$283,397	$1,103,787	$777,435
Agency operations	479,420	332,018	1,317,268	993,256
	890,281	615,415	2,421,055	1,770,691
Investment income	12,661	13,214	39,036	39,027
Gain (loss) on sale of investments	3,865	(16)	7,036	(39)
	906,807	628,613	2,467,127	1,809,679
EXPENSES
Salaries and employee benefits	230,715	172,135	633,861	495,438
Agents’ commissions	384,386	264,195	1,055,147	788,150
Provision for policy and contract claims	52,428	25,650	136,037	72,089
Interest expense	3,083	3,098	9,131	9,389
Exit and termination costs	(2)	-	(534)	17,322
General, administrative and other	138,165	102,212	374,714	299,531
	808,775	567,290	2,208,356	1,681,919
INCOME BEFORE INCOME TAXES	98,032	61,323	258,771	127,760

INCOME TAX EXPENSE (BENEFIT)
Current	35,063	7,803	91,159	31,049
Deferred	(458)	13,660	187	13,667
	34,605	21,463	91,346	44,716
NET INCOME	$63,427	$39,860	$167,425	$83,044

NET INCOME PER COMMON SHARE	$3.44	$2.16	$9.12	$4.49

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	18,424	18,418	18,355	18,511

NET INCOME PER COMMON SHARE ASSUMING DILUTION	$3.40	$2.15	$9.02	$4.45

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ASSUMING DILUTION	18,677	18,573	18,563	18,657

See accompanying notes.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(In thousands of dollars)

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$167,425	$83,044
Depreciation and amortization	15,157	13,921
Amortization of bond premium	4,529	2,870
Realized investment (gains) losses	(7,036)	39
Deferred income tax	187	13,667
Change in assets and liabilities, net of businesses acquired:
Notes receivable	(3,057)	(1,585)
Premiums receivable	2,895	5,460
Income taxes receivable/payable	12,311	5,485
Policy and contract claims	57,114	6,706
Accounts payable and accrued expenses	(9,737)	(24,981)
Other	(3,749)	(3,928)
Net cash provided by operating activities	236,039	100,698
Cash flows from investing activities:
Purchase of property and equipment, net	(20,867)	(13,753)
Purchase of business, net of cash acquired	(77,865)	(8,942)
Change in cash surrender value	(2,180)	1,959
Cost of investments acquired:
Fixed maturities – available-for-sale	(413,040)	(406,676)
Equity securities	(7,572)	(11,604)
Proceeds from investment sales or maturities:
Fixed maturities – available-for-sale	425,788	331,132
Equity securities	6,000	346
Change in mortgage loans	(364)	494
Net cash used in investing activities	(90,100)	(107,044)
Cash flows from financing activities:
Proceeds from the sale of common shares	9,542	2,729
Cost of common shares repurchased	(2,700)	(14,268)
Repayment of cash surrender value loan	-	(6,966)
Dividends paid	(4,449)	(3,146)
Proceeds from issuance of notes payable	2,873	472
Payments on notes payable	(2,501)	(21,494)
Net cash provided by (used in) financing activities	2,765	(42,673)
Net increase (decrease) in cash and invested cash	148,704	(49,019)
Cash and invested cash at beginning of period	225,880	168,770
Cash and invested cash at end of period	$374,584	$119,751

See accompanying notes.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(In thousands of dollars except per share amounts)

(Unaudited)

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amounts	Income (Loss)	Earnings	Equity
BALANCE – December 31, 2001	18,583,937	$521,795	$(3,647)	$209,345	$727,493
Comprehensive income:
Net income	-	-	-	83,044	83,044
Other comprehensive income, net of tax of $1,282
Net unrealized gains on securities	-	-	30,088	-	30,088
Minimum pension liability adjustment	-	-	(26,523)	-	(26,523)
					86,609
Common stock retired	(449,450)	(14,268)	-	-	(14,268)
Stock option and incentive plans	108,633	2,729	-	-	2,729
Common dividends ($0.17/share)	-	-	-	(3,146)	(3,146)
BALANCE – September 30, 2002	18,243,120	$510,256	$ (82)	$289,243	$799,417
BALANCE – December 31, 2002	18,348,944	$509,540	$ (198)	$354,278	$863,620
Comprehensive income:
Net income	-	-	-	167,425	167,425
Other comprehensive income, net of tax of $1,163
Net unrealized gains on securities	-	-	2,161	-	2,161

Common stock retired	(62,000)	(2,700)	-	-	(2,700)
Stock option and incentive plans	332,811	9,542	-	-	9,542
Common dividends ($0.24/share)	-	-	-	(4,449)	(4,449)
BALANCE – September 30, 2003	18,619,755	$516,382	$ 1,963	$517,254	$1,035,599

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

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

2.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net income – numerator for diluted earnings per share	$63,427	$39,860	$167,425	$83,044

Denominator:
Weighted average shares – denominator for basic earnings per share	18,424	18,418	18,355	18,511

Effect of dilutive securities:
Employee stock options	253	155	208	146

Denominator for diluted earnings per share	18,677	18,573	18,563	18,657

Basic earnings per common share	$3.44	$2.16	$9.12	$4.49

Diluted earnings per common share	$3.40	$2.15	$9.02	$4.45

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

The following pro forma information shows the Company’s net income and earnings per basic and diluted share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income, as reported	$ 63,427	$ 39,860	$ 167,425	$ 83,044
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(301)	(542)	(992)	(1,982)

Pro forma net income	$ 63,126	$ 39,318	$ 166,433	$ 81,062

Earnings per share:
Basic – as reported	$3.44	$2.16	$9.12	$4.49
Basic – pro forma	$3.43	$2.13	$9.07	$4.38

Diluted – as reported	$3.40	$2.15	$9.02	$4.45
Diluted – pro forma	$3.38	$2.12	$8.97	$4.34

4.

Commitments and Contingencies

For additional information, see Note 13 to Consolidated Financial Statements, Pending Legal Proceedings and Part I, Item 3, Legal Proceedings of the Form 10-K for the fiscal year ended December 31, 2002, and Part II, Item 1, Legal Proceedings of the Company’s Form 10-Q for the quarter ended June 30, 2003 and as set forth in this report.

5.

Exit and Termination Costs

On June 1, 2002, the Company entered into a joint venture agreement with The First American Corporation and combined its real estate valuation operations.  Under the terms of the agreement, the Company contributed its former Primis residential appraisal production division, which it acquired in 2000, to First American’s eAppraiseIT subsidiary.  In connection with the transaction, the Company exited the residential appraisal production business, which had been unprofitable, and recorded a second quarter charge of $14,132 for exit, termination and other costs.  This amount was comprised of $4,635 related to lease termination costs, $2,209 related to employee severance costs and a $7,288 write down to estimated net realizable value of assets determined not to be redeployable and other miscellaneous exit costs.  Additionally, in the first quarter of 2002, the Company recorded $3,190 of exit and termination costs related to the closing of certain offices and reduction in workforce of its real estate valuation operations.  The original amount accrued was reduced by $3,952 in the fourth quarter of 2002, and $534 during 2003.  These reductions were the result of the favorable settlement of real estate, rental and other obligations.  Of the remaining accrual, $10,669 had been paid as of September 30, 2003, leaving $2,167 which the Company expects to be substantially paid by December 31, 2006.

6.

Variable Interest Entities

In January 2003, FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation).  The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.  On October 9, 2003, the FASB issued Staff Position, FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which deferred the effective date of FIN 46 until the end of the first interim or annual period ending after December 15, 2003 for interests acquired prior to February 1, 2003, if certain criteria were met.  The Company meets the criteria for deferring implementation of this Interpretation.

The Company is currently evaluating the effects of the issuance of the Interpretation on the accounting for its ownership interest in joint ventures, partnerships, tax advantaged investments and guaranties acquired prior to February 1, 2003 but does not expect the Interpretation to have a material effect on its financial position or results of operations.

7.

Subsequent Events

On October 1, 2003, the Company purchased 100% of the issued and outstanding stock of LERETA Corp. for approximately $210.0 million in cash.  In connection with the closing of the acquisition, the Company entered into a stock purchase agreement, non-competition agreements with certain shareholders of LERETA, a non-solicitation agreement with certain shareholders and employment agreements with certain employees.  The non-competition agreements prohibit certain shareholders of LERETA from engaging in activities related to the business of LERETA for a period of three years following the date of specified events.  The non-solicitation agreement prevents shareholders of LERETA from employing any employee of the Company for a period of one year after closing and the employee has ceased employment with the Company.

The transaction will be treated under the purchase method of accounting.  A valuation is currently being finalized to determine the allocation of this purchase price.

On October 31, 2003, the Company acquired all of the outstanding shares of Gateway Title Company and its wholly-owned subsidiaries for approximately $20.0 million in cash and a $5.0 million note payable.  This acquisition will be accounted for by the Company using the purchase method of accounting.  A valuation is currently being finalized to determine the allocation of this purchase price.

On November 6, 2003, the Company entered into a new credit arrangement with SunTrust Bank, individually and as administrative agent for a syndicate of selected other banks, pursuant to which a credit facility, in the aggregate principal amount of up to $200.0 million, was established.  This line of credit replaces the Company’s prior six-year credit facility with Bank of America, which expired on November 6, 2003.  The credit facility is a 5-year senior unsecured revolving credit facility which will terminate on November 6, 2008, unless extended as provided in the credit agreement.  Interest will accrue on any outstanding principal balance of the loans at LIBOR or PRIME RATE, as defined in the credit agreement.  The Company has $164.5 million available under the facility as of November 11, 2003.  The facility contains certain restrictive covenants, including a minimum debt to capital ratio, an interest coverage ratio and maintenance of statutory surplus.  The Company was in compliance with all of these covenants as of November 11, 2003.

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations

Operating Revenues

Operating revenues for the third quarter of 2003 were $890.3 million compared to $615.4 million in the third quarter of 2002, an increase of 44.7%.  Direct revenues increased 45.0% and agency revenues increased 44.4% in the third quarter of 2003 compared to the same period in 2002. Revenue increases reflected continued strength in the level of refinancing transactions as a result of a favorable mortgage rate environment, as well as an increase in revenues from commercial real estate transactions. Operating revenues for the nine-month period ended September 30, 2003 increased 36.7% to $2.4 billion from $1.8 billion in the comparable period of 2002. The factors discussed under the quarterly discussion above also affected the first nine months of 2003 compared to the same period of 2002.

Direct orders opened in company offices totaled 326,400 and 1,153,900 in the third quarter and first nine months of 2003 compared to 352,900 and 830,600 in the comparable periods of 2002. Direct orders closed in company offices totaled 325,900 and 903,400 in the third quarter and first nine months of 2003 compared to 220,000 and 593,600 in the comparable periods of 2002.

The Company expects the mortgage rate environment to remain favorable into the second quarter of 2004. However, the Company began to experience a decline in refinancing transactions during the third quarter of 2003 and believes that the level of refinancing transactions will continue to decline during the fourth quarter. For fiscal year 2004, the Company expects that the level of refinancing transactions will be substantially below that experienced by the Company in 2002 and 2003. This decline in the volume of refinancing transactions is the result of an extended period of declining mortgage interest rates followed by recent increases in those rates.  As a result, operating revenues for the three and nine months ended September 30, 2003 should not be viewed as indicative of results for the fourth quarter of 2003 or for any future period.

Investment Income

Investment income in both the first nine months of 2003 and 2002 was $39.0 million.  Although the reported amounts were similar, the 2003 amount reflects a lower yield on a higher investment base compared to 2002.

Expenses

Operating expenses for the third quarter of 2003 were $808.8 million compared to $567.3 million for the third quarter of 2002 and were $2.2 billion in the first nine months of 2003 compared to $1.7 billion in the first nine months of 2002.  Salaries and employee benefits increased by $58.6 million and $138.4 million for the three and nine month periods ended September 30, 2003, over the prior year periods principally as a result of continued staffing levels required by higher business volumes and higher levels of variable pay associated with the increased revenue and the

Company’s improved profitability.  However, the Company has begun reducing its staffing levels in response to anticipated reductions in refinance transaction volume.  Additionally, $120.2 million and $267.0 million of the increase in expenses for the three and nine-month periods ending September 30, 2003 were related to an increase in agents’ commissions due to the increase in business volumes.  Other expenses increasing in the first nine months of 2003 compared to the same period of 2002 were largely related to the increased business volume and included outside services related to underwriting and closing as well as premium tax.

Prior year nine-month expenses were also negatively impacted by a one-time charge of $3.2 million for exit and termination costs in the first quarter of 2002 relating to the closing of certain offices and reduction of workforce in its real estate valuation operations.  In addition, effective June 1, 2002, the Company entered into a joint venture with The First American Corporation, contributing its residential appraisal production division to the venture.  In connection with this transaction, the Company recorded a one time charge of $14.1 million in the second quarter of 2002.  For additional information, see Note 5 of Notes to Consolidated Financial Statements.

The provision for policy and contract claims was $52.4 million in the third quarter of 2003 compared to $25.7 million in the third quarter of 2002.  In the nine months ended September 30, 2003, this provision was $136.0 million compared to $72.1 million in the comparable period of 2002.  The provision for losses was just under 6% for the third quarter of 2003.  The increase was due to the increase in revenue and a higher provision rate in the second and third quarters of 2003.  The higher provision rate resulted from a higher loss development pattern than had been anticipated for the 2000 and 2001 policy years.

Net Income

LandAmerica reported net income of $63.4 million, or $3.40 per share on a diluted basis, for the third quarter of 2003, compared to net income of $39.9 million, or $2.15 per share on a diluted basis, for the third quarter of 2002.

For the nine months ended September 30, 2003, net income was $167.4 million, or $9.02 per share on a diluted basis, compared to $83.0 million, or $4.45 per share on a diluted basis, for the first nine months of 2002.

Liquidity and Capital Resources

Cash provided by operations in the nine-month periods ended September 30, 2003 and 2002 were $236.0 million and $100.7 million, respectively.  As of September 30, 2003, the Company held cash and invested cash of $374.6 million, fixed maturity securities of  $979.9 million and equity securities of $30.3 million.

In February 2003 the board of directors approved a program allocating $40.0 million to repurchase up to 1.25 million shares or 7% of the Company’s outstanding common stock over the following twelve months.  Through September 30, 2003, a total of 62,000 shares at a cost of $2.7 million had been repurchased.

The Company has acquired, or entered into agreements to acquire, several companies.  During the third quarter, the Company closed on three acquisitions with combined purchase prices of approximately $50.0 million.  Additionally, the Company purchased LERETA Corp. for $210.0 million in cash on October 1, 2003, purchased Gateway Title Company and its wholly-owned subsidiaries on October 31, 2003, for $20.0 million in cash and a $5.0 million note payable, and expects to complete the acquisition of Orange County Bancorp in the fourth quarter, subject to regulatory approval, for which it will pay approximately $28.0 million in cash.  These purchases were or will be funded through cash and invested cash on hand, sales of investment securities and utilization of the Company’s credit facilities.

On November 6, 2003, the Company entered into a new credit arrangement with SunTrust Bank, individually and as administrative agent for a syndicate of selected other banks, pursuant to which a credit facility, in the aggregate principal amount of up to $200.0 million, was established.  This line of credit replaces the Company’s prior six-year credit facility with Bank of America, which expired on November 6, 2003.  The credit facility is a 5-year senior unsecured revolving credit facility which will terminate on November 6, 2008, unless extended as provided in the credit agreement.  Interest will accrue on any outstanding principal balance of the loans at LIBOR or PRIME RATE, as defined in the credit agreement.  The Company has $164.5 million available under the facility as of November 11, 2003.   The facility contains certain restrictive covenants, including a minimum debt to capital ratio, an interest coverage ratio and maintenance of statutory surplus.  The Company was in compliance with all of these covenants as of November 11, 2003.

In view of the historic ability of the Company to generate strong, positive cash flows and its strong cash position and relatively conservative capitalization structure, management believes that the Company will have sufficient liquidity and adequate capital resources to meet both its short- and long-term capital needs. However, we may access the capital markets if it would lower our cost of capital or improve our financial flexibility.

Interest Rate Risk

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  For investment securities, the table presents principal cash flows and related weighted interest rates by expected maturity dates.  Actual cash flows could differ from the expected amounts.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate
(dollars in thousands)
	2003	2004	2005	2006	2007	2008 and after	Total	Fair Value

Assets:
Taxable available-for-sale securities:
Book value	$ 7,353	$ 15,952	$ 50,850	$ 44,071	$ 45,078	$ 381,491	$ 544,795	$ 574,074
Average yield	5.22%	5.20%	5.88%	5.19%	5.17%	4.54%	4.80%

Non-taxable available-for-sale securities:
Book value	2,602	18,409	17,693	12,200	18,400	307,766	377,070	400,602
Average yield	3.88%	3.66%	4.19%	4.49%	3.81%	4.53%	4.43%

Redeemable preferred stock:
Book value	-	-	-	-	-	5,191	5,191	5,256
Average yield	-	-	-	-	-	2.10%	2.10%

The Company also has long-term debt of $189.0 million bearing weighted average interest at 6.46% at September 30, 2003.  A .25% change in the interest rate would affect income before income taxes by approximately $0.5 million annually.

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

Factors that may cause the Company’s actual results to differ materially from those contemplated by such forward-looking statements include the following: (i) the costs of producing title evidence are relatively high, whereas premium revenues are subject to regulatory and competitive restraints, (ii) real estate activity levels have historically been cyclical and are influenced by such factors as interest rates and the condition of the overall economy, (iii) the value of the Company’s investment portfolio is subject to fluctuation based on similar factors, (iv) the Company may be exposed to substantial claims by large classes of claimants, (v) the Company’s insurance subsidiaries are regulated by state laws that require the maintenance of minimum levels of capital and surplus and that restrict the amount of dividends that may be paid by those subsidiaries without prior regulatory approval, (vi) the title insurance business is subject to competitive pressures, primarily on the basis of price, service and expertise, (vii) the Company’s ability to successfully manage its acquisitions, (viii) the Company’s ability to anticipate industry changes and to offer products and services that meet evolving industry standards on a timely and cost-effective basis and (ix) the Company’s ability to implement its strategy of becoming a major provider of real estate transaction management services.

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

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission.  As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.  There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 5.

Other Information

Two of the Company's principal title insurance subsidiaries, Lawyers Title Insurance Corporation and Commonwealth Land Title Insurance Company, are named defendants in two class action cases in New York state court in which the class plaintiffs have alleged that the Company's subsidiary, or its policy issuing agents, did not give adequate notice to consumers regarding the availability of reissue discount rates in connection with the sale of mortgage refinance title policies.   Two other class action cases have been filed against these two subsidiaries in state court in Ohio involving reissue rates for owners’ policies.  All of these cases are in their early stages, there have been no class certifications, and the Company believes that it has meritorious defenses.  At this early stage in the litigation, no estimate of the amount or range of loss that could result from an unfavorable outcome can be made.

Item 6.

Exhibits and Reports on Form 8-K

a)

Exhibits

Exhibit No.                            Document

10.1

Revolving Credit Agreement, dated as of November 6, 2003, by and among the Company, the lenders from time to time party thereto and SunTrust Bank, as Administrative Agent

11

Statement Re:  Computation of Earnings Per Share

31.1

Rule 13a-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer

32.1

Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2

Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

b)

Reports on Form 8-K

The Company filed the following reports on Form 8-K during the period covered by this report:

Form 8-K, dated August 29, 2003, reporting under Item 5 the issuance by the Company of two press releases on September 2, 2003 announcing the agreement to purchase LERETA Corp. and the acquisition of INFO1 Holding Company, Inc., respectively.

In addition, the Company furnished one report on Form 8-K, dated July 23, 2003, reporting under Items 7 and 9 (furnishing information required by Item 12) the issuance by the Company of a press release announcing the Company’s financial results for the quarter ended June 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDAMERICA FINANCIAL GROUP, INC.

  (Registrant)

Date:      November 12, 2003

 /s/ Charles H. Foster, Jr.

  Charles H. Foster, Jr.

  Chairman and Chief Executive Officer

Date:       November 12, 2003

 /s/ G. William Evans

  G. William Evans

  Chief Financial Officer

EXHIBIT INDEX

Exhibit

   No.

Document

10.1

Revolving Credit Agreement, dated as of November 6, 2003, by and among the Company, the lenders from time to time party thereto and SunTrust Bank, as Administrative Agent

11

Statement Re: Computation of Earnings Per Share

31.1

Rule 13a-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer

32.1

Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2

Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350