Form 10-K
period 2003-12-31
LANDAMERICA FINANCIAL GROUP INC
filed 2004-03-12
CIK 877355

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Yes    X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes    X     No ___

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sale price of the registrant’s common stock as reported by the New York Stock Exchange on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $883.5 million.

The number of shares of the registrant’s common stock outstanding on March 1, 2004 was 18,953,974.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2004 Annual Meeting of Shareholders (to be filed) are incorporated by reference into Part III of this report.

LANDAMERICA FINANCIAL GROUP, INC.

PART I

ITEM 1.

BUSINESS

General Information

Unless the context otherwise requires, “LandAmerica” and the “Company” refer to LandAmerica Financial Group, Inc. and its consolidated subsidiaries on a combined basis.

The Company was incorporated under the laws of the Commonwealth of Virginia on June 24, 1991. The Company is a holding company and operates through its subsidiaries. The Company has its principal executive offices at 101 Gateway Centre Parkway, Richmond, Virginia 23235-5153, and its telephone number is (804) 267-8000.  The Company maintains an internet website at www.landam.com.

Shareholders of the Company and the public may access the Company’s periodic and current reports (including annual, quarterly and current reports on Form 10-K, Form 10-Q and Form 8-K, respectively, and any amendments to those reports) filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the “Investor Information” section of the Company’s website.  The reports are made available on the Company’s website as soon as practicable following the filing of such documents with the SEC.  The information is free of charge and may be reviewed, downloaded and printed from the website at any time.

In addition, the Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers and the charters of the Audit Committee, Corporate Governance Committee and the Executive Compensation Committee are available to shareholders and the public through the “Investor Information” section of the Company’s website.  Printed copies of the foregoing are available to any shareholder upon written request to the Secretary of the Company at the address set forth above.

Certain information contained in this Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to the future financial condition, business plans, operations, opportunities, or prospects of the Company, including any factors which may affect future earnings. These forward-looking statements involve risks and uncertainties that could cause the Company’s actual results, performance or achievements to be materially different from any anticipated results, performance or achievements expressed or implied by such forward-looking statements.  For additional information, see “Forward-Looking and Cautionary Statements” on page 44 of this report.

Overview of the Business

The Company is a national provider of products and services that are used to facilitate the purchase, sale, transfer and financing of residential and commercial real estate. The Company is one of the largest title insurance underwriters in the United States based on title premium revenues. The Company also conducts business in Mexico, Canada, the Caribbean and Latin America.

In addition to the Company’s core business of providing title insurance, the Company provides a range of other services for residential and commercial real estate transactions including title search, examination, document preparation, escrow and closing.  For residential real estate transactions, the Company also provides home inspections.  For commercial real estate transactions, the Company also provides property appraisal and valuation, building, site assessments and other due diligence services, survey coordination, construction disbursement, coordination of national multi-state transactions, tax-deferred real property exchanges pursuant to Section 1031 of the Internal Revenue Code and Uniform Commercial Code products insuring personal property.

The Company provides, primarily to mortgage lending customers, specialized services such as real estate tax processing, flood zone certifications, consumer mortgage credit reporting and default management services.

Operating Segments

The Company provides its real estate transaction products and services to a broad based customer group that includes lenders, developers, real estate agents, attorneys and property buyers and sellers.  In 2003, the Company significantly expanded the products and services it offers primarily to the mortgage lending community. As a result, the Company’s principal business operations have been organized under two major operating segments, Title Insurance and Lender Services, and the Company’s remaining nonreportable business segments have been aggregated for reporting purposes under the heading “Corporate and Other.”  Information regarding each of these operating segments is set forth below.

Certain financial information regarding the Company’s operating segments is presented in Note 21 to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company has not previously reported financial and other information on a segment basis.

A.

Title Insurance

Products and Services

Title Insurance.  The Company issues title insurance policies through its various title underwriting subsidiaries.  The Company’s three principal title underwriting subsidiaries are Commonwealth Land Title Insurance Company (“Commonwealth”), Lawyers Title Insurance Corporation (“Lawyers Title”) and Transnation Title Insurance Company (“Transnation”).  The Company also owns four other title insurance underwriters, Commonwealth Land Title Insurance Company of New Jersey, Land Title Insurance Company, Title Insurance Company of America and Transnation Title Insurance Company of New York.  The collective operations of these subsidiaries cover the entire United States (with the exception of Iowa, which does not recognize title insurance) and certain territories of the United States and Canada. In addition, the Company offers international title policy services to United States customers in Mexico, the Caribbean and Latin America.

In connection with the issuance of title insurance policies, the Company performs title search and examination services and also offers closing protection letters to lenders and owners who purchase title insurance.  The Company also furnishes certificates of title and abstracts of title in some states.

Escrow and Closing Services.  In addition to the issuance of title insurance policies, the Company provides escrow and closing services to a broad-based customer group that includes lenders, developers, real estate agents, attorneys and property buyers and sellers.  In California and a number of western states, it is a general practice, incident to the issuance of title insurance policies, to hold funds and documents in escrow for delivery in real estate transactions upon fulfillment of the conditions to such delivery.  In the mid-western states, Florida and some eastern cities, it is customary for the title company to close the transaction and disburse the sale or loan proceeds.  Fees for such escrow and closing services are generally separate and distinct from premiums paid for title insurance policies and other real estate-related services.

Commercial Real Estate Services.  To facilitate the coordination and delivery of products and services in commercial real estate transactions, the Company’s Commercial Services division assists customers in handling the more complex nature of commercial transactions. The Company provides, in addition to title insurance and escrow and closing services, a range of specialized services that include  property appraisal and valuation, building, site assessments and other due diligence services, survey coordination, construction disbursement, coordination of national multi-state transactions, tax-deferred real property exchanges pursuant to Section 1031 of the Internal Revenue Code and Uniform Commercial Code products insuring personal property.  The combined capital position of the Company’s three principal title underwriting subsidiaries enables the Company to underwrite large commer cial policies to participate in national multi-state transactions.

Real Estate Transaction Management Services.  Through its LandAmerica OneStop, Inc. subsidiary (“LandAmerica OneStop”) operation, the Company offers to the national and regional mortgage lending community a full range of integrated residential real estate services and the ability to manage the delivery of those services through a centralized source.  LandAmerica OneStop provides these mortgage originators with a single, convenient point of contact through which they may place all of their orders for title insurance and real estate-related services.  The transaction management services of LandAmerica OneStop are provided by LandAmerica OneStop, other subsidiaries of the Company or through joint ventures or strategic alliances with third parties and include the coordination and delivery of title insurance, mortgage credit reporting, flood zone determinations, property appraisal and valuation, property inspections, closing and escrow services, real estate tax payment services and document preparation.

Title Policies

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

Underwriting

The Company issues title insurance policies on the basis of a title report, which is prepared pursuant to underwriting guidelines prescribed by the Company, after a search of the public records, maps and documents to ascertain the existence of easements, restrictions, rights of way, conditions, encumbrances, liens or other matters affecting the title to, or use of, real property.  In certain instances, a visual inspection of the property is also made.  Title examinations may be made by branch employees, agency personnel or approved attorneys, whose reports are utilized by or rendered to a branch or agent and are the basis for the issuance of policies by the Company.  In the case of difficult or unusual legal or underwriting issues involving potential title risks, the branch office or agent is instructed to consult with a designated supervising office. The Company’s contracts with independent agents require that the agent seek approval of the Company prior to the Company’s assumption of a risk over a stated dollar limit.

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

Direct and Agency Operations

The Company issues title insurance policies through its direct operations (which include branch offices of its title insurers and wholly owned subsidiary agencies of the Company), or through partially owned or independent title insurance agents.  Where the policy is issued through its direct operations, the search is performed by or at the direction of the Company, and the premium is collected and retained by the Company.  Where the policy is issued through a title insurance agent, the agent generally performs the search (in some areas searches are performed by approved attorneys), examines the title, collects the premium and retains a majority of the premium.  The remainder of the premium is remitted to the Company as compensation for bearing the risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies from region to region and is sometimes regulated by the states.  The Company is obligated to pay title claims in accordance with the terms of its policies, regardless of whether it issues policies through direct operations or agents. The Company maintains a quality assurance program for its independent agents. See “- Insured Risk on Policies in Force.”

The premium for title insurance is due in full when the real estate transaction is closed. Title insurance premium revenues from direct operations are recognized by the Company upon the closing of the transaction, whereas premium revenues from agency operations are recognized by the Company upon reporting of such premiums.  Premiums from agents are typically remitted to the Company after the closing of the real estate transaction, with the average time between closing and reporting for 2003 being approximately 120 days.

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

In the ordinary course of business, the Company’s underwriting subsidiaries represent and defend the interests of their insureds, and the Company’s consolidated financial statements provide for estimated losses and loss adjustment expenses arising from claims.  Title insurers are sometimes subject to unusual claims (such as claims of Indian tribes to land formerly inhabited by them), claims from large classes of claimants and other claims arising outside the insurance contract, such as for alleged negligence in search, examination or closing, alleged improper claims handling and alleged bad faith.  The damages alleged in such claims arising outside the insurance contract may exceed the stated liability limits of the policies involved.  While the Company in the ordinary course of its business has been subject from time to time to these types of claims, the Company’s losses to date on such claims have not been significant in number or material in dollar amount to the Company’s financial condition.

Standard & Poors Corporation (“S&P”) has assigned a financial strength rating of “A-” to the title insurance operations of the Company.  According to S&P, an insurer rated “A” has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings, and the minus (-) rating indicates relative standing within the “A” category.  S&P assigns a ratings outlook along with its letter ratings to indicate its expectations of trends that relate to the financial strength rating for the rated company. The ratings outlook assigned by S&P may be either “positive,” “stable” or “negative.” According to S&P, the ratings outlook for the Company is “stable.”  Fitch, Inc. (“Fitch”) has assigned an “A” rating to the financial strength of the Company.  According to Fitch, an “A” rating is assigned to those companies that possess strong capacity to meet policyholder and contract obligations, where risk factors are moderate and the impact of any adverse business and economic factors is expected to be small.  Fitch also assigns a ratings outlook along with its letter ratings to indicate its expectations of trends that relate to the financial strength rating for the rated company.  The ratings outlook assigned by Fitch may be either “positive,” “stable” or “negative.”  According to Fitch, the ratings outlook for the Company is “stable.”  The S&P and Fitch ratings are not designed for the protection of investors and do not constitute recommendations to buy, sell or hold any security.

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

Reinsurance and Coinsurance

The Company distributes large title insurance risks through the mechanisms of reinsurance and coinsurance.  In reinsurance agreements, the reinsurer accepts that part of the risk the primary insurer (the “ceding company” or “ceder”) decides not to retain in consideration for a portion of the premium.  A number of factors may enter into a company’s decision to reinsure, including retention limits imposed by state law, customer demands and the risk retention philosophy of the company.  The ceder, however, remains liable to the insured for the total risk, whether or not the reinsurer meets its obligation.  The Company may reinsure from among its own title insurance subsidiaries or may reinsure with unaffiliated title insurance reinsurers.  When the Company purchases reinsurance on a particular commercial risk from unaffiliated reinsurers, it will generally retain a primary risk of $5.0 million and may participate with such reinsurers on liability amounts in excess of that amount as a secondary risk.

Reinsurance is generally purchased from unaffiliated reinsurers if the risk on a single transaction is greater than $200.0 million.

Pursuant to a standard reinsurance agreement, the Company’s title insurance subsidiaries reinsure unaffiliated title insurance underwriters for a portion of the liability relating to specific title insurance risks. The Company’s title insurance subsidiaries have entered into numerous reinsurance agreements with other title insurance underwriters on specific transactions. The Company’s exposure on all reinsurance assumed is reduced due to the ceding company’s retention of a substantial amount of primary risk.  In addition, exposure under these agreements generally ceases upon a transfer of the insured properties and, with respect to insured loans, is decreased by reductions in mortgage loan balances.  Because of this, the actual exposure is much less than the total reinsurance the Company has assumed.  The Company provides loss reserves on assumed reinsurance business on a basis consistent with reserves for direct business.

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

The Company maintains excess of loss catastrophic insurance through Lloyd’s of London totaling $50.0 million.  The Lloyd’s policy provides fidelity and title loss coverage up to $50.0 million with a $20.0 million deductible for title losses and a lesser deductible for other losses.   The Company has the ability to retain an additional $50.0 million of coverage through Lloyds if needed.

The Company has not paid or recovered any reinsured losses during the three year period ended December 31, 2003.

Title Insurance Revenues

The table below sets forth, for the years ended December 31, 2003, 2002 and 2001, the approximate title insurance revenues and percentages of the Company’s total revenues for the ten states representing the largest percentages of such revenues and for all other states combined:

Revenues by State

(dollars in thousands)

	2003		2002		2001

California	$ 470,805	14.4%	$ 333,727	13.4%	$ 263,558	12.7%
Texas	411,304	12.6%	342,510	13.7%	303,803	14.7%
Pennsylvania	247,208	7.6%	182,461	7.3%	132,721	6.4%
Florida	223,232	6.8%	164,719	6.6%	142,948	6.9%
New York	195,026	6.0%	146,183	5.8%	109,650	5.3%
Michigan	191,077	5.9%	155,437	6.2%	129,768	6.3%
Ohio	114,843	3.5%	76,506	3.1%	58,932	2.8%
New Jersey	114,681	3.5%	90,056	3.6%	73,907	3.6%
Arizona	111,679	3.4%	83,086	3.3%	67,361	3.2%
Washington	102,801	3.2%	68,636	2.7%	58,356	2.8%
Other	1,077,166	33.1%	856,243	34.3%	732,257	35.3%
Total Title Revenues	$3,259,822	100.0%	$2,499,564	100.0%	$2,073,261	100.0%

Sales and Marketing

The Title Insurance Market.  For sales and marketing purposes, the Company generally distinguishes between residential and commercial real estate transactions.  Residential real estate business results from the construction, sale, resale and refinancing of residential properties, while commercial real estate business results from similar activities with respect to properties with a business or commercial use.  The Company has emphasized the development of its residential real estate business over the last decade, while maintaining a leadership position in insuring title to properties in commercial real estate transactions. Although precise data is not available to compare the percentage of total premium revenues of the Company derived from commercial versus residential real estate activities, approximately 91.7% of such revenues in 2003 resulted from policies providing coverage of $1.0 million or less (which tend to be residential) and approximately 8.3% of such revenues resulted from policies providing coverage in excess of $1.0 million (which tend to be commercial).

Residential Transactions.  The Company’s primary source of residential business is from the local real estate community, such as attorneys, real estate brokers and developers, financial institutions, mortgage brokers and independent escrow agents.  The Company serves the residential market through two major distribution channels: direct company owned offices and independent title insurance agents.  Maintenance and expansion of these referral sources is integral to the Company’s marketing strategy for local residential business.  Because most of the Company’s residential business arises from these local relationships, the Company is committed to enhancing its service offerings to these customers, primarily by developing services and products beyond traditional title insurance and closing services that provide a more complete solution to their residential real estate transaction needs.  The coordination of multiple products and services required by a real estate transaction, a service provided by LandAmerica OneStop, is known as “transaction management.”  The Company continues to develop services and products for each channel designed to make the real estate transaction easier for both the Company’s customers and the end consumer.

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

Commercial Transactions.  The Company’s Commercial Services (“CS”) division specializes in coordinating, underwriting and closing complex commercial and multi-property transactions.  The Company has CS offices in strategic metropolitan areas in the United States.  Each office is focused on providing transaction and support services to national and local commercial accounts.  The transaction and support services benefit both our direct offices as well as independent agents who handle substantial commercial transactions.

In addition, the Company is one of the most strongly capitalized title insurers in the industry, with an aggregate statutory surplus of $502.3 million as of December 31, 2003.  The financial strength of the Company is an important factor in marketing the Company’s commercial title business capabilities, enabling it to underwrite larger title policies and retain higher levels of risk without purchasing reinsurance from a third party.  The Company’s financial strength, as evidenced by the ratings from Standard & Poors and Fitch, is important in competing for commercial title insurance business.  See additional information on the Company’s financial strength ratings in the section entitled “Insured Risk on Policies in Force” above.

Marketing Strategy.  The Company continues its transition from title insurance product delivery to real estate transaction services provider.  This strategy entails becoming more of a single source provider of the multiple products and services involved in real estate transactions.  The Company continues to differentiate itself based on superior service, consistency of products provided to its customers nationwide while providing web enabled services to enhance customer value.  Finally, in 2002 the Company initiated and continues to expand a branding process to identify all operations of the Company under the LandAmerica brand.

Customers

As of December 31, 2003, no single independent agent was responsible for more than 5% of the Company’s title insurance revenues.  In addition, the Company is not dependent upon any single customer or any single group of customers.  The loss of any independent agent or customer would not have a material adverse effect on the Company.

Competition

The business of providing real estate transaction services is very competitive. Competition for residential title insurance business is based primarily on price and quality of service. Service quality is based upon a number of factors, including the ability to respond quickly and accurately to customers and technological capabilities (resulting in the delivery of a readily accessible, efficient and reliable product).  With respect to national and regional lenders, service quality includes a large distribution network and the ability to deliver a broad array of real estate services quickly, efficiently and through a single point of contact.  Competition for commercial title business is based primarily on price, service, expertise in complex transactions and the size and financial strength of the insurer.  Title insurance underwriters also compete for agents on the basis of service and commission levels.  For each of these customer groups, the Company has increased its emphasis on service levels and the variety of services and products it provides.

The Company is one of the largest title insurance companies in the United States based on title premium revenues.  Its principal competitors are other major title insurance underwriters and their agency networks.  The Company’s principal competitors during 2003 were Fidelity National Financial, Inc., Old Republic International Corporation, Stewart Information Services,

Inc. and The First American Corporation.  While there are more than one hundred title insurance underwriting companies licensed in the United States, the top five companies (consisting of the Company and its four principal competitors) accounted for approximately 88.3% of the title insurance market in 2002, the latest date for which information is available, based on public filings made by those companies.

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

Business Strategy

The Company’s long term objective is to enhance its position as a premier, national provider and manager of integrated real estate transaction products and services while maximizing its profitability throughout the real estate market cycle.  To accomplish this objective, the Company is pursuing various business strategies designed to broaden its market position and provide the framework to enhance growth and maximize profitability.

Focusing on the Customer.  In November 2003, the Company announced, and in 2004 began implementation of, a customer-focused strategy to increase intimacy with our customers.  In conjunction with that strategy, the Company created leadership positions and teams to support our primary customer groups; agents, direct, commercial and national lenders.  These leaders and teams will be responsible for ensuring consistent service quality and operational excellence by providing common support platforms and structures for the various markets in which the Company operates.

Expanding Title Insurance Related Transaction Products and Services.   Throughout our customer base, there is increased demand for providers of multiple, diverse real estate transaction products and services. In particular, the large national mortgage lenders increasingly expect that necessary services related to the mortgage financing process be available from and billed by a single source. Our strategy is to continue to expand our array of real estate transaction products and services available to lenders and other customers.

Expanding Distribution Capabilities.  The Company seeks to increase its share of the title insurance market by expanding and enhancing its distribution channels through the hiring and retention of experienced industry professionals with strong local relationships, the opening of new direct offices in markets with the potential for significant transaction volume, acquisitions of title insurance agencies or underwriters and selectively engaging in joint ventures with title insurance agencies in order to strengthen the Company’s presence in particularly attractive markets.  In the case of the acquisition of agencies or small to medium-size underwriters, the Company reviews the agency’s or underwriter’s profitability, location, growth potential in its existing market, claims experience and, in the case of an underwriter, the adequacy of its reserves.

Maintaining Commercial Real Estate Market Strength.  Participation in the commercial real estate market partially offsets some of the cyclicality of the residential real estate market,

where transaction volumes are more susceptible to changes in interest rates.  The Company maintains its presence in the commercial real estate market primarily due to the financial strength ratings of its underwriting subsidiaries, its strong capital position, the high quality service that it provides and its expertise in handling complex transactions.  In particular, the combined capital position of the Company’s three principal underwriting subsidiaries enables it to underwrite large commercial policies while purchasing less reinsurance, thus increasing profitability.

Reducing Costs and Expenses.  Losses resulting from claims under title insurance policies represent a relatively small part of the Company’s overall costs. However, operating costs, the largest portion of expenses relating to providing title insurance, are relatively high compared to other types of insurers.  The Company continues to implement the concept of service centers, in which its three principal title operating subsidiaries share a single back office processing center in a geographic region while continuing to market from separate storefronts under different operating names.  This concept has reduced the Company’s cost per order in the markets where it is operational.  In addition, the Company has several pilot projects underway to automate title production and workflow in its service centers.  The Company provides escrow support from several centralized locations, thereby increasing service levels and improving efficiency. The Company is also evaluating other opportunities to streamline operations, such as out-sourcing and off-shoring, where a determination is made that the cost\benefit of these initiatives will improve customer service and provide value to the Company’s shareholders.

Using Technology. In 2002, the Company began providing internet-based order processing, status tracking and document delivery to its direct customers through the Residential Connection.  This program was so successful the Company expanded the services and geographic coverage of this initiative during 2003.  Additionally, the Company also introduced the Commercial Connection for certain commercial customers in 2002.  After receiving a positive market reaction for this product, the Company expanded the services and geographic coverage of this initiative in 2003.  The Company also provides TitleWave®, a web-based agent relationship and production management system enabling agents to order and receive a variety of title related products from the Company’s agency production centers in 21 states.  These technology interfaces speed up transactions and create efficiencies for both the Company and its customers.  Also, the Company’s agency service center introduced a paperless remittance process for agents.  The Company continues to identify ways to utilize technology to provide superior customer service and increase the operational efficiency of the Company.

Enhancing Cost Control Flexibility.  The Company manages its personnel expenses to reflect changes in the level of activity in the real estate market.  As a result, the Company’s employee base expands and contracts over time.  In order to manage personnel costs more efficiently throughout the real estate cycle, the Company uses temporary or part time employees where appropriate to staff operations so the Company can respond more rapidly to changes in real estate activity.

Regulation

The title insurance business is regulated by state regulatory authorities who possess broad powers relating to the granting and revoking of licenses, and the type and amount of investments which the Company’s title insurance subsidiaries may make.  These state authorities also regulate insurance rates, forms of policies, claims handling procedures and the form and content of required annual statements, and have the power to audit and examine the financial and other records of these companies.  Some states require title insurers to own or lease title plants.  A substantial portion of the assets of the Company’s title underwriting subsidiaries consists of their portfolios of investment securities.  Each of these subsidiaries is required by the laws of its state of domicile to maintain assets of a statutorily defined quality and amount.  See “Investment Policies” below. Under state laws, certain levels of capital and surplus must be maintained and certain amounts of portfolio securities must be segregated or deposited with appropriate state officials.  Various state statutes require title insurers to defer a portion of all premiums in a reserve for the protection of policyholders and to segregate investments in a corresponding amount. State regulatory policies also restrict the amount of dividends and distributions that title insurance companies may pay to their shareholders without prior regulatory approval.  Generally, all of the title underwriters that meet certain financial thresholds are required to engage independent auditors to audit their statutory basis financial statements which, along with the auditor’s report, must be filed with the state insurance regulators.

The National Association of Insurance Commissioners (the “NAIC”) has adopted model legislation which if enacted by individual states would regulate title insurers and agents nationally and would change certain statutory reporting requirements.  The proposed legislation also would require title insurers to audit agents periodically and require licensed agents to maintain professional liability insurance. A number of states have adopted legislation similar to some of the provisions contained in the NAIC model legislation. The Company cannot predict whether all or any portion of the proposed legislation or any similar legislation will be adopted in any other states. Also, the NAIC has adopted an instruction requiring an annual certification of reserve adequacy by a qualified actuary.  Because all of the states in which the Company’s title insurance subsidiaries are domiciled require adherence to NAIC filing procedures, each such subsidiary, unless it qualifies for an exemption, must file an actuarial opinion with respect to the adequacy of its reserves.

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

Cyclicality and Seasonality

The title insurance business is closely related to the overall level of residential and commercial real estate activity, which is generally affected by the relative strength or weakness of the United States economy.  In addition, title insurance volumes fluctuate based on the effect changes in interest rates have on the level of real estate activity.  Periods of increasing interest rates usually have an adverse impact on real estate activity and therefore premium and fee revenues.  In contrast, real estate activity usually increases when interest rates fall. In 2002 and 2003 the Company and the title insurance industry benefited from the lowest interest rates in the last 40 years.

Historically, residential real estate activity has been generally slower in the winter, when fewer families buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity is generally more uniform throughout the seasons, but is subject to interest rate variability.  The Company typically reports its lowest revenues in the first quarter, with revenues increasing into the second quarter and through the third quarter.  The fourth quarter customarily may be as strong as the third quarter, depending on the level of activity in the commercial real estate market.  However, in 2002 and 2003 the Company’s fourth quarter revenues were stronger than the third quarter due to increased activity in the residential real estate market related to refinance activity.

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

B.

Lender Services

     Products and Services

The Lender Services segment focuses on mortgage lenders as a distinct customer base for certain of the Company’s products and services, including real estate tax payment services, flood zone certifications, consumer mortgage credit reporting and default management services.

Tax Services.  With the acquisition of LERETA Corp. (“LERETA”) on October 1, 2003, the Company began to offer real estate tax processing services to mortgage lenders through LERETA’s nationwide network. This service monitors and reports real estate property tax data needed by mortgage lenders on properties securing loans made by such mortgage lenders. During the lending process, LERETA can advise lenders whether there are any delinquent taxes associated with the property. Where the lender requires an escrow for the payment of taxes by borrowers during the term of the loan, LERETA determines the timing and amount of the tax payment due on the property and interfaces with the loan servicing department of the mortgage lender and the various local taxing authorities to facilitate the timely payment of real property taxes.

Services performed for mortgage lenders vary significantly, as some lenders prefer complete outsourcing of all tax service functions to LERETA while other lenders prefer to perform their own tax service and purchase data from LERETA.  The Company believes that the trend among large lenders recently has been to perform their own tax service. LERETA has developed a series of products to provide these lenders with the data and other tools they need to perform the tax service functions themselves.

Two mortgage lending customers account for approximately 60% of LERETA’s gross revenues.  LERETA competes on the basis of price and service with its three main competitors in the tax service business – The First American Corporation, Fidelity National Financial Corp. and ZC Sterling Insurance Agency, Inc.

Flood Zone Certifications.  Through LERETA, the Company provides mortgage lenders with information regarding whether property that is to be used to secure a loan is located in a special flood hazard area as defined by a federal agency. If the structure is in a special flood hazard area, the borrower is required to purchase flood insurance prior to closing of the transaction. LERETA’s flood service includes an initial flood zone determination report provided to the lender at the origination of the loan and subsequent notifications to the lender during the term of the loan of any changes in a property’s flood zone status brought about by changes in flood insurance rate maps.

Although there are numerous suppliers of flood zone certification services, the largest competitors of LERETA are The First American Corporation, Fidelity National Financial, Inc. and Geotrac Inc.

Consumer Mortgage Credit Reporting. Effective August 31, 2003, the Company acquired INFO1 Holding Company, Inc. (“INFO1”), the fourth largest independent mortgage credit reporting provider in the United States.  INFO1 is a nationwide provider of consumer credit reports and income, employment and tax return verifications to lenders engaged in mortgage origination.  INFO1’s technology interfaces with many loan origination systems and permits 24 hour/7 days a week monitoring and response.  INFO1’s credit information is obtained using technology linked to the three major credit bureaus, Equifax, Experian and Trans Union.  In addition, through INFO1’s Bureau Direct™, a borrower’s erroneous credit information can be updated at each of the three major credit bureaus in 72 hours or less, thereby reducing the necessary paperwork and time required by the borrower and the lender seeking to close a transaction. In February 2004, INFO1 expanded its presence in the western United States through the acquisition of two credit reporting companies in Utah and California.

Default Management.  A subsidiary of the Company, LandAmerica Default Services Company, provides comprehensive default management services to lenders and mortgage servicing operations. These services consist of customized reports, broker price opinions and appraisals, foreclosure, management of properties acquired at foreclosure, bankruptcy services, reconveyance processing and lien release.

C.

Corporate and Other

The Corporate and Other group of business segments include Orange County Bancorp and its wholly-owned subsidiary, Centennial Bank (“Centennial”), LandAmerica Assessment Corporation, Inspectech, Inc. and LandAmerica Valuation Corporation (formerly known as LandAmerica Commercial Appraisal Corporation).  The Company exited the residential appraisal business in 2002.

Centennial.  On November 30, 2003, the Company acquired Centennial, a California industrial bank, to assist the Company in making its escrow and closing services more profitable and efficient.  Centennial’s primary business is the origination and bulk purchase of commercial real estate loans in the Southern California market.  Deposits are solicited through the internet for both certificates of deposit and passbook savings accounts. As an industrial bank, Centennial does not accept demand deposits, such as checking accounts, that provide for payment to third parties. Centennial does not offer banking services such as credit cards or automated teller machines. The following is a summary of certain information relating to Centennial’s deposits, loans and allowances for loan losses for the last five years.  As noted above, information related to periods prior to November 30, 2003, have not been included in the Company’s financial position and results of operations as the Company acquired the bank effective November 30, 2003.

At December 31, 2003, Centennial held $203.9 million in total deposits. Certificates of deposit and passbook savings accounts represented 60.6% and 39.4%, respectively, of total deposits as of that date.

At December 31, 2003, Centennial had $258.2 million of outstanding loans representing 126.6% of total deposits. The average loan balance outstanding at December 31, 2003 was $.2 million.  Centennial makes loans only on a secured basis, at loan-to-value percentages no greater than 75%. Significantly all of Centennial’s loans are made on a variable rate basis. Loans that Centennial made or acquired during 2003 ranged in amount from $.3 million to $4.3 million.   Centennial’s commercial real estate loans are typically smaller in size and more tailored to fit the customer than those issued by large financial institutions that maintain minimum size requirements of $0.5 million to $1.0 million or more. Centennial’s primary competitors in the California market are local community banks, thrift and loan companies and, to a lesser extent, commercial banks.

The average yield on Centennial’s loan portfolio as of December 31, 2003 was 7.4%. A number of factors are included in the determination of average yield, principal among which are loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of discounts on purchased loans. Centennial’s average loan is 25 years in duration.

The following table presents the amounts of Centennial’s outstanding loans, by category, as of the dates indicated.

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)

Commercial, financial and agricultural	$ 53	$ 49	$ 348	$ 52	$ 271
Real estate – mortgage	253,880	203,732	142,820	103,602	76,811
Installment loans to individuals	4,295	11,018	18,656	22,531	20,552
Lease financing	-	295	300	325	390
Total	$ 258,228	$ 215,094	$ 162,124	$ 126,510	$ 98,024

The performance of Centennial’s loan portfolio is evaluated on an ongoing basis by its management. Loans are typically classified as non-accrual if they miss three or more contractual payments.   Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, in accordance with the contractual interest and principal payment terms of interest and principal. While a loan is classified as non-accrual and future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding.  When the future collectibility of the recorded loan balance is expected, interest may be recognized on a cash basis.

The following table sets forth the amount of Centennial’s nonperforming loans as of the dates indicated.

	December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)

Nonaccrual loans	$ 111	$ 69	$ 84	$ 166	$ 172

Total nonperforming assets	$ 111	$ 69	$ 84	$ 166	$ 172

Allowance for loan losses
to nonperforming assets	23.44X	30.57X	18.43X	7.62X	5.56X

Nonperforming assets to
period end loans	.04%	.03%	.05%	.13%	.18%

Based on a variety of factors concerning the creditworthiness of its borrowers, the Company determined that Centennial had $.01 million in potential problem loans in existence as of December 31, 2003.

The allowance for loan losses is established through a provision for loan losses.  A loan is charged off against the allowance for loan losses when the Company believes that collectibility of the principal is unlikely.  The allowance is an amount that management believes is adequate to absorb estimable and probable losses on existing loans and contracts. The Company takes into consideration changes in the nature and volume of its portfolio, overall portfolio quality, prior loss experience, review of specific problem loans and contracts, regulatory guidelines and current economic conditions that may affect the borrower’s ability to pay.  Additionally, certain regulatory agencies, as part of their examination process, periodically review the Company’s allowance for loan losses.  These agencies may require adjustments to the allowance based on their judgment regarding information made available to them. See Note 1 to the Consolidated Financial Statements.

The following table provides certain information with respect to Centennial’s allowance for loan losses, and charge-off and recovery activity, for the periods indicated.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)

Balance at beginning of period	$ 2,109	$ 1,551	$ 1,264	$ 956	$ 897
Charge-offs:
Commercial, financial and agricultural	–	–	–	–	43
Installment loans to individuals	263	434	625	421	503
Total loans charged off	263	434	625	421	546
Recoveries:
Commercial, financial and agricultural	–	–	–	1	9
Real estate – mortgage	2	3	2	–	–
Installment loans to individuals	44	81	95	71	77
Lease financing	–	1	5	3	21
Total recoveries	46	85	102	75	107
Net charge-offs	217	349	521	346	439
Provision for loan losses	710	907	810	654	498
Balance at end of period	$ 2,602	$ 2,109	$ 1,551	$ 1,264	$ 956

Ratio of net charge-offs to average loans outstanding during the period	.1%	.2%	.4%	.4%	.6%

The following table shows the allocation of Centennial’s allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated.

	December 31,
	2003		2002		2001		2000		1999
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(dollars in thousands)
Real estate – mortgage	$ 1,310	50.3%	$ 897	42.6%	$ 626	40.5%	$ 488	38.6%	$ 238	24.9%
Installment loans to individuals	237	9.1%	373	17.7%	598	38.6%	571	45.2%	596	62.3%
Lease financing	–	0.0%	3	0.1%	3	0.1%	5	0.4%	8	0.9%
Unallocated	1,055	40.6%	836	39.6%	324	20.8%	200	15.8%	114	11.9%
Total	$ 2,602	100.0%	$ 2,109	100.0%	$ 1,551	100.0%	$ 1,264	100.0%	$ 956	100.0%

(1)

Each percentage represents the percent of the loans in the applicable category to total loans.

LandAmerica Assessment Corporation.  LandAmerica Assessment Corporation, a subsidiary of the Company, offers due diligence services to assist clients in determining the initial feasibility of commercial real estate transactions and ongoing due diligence requirements. LandAmerica Assessment Corporation has more than 300 field professionals in the United States and Canada, providing national coverage for a variety of due diligence services including real estate engineering services, environmental assessment services, construction monitoring services and surveillance services.

Real estate engineering services typically involve the assessment of the condition of a property and its systems including structural integrity, HVAC, mechanical and electrical, fire and safety, as well as zoning, building code and handicap compliance. LandAmerica Assessment Corporation also will assess seismic vulnerability providing its clients with a statement of probable maximum loss based on field observation, geotechnical information, seismicity, liquefaction and slope gradient.

Environmental assessment services are used to determine the environmental liability risk of a given property. LandAmerica Assessment Corporation is well-versed in a wide variety of scope variations and has experience with most major lending institutions and investment banking criteria including ASTM E 1528, Fannie Mae, Freddie Mac, Thrift Bill 16, and Standard & Poors.

Construction lending services include construction cost analysis and construction progress monitoring on all types of projects such as commercial/retail, residential tract development and assisted living, hospitality, and industrial developments.

Surveillance services primarily include property inspections. LandAmerica Assessment Corporation offers its Industrial Tenant Audit for surveillance purposes as well as its Commercial Mortgage Backed Securities Annual Property Inspections. These services are designed to assess property condition and potential environmental risk and determine maintenance requirements.

Inspectech.  Inspectech, Inc., a subsidiary of the Company, provides commercial and residential inspections for real estate transactions in various states.  In 2003, these states included Arizona, California, Florida, Georgia, Illinois, Indiana, New Jersey and Wisconsin.  In January 2004, Inspectech acquired ABA Inspections and Consulting, a Missouri–based home inspection business to continue its geographic expansion.

Commercial Appraisal Operations.  LandAmerica Valuation Corporation (formerly known as LandAmerica Commercial Appraisal Corporation), a subsidiary of the Company, offers commercial appraisals and valuations through the Commercial Services division.  These operations offer appraisals and valuations on all types of property including office, retail, industrial, multi-family, special purpose, and hospitality. We offer custom report formats based on lender specifications as well as all standard commercial reports.

Investment Policies

The Company earns investment income from its portfolio consisting primarily of fixed-maturity debt securities issued principally by corporations and United States, state and local jurisdictions, as well as by United States government agencies.  Additionally, through its acquisition of Orange County Bancorp and its wholly-owned subsidiary Centennial Bank, the Company earns investment income through its portfolio of loans receivable.  The investment portfolio primarily resides in the Company’s title underwriting subsidiaries, while the loan portfolio is reported in the Company’s Corporate and Other group of businesses.  At December 31, 2003, significantly all of the Company’s investment portfolio consisted of investment grade securities.  Under the Company’s investment guidelines, up to 20% of the investment portfolio may be invested in non-fixed maturity investments.  The Company’s portfolio is managed to comply with the various state regulatory requirements while maximizing net after-tax yield.  The Company generally does not invest in common stock issued by unaffiliated entities other than a 2% allocation to REIT securities.  The investment portfolio is managed by professional investment advisors under guidelines that govern the types of permissible investments, investment quality, maturity, duration, and concentration of issuer.  These guidelines, and the Company’s investment strategies, are established and periodically re-examined by the Investment Funds Committee of the Company’s Board of Directors.  This Committee also reviews the performance of the investment advisors on a quarterly basis.  See Notes 2 and 5 to the Consolidated Financial Statements.

Employees

As of December 31, 2003, the Company had 11,273 full time and 254 part time employees.  The Company’s relationship with its employees is good.  No employees of the Company are covered by any collective bargaining agreements, and the Company is not aware of any union organizing activity relating to its employees.

ITEM 2.

PROPERTIES

The Company owns an office building and adjacent real estate in Richmond, Virginia that it uses for its corporate headquarters.  This property consists of approximately 128,000 square feet of office space and parking facilities.  In addition, the Company and its subsidiary, LERETA, own certain properties that, in the aggregate, are not material to the Company’s business taken as a whole. The Company’s subsidiaries conduct their business operations primarily in leased office space.  As of December 31, 2003, the Company had numerous leases for its branch offices and subsidiaries throughout the states in which they operate.

The Company’s title plants constitute a principal asset.  Title plants consist of copies of public records, maps, documents, previous reports and policies indexed to specific properties in an area.  The title plants are generally located at the office which serves a particular locality or in “service centers” serving multiple localities in major metropolitan areas.  They enable title personnel to examine title matters relating to a specific parcel of real property as reflected in the title plant, and eliminate or reduce the need for a separate search of the public records.  They contain material dating back a number of years and are updated (with the exception of certain title plants) through the addition of copies of documents filed of record which affect real property.  The Company maintains title plants covering many of the areas in which it operates, although certain offices utilize title plants jointly owned and maintained with other title insurers.  The Company capitalizes only the initial cost of title plants.  The cost of maintaining such plants is charged to expense as incurred. The title plants and title examination procedures have been automated and computerized to a large extent in many areas.

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

Litigation Not in the Ordinary Course of Business

On October 7, 2002, the People of the State of California filed an action (the “Attorney General Suit”) in the Sacramento Superior Court against the Company and its subsidiaries, Lawyers Title Insurance Corporation, Commonwealth Land Title Insurance Company, Commonwealth Land Title Company and Lawyers Title Company (Case No. 02AS06111) (collectively, the “Defendants”) alleging that the Defendants (i) failed to escheat unclaimed property to the Controller of the State of California on a timely basis, (ii) charged California home buyers and other escrow customers fees for services which were never performed, or which cost less than the amount charged, and (iii) devised and carried out schemes with financial institutions to receive interest, or monies in lieu of interest, on escrow funds deposited by the Defendants with financial institutions in demand deposits. A final judgment was entered against the Defendants on October 8, 2002 (the “Final Judgment”), pursuant to a settlement agreement with the Attorney General of the State of California and the District Attorney and City Attorney of the City and County of San Francisco.  The Final Judgment provides for (i) injunctive relief, (ii) aggregate cash payments and future discounts to eligible customers of up to $8 million and (iii) a cash payment of $1.6 million for penalties, attorneys’ fees, costs and cy-pres restitution. The Company made the $1.6 million cash payment and has accrued its best estimates of the aggregate cash payments. Discounts on future escrow and title services will be treated as reductions of revenue during the period in which they occur.  The Final Judgment is subject to the verification of information provided by the Defendants during settlement negotiations.  The verification process has been completed and the report of the independent accountant as verifier accepted by the Attorney General of the State of California, with no change in the amounts payable by the Defendants under the settlement agreement approved in the Final Judgment.

On or about June 16, 2000, Norman E. Taylor, Connie S. Taylor, Lynne Thompson Jones-Brittle, Colin R. Callaghan and Miriam J. Callaghan (collectively, the “Plaintiffs”) filed a putative class action suit (the “Taylor Suit”) in the Superior Court of Los Angeles, California (Case No. BC 231917) against the Company, Commonwealth Land Title Insurance Company, Commonwealth Land Title Company, Lawyers Title Insurance Corporation and Lawyers Title Company (collectively, the “Defendants”). The Plaintiffs purport to represent the general public and a class defined in the Third Amended Complaint dated March 20, 2002 (the “Third Amended Complaint”) as “[a]ll persons or entities who, from June 16, 1996 to the present, incident to purchase, sale or refinancing of real property located in California, deposited funds in escrow accounts controlled by the Defendants and were not paid interest on their funds and/or were charged fees for services not rendered by Defendants or excessive fees for the services Defendants performed.” The Plaintiffs allege in the Third Amended Complaint that the Defendants unlawfully (a) received interest, other credits or payments that served as the functional equivalent of interest, on customer escrow funds; (b) charged and retained fees for preparing and recording reconveyances that they did not prepare or record, and charged and retained excessive fees for other escrow-related services; and (c) swept or converted funds in escrow accounts based upon contrived charges prior to the time the funds escheated or should have escheated to the State of California pursuant to the Unclaimed Property Law.  The Plaintiffs assert claims for relief against the Defendants based on (i) violation of California’s Unfair Business Practices Act, California Business and Professions Code §§ 17200, et. seq.; (ii) violation of California’s Deceptive, False and Misleading Advertising Act, California Business and Professions Code §§ 17500, et. seq.; and (iii) unjust enrichment. The Plaintiffs seek injunctive relief, restitution of improperly collected charges and interest and the imposition of an equitable constructive trust over such amounts, damages according to proof, punitive damages, costs and expenses, attorneys’ fees, pre- and post-judgment interest and such other and further relief as the Court may deem necessary and proper.  On February 4, 2003, the Court granted the Defendants’ Motion for Judgment on the Pleadings relating to the claims brought on behalf of the general public, thereby limiting the relief that the Plaintiffs may recover to restitution and attorneys’ fees on behalf of the putative class.  In December 2003, the parties entered into a settlement agreement with materially the same settlement procedures as and to be coordinated with the procedures in the settlement agreement approved in the Final Judgment and providing for the addition of $1,000,000 to the restitution fund provided for in the settlement of the

Attorney General Suit, a cash payment of $500,000 to the Plaintiff’s counsel and $1,000 to each of two class representatives. On February, 20, 2004, the Superior Court gave final approval to the settlement agreement reached with the Plantiffs in the Taylor Suit.

The settlements of the Attorney General Suit and the Taylor Suit provide that they do not constitute an admission of liability or wrongdoing by the Defendants.  Notice of the settlement in the Attorney General Suit and the Taylor Suit was published in a number of California newspapers in December 2003.  The claims process for cash payments commenced December 17, 2003 and will end March 16, 2004.  The charge reduction program through which eligible customers may receive a $20 reduction in title and/or escrow services is scheduled to begin in June 2004, after the close of the cash claims process.  The charge reduction program will continue until the earlier of the exhaustion of the combined $9 million fund or ten years, with the charge reduction to be adjusted after seven years if necessary, to insure full use of the fund.

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

On May 9, 2000, Romeo Jergess filed a putative class action suit (the “Jergess Suit”) in the United States District Court for the Eastern District of Michigan, Southern Division (Case No. 00-72124) against Transnation Title Insurance Company (“Transnation”), a subsidiary of the Company.  The suit alleges that Transnation’s rate for an owner’s title insurance policy, charged in accordance with rates for new construction filed with the Insurance Bureau of the State of Michigan, are less than the rate paid by the lender for a simultaneously issued lender’s title insurance policy, and that the lower rate paid by the builder/developer for the owner’s policy involves an illegal kickback for a referral and an illegal splitting of fees in violation of the Real Estate Settlement Procedures Act (“RESPA”). On April 27, 2001, a similar suit was filed by Elaine Miller (the “Miller Suit”) in the same court (Case No. 01-71647) against Lawyers Title Insurance Corporation (“Lawyers Title”), a subsidiary of the Company. The plaintiffs in both suits seek an unspecified amount of damages equal to three times the amount of the charge for each simultaneously issued lender’s title insurance policy in connection with a new home purchase commencing with the period one year before the filing of each complaint, plus costs, interest and attorneys’ fees. The Jergess Suit and the Miller Suit were consolidated on July 18, 2002 with cases pending against First American Title Insurance Company and Chicago Title Insurance Company.  On December 5, 2002, the court certified a class defined as all individuals who, during the period commencing prior to one year of the filing of the applicable suit and ending on October 30, 2002, purchased a newly constructed one to four family dwelling or condominium and were charged for a lender’s title insurance policy allegedly in violation of RESPA. On February 12, 2003, the United States Court of Appeals for the Sixth Circuit denied Transnation’s and Lawyers Title’s petitions for an interlocutory appeal of the class certification order.  On October 30, 2003, the judge ordered that individuals otherwise meeting the class definition, but who closed transactions involving relevant policies between October 31, 2002 through October 30, 2003, would not be subject to a statute of limitations defense raised by Transnation Title or Lawyers Title between October 30, 2003 and October 31, 2004.  Discovery is currently underway.  Transnation and Lawyers Title intend to defend vigorously the consolidated suits.  A trial date has not been set.  At this early stage in the litigation, no estimate can be made of the impact on the Company that could result from an unfavorable outcome at trial.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS

Senior management changes effective January 1, 2004 included the promotion of Janet A. Alpert to Vice Chairman and Theodore L. Chandler, Jr. to President and Chief Operating Officer of the Company.  Michelle H. Gluck was appointed Executive Vice President, General Counsel and Secretary to replace Russell W. Jordan, III, who retired on the same date, and Melissa A. Hill was appointed as Executive Vice President – Production Resources of the Company to oversee the development of methods to increase the efficiency of the Company’s production facilities.

On November 18, 2003, the Company announced a new customer-focused strategy to improve service quality and operational excellence for customers.  In conjunction with that strategy, leadership positions and teams were created to support our primary customer groups:  agents, direct, commercial and national lenders.  Effective January 1, 2004, three new executive officers were appointed to head the Agency Services, Commercial Services and Direct Services customer teams. These new executive officers are Kenneth Astheimer, Jeffrey C. Selby and Glyn J. Nelson.  Charles H. Foster, Jr., the Chairman and Chief Executive Officer, has been designated to oversee the National Lender Services team.

Set forth below are the persons who serve as executive officers of the Company, their ages and positions as of March 1, 2004, and their business experience during the prior five years.  There are no family relationships between any of such persons and any director, executive officer or person nominated or chosen to become a director or executive officer.

Name	Age	Office and Experience
Charles H. Foster, Jr.	61

Chairman and Chief Executive Officer of the Company since October 1991.  Mr. Foster also serves as Chairman and Chief Executive Officer of Lawyers Title, a position he has held for more than five years.  In addition, since June 1, 1999, Mr. Foster has served as Chairman and Chief Executive Officer of Commonwealth and Transnation.

Janet A. Alpert	57

Vice Chair of the Company and each of Lawyers Title, Commonwealth and Transnation since January 1, 2004. Ms. Alpert previously served as President of the Company and each of Lawyers Title, Commonwealth and Transnation, positions held for more than five years.

Theodore L. Chandler, Jr.	51

President and Chief Operating Officer of the Company and each of Lawyers Title, Commonwealth and Transnation, since January 1, 2004. Mr. Chandler previously served as Chief Operating Officer of the Company and each of Lawyers Title, Commonwealth and Transnation from July 24, 2002 to December 31, 2003. Mr. Chandler served as Senior Executive Vice President of the Company and each of Lawyers Title, Commonwealth and Transnation from January 31, 2000 until July 24, 2002. Mr. Chandler was a member of the law firm of Williams Mullen until January 31, 2000, a position he held for more than five years.

Name	Age	Office and Experience
G. William Evans	49

Chief Financial Officer of the Company and each of Lawyers Title, Commonwealth and Transnation since September 15, 1999.  Mr. Evans served as Executive Vice President – Information Technology of the Company from February 27, 1998 to September 15, 1999.

Michelle H. Gluck	44

Executive Vice President, General Counsel and Secretary of the Company since January 1, 2004.  Ms. Gluck served previously as Vice President, Associate General Counsel and Assistant Secretary of Kmart Corporation from June 2001 to September 2003 and Vice President, Associate General Counsel and Assistant Secretary of The Sports Authority, Inc. from February 1999 to May 2001.  From April 1996 to January 1999, Ms. Gluck served as a legal consultant to American Household, Inc. (f/k/a Sunbeam Corporation) and Office Depot.

Kenneth Astheimer	55

Executive Vice President – Agency Services of the Company since September 2002. Mr. Astheimer also serves as Executive Vice President for each of Lawyers Title, Commonwealth and Transnation, positions held for more than five years. Mr. Astheimer previously served as President and Chief Executive Officer of LandAmerica OneStop from January 2001 to September 2002.  Mr. Astheimer served as Executive Vice President – Regional Manager from January 1998 to January 2001.

Jeffrey C. Selby	58

Executive Vice President – National Commercial Services of the Company since January 1, 2004. Mr. Selby also serves as Executive Vice President of Commonwealth and Transnation, positions held since March 25, 1999 and for Lawyers Title, a position he has held for more than five years. Mr. Selby served as Executive Vice President - Director of National Commercial Services and Manager of National Agents and Affiliates of the Company from February 17, 1999 to December 31, 2003. Mr. Selby served as Senior Vice President - Manager of National Agents and Affiliates of the Company from March 1, 1998 to February 17, 1999.

Glyn J. Nelson	50

Executive Vice President – Direct Services of the Company and Lawyers Title since January 1, 2004 and Senior Vice President of Commonwealth and Transnation since May 1998.  Prior to January 1, 2004, he served as Senior Vice President of the Company, a position he held for more than five years.

Name	Age	Office and Experience
Melissa A. Hill	47

Executive Vice President – Production Resources of the Company since January 1, 2004. Ms. Hill previously served as President of LandAmerica OneStop from August 2002 to December 2003.  Ms. Hill served in a variety of capacities for the Company between April 2001 and August 2002.  Ms. Hill was Chief Operating Officer of Enterra, a division of The Associates from January 1999 to April 2001, and was Senior Vice President of Lender’s Services, Inc. from August 1996 to January 1999.

John R. Blanchard	55	Senior Vice President - Corporate Controller of the Company and each of Lawyers Title, Commonwealth and Transnation since February 27, 1998.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Price of Common Stock and Dividends

The Common Stock of the Company trades on the New York Stock Exchange (“NYSE”) under the symbol “LFG.”

The following table sets forth the reported high and low sales prices per share of the Common Stock on the NYSE Composite Tape, based on published financial sources, and the cash dividends per share declared on the Common Stock for the calendar quarter indicated.

Price Range
	High	Low	Dividends

Year Ended December 31, 2002 First quarter Second quarter Third quarter Fourth quarter	$34.63 36.85 36.70 38.30	$25.55 29.19 25.25 29.60	$0.05 0.05 0.07 0.07
Year Ended December 31, 2003 First quarter Second quarter Third quarter Fourth quarter	$40.10 48.91 50.54 53.18	$35.50 39.40 43.55 44.60	$0.07 0.07 0.10 0.10

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

Because the Company is a holding company, its ability to pay dividends will depend largely on the earnings of, and cash flow available from, its subsidiaries.  In a number of states, certain of the Company’s insurance subsidiaries are subject to regulations that require minimum amounts of statutory surplus.   Under these and other such statutory regulations, approximately $103.1 million of the net assets of the Company’s consolidated insurance subsidiaries are available for dividends, loans or advances to the Company during 2004.

In addition to the minimum statutory surplus requirements described above, these insurance subsidiaries are also subject to state regulations that require approval of the insurance regulators of such states prior to payment of any extraordinary dividends or distributions. The Company received approval from the Virginia Bureau of Insurance for an extraordinary dividend of $100.0 million from Lawyers Title Insurance Corporation in connection with the acquisition of LERETA Corp. on October 1, 2003.

The following table summarizes the insurance laws and regulations that restrict the amount of dividends or distributions that Commonwealth, Lawyers Title and Transnation are permitted to distribute to the Company in the 12-month period ending December 31, 2004 without prior regulatory approval:

Subsidiary	Regulatory Agency	Regulatory Limitation	Financial Limitation (1)
Commonwealth	Pennsylvania Department of Insurance	Payment of dividends or distributions may not exceed the greater of: • 10% of such insurer’s surplus as of the preceding year end, or • the net income of such insurer for such preceding year.	$70.6 million
Lawyers Title	Virginia Bureau of Insurance

Payment of dividends or distributions is limited to the lesser of:

•

10% of such insurer’s surplus as of the preceding December 31, or

•

the net income, not including realized capital gains, of such insurer for the preceding calendar year.

$26.5 million
Transnation	Arizona Department of Insurance

Payment of dividends or distributions is limited to the lesser of:

•

10% of such insurer’s surplus as of the preceding December 31, or

•

such insurer’s net investment income for the preceding calendar year.

$5.9 million

(1)

Based on statutory financial results for the year ended December 31, 2003.

In addition to regulatory restrictions, the Company’s ability to declare dividends is subject to restrictions under a Revolving Credit Agreement, dated as of November 6, 2003, between the Company and a syndicate of banks led by SunTrust Bank, that generally limit the aggregate amount of all cash dividends and stock repurchases by the Company to 30% of its cumulative consolidated net income arising after December 31, 2002.  As of December 31, 2003, approximately $49.6 million was available for the payment of dividends by the Company under the Revolving Credit Agreement.  Management does not believe that the restrictions contained in the Revolving Credit Agreement will, in the foreseeable future, adversely affect the Company’s ability to pay cash dividends at the current dividend rate.

Number of Shareholders of Record

As of March 1, 2004, there were approximately 1,258 shareholders of record of the Company’s Common Stock, including the Depository Trust Corporation, which acts as a clearinghouse and nominee for multiple brokerage and custodial accounts.

Recent Sales of Unregistered Securities

On November 26, 2003, the Company sold $100.0 million of its 3.125% Convertible Senior Debentures due 2033 (the “Debentures”) in a private placement transaction to J.P. Morgan Securities, Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., Ferris, Baker Watts Incorporated, Fleet Securities, Inc. and SunTrust Capital Markets, Inc., as initial purchasers.  On December 5, 2003, the Company sold an additional $15.0 million of the Debentures to the initial purchasers in a private placement transaction pursuant to an option to purchase additional Debentures granted by the Company to the initial purchasers.  The Debentures were sold by the Company for cash at a 2.0% discount to their principal face amount, which equaled a total discount to the initial purchasers of approximately $2.3 million on an aggregate sale of $115.0 million of Debentures.  The net proceeds to the Company, after deducting the initial purchasers’ discount and estimated offering expenses, were approximately $112.3 million.

The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 in connection with the offer and sale of the Debentures to the initial purchasers.   Each initial purchaser has agreed that (i) the Debentures may not be offered or sold except pursuant to an exemption from the registration requirements of the Securities Act of 1933 or in transactions not subject to those registration requirements and that (ii) during the initial distribution of the Debentures, it will offer or sell Debentures only to qualified institutional buyers in compliance with Rule 144A under the Securities Act of 1933.

The Debentures are convertible by the holders prior to stated maturity under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) commencing after December 31, 2003 and before December 31, 2028, if the last reported sale price of the Company’s Common Stock is greater than or equal to 125% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (ii) at any time on or after January 1, 2029 if the last reported sale price of the Company’s Common Stock on any date on or after December 31, 2028 is greater than or equal to 125% of the conversion price; (iii) subject to certain limitations, during the five business day period after any five consecutive trading day period in which the trading price per Debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of the Company’s Common Stock; (iv) if the Company calls the Debentures for redemption; (v) upon the occurrence of certain corporate transactions; or (vi) if the Company obtains credit ratings for the Debentures, at any time when the credit ratings assigned to the Debentures are below the levels specified in the offering memorandum dated November 20, 2003. Upon conversion, the Company will have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock.

The Debentures are convertible into shares of Company Common Stock at an initial conversion rate of 14.9162 shares per $1,000 principal amount of Debentures, which is equivalent to a conversion price of $67.04 per share of Common Stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events.

In February 2004, the Company filed a registration statement on Form S-3 to register both the debentures and common stock associated with this transaction.

ITEM 6.

SELECTED FINANCIAL DATA

The information set forth in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.

For the year ended December 31:	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Revenues………………	$3,406,002	$2,586,550	$2,170,477	$1,802,405	$2,048,013
Net income (loss)………	192,120 (1)	149,352 (2)	60,266 (3)	(80,766) (4)	54,317
Net income (loss) per common share…………	10.43	8.10	3.42	(6.60)	3.21
Net income (loss) per common share assuming dilution………	10.31	8.04	3.24	(6.60)	2.79
Dividends per common share…………	0.34	0.24	0.20	0.20	0.20
At December 31:
Total assets……………	2,717,460	1,910,832	1,707,481	1,618,957	1,657,921
Shareholders’ equity…………………	1,044,478	863,620	727,493	644,100	730,703

(1)

In 2003, the Company recorded exit and termination costs, net of tax of $170 related to facility rationalization programs with an offset related to reductions in the Primis accruals established in 2002.  Additionally, the Company recorded title plant impairments net of tax of $3,191.

(2)

In 2002 the Company recorded exit and termination costs net of tax of $8,690 related to its Primis operations.

(3)

In the fourth quarter of 2001, the Company reassessed the carrying value of intangibles and capitalized software which resulted in net of tax charges to earnings of $32,893.  See Note 18 to the Consolidated Financial Statements.

(4)

The net loss reported by the Company for the fiscal year ended December 31, 2000 resulted from a change in the Company’s method for assessing the recoverability of goodwill (not associated with impaired assets) during the fourth quarter of 2000 which resulted in net of tax charges of $110,369.

.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During 2003, the Company expanded the breadth of services that it provides to its customers.  As a result, the Company is providing information regarding the Company’s two major business segments, Title Insurance and Lender Services. Other non-reportable business segments are reported in a category called Corporate and Other.  These groupings of business units are used by Company management to manage the Company’s operations.  The Company’s dominant segment is Title Insurance, which in 2003 accounted for 97.4% of the Company’s operating revenues.

Title Insurance

Our Title Insurance segment is influenced by the level of real estate activity and the cost and availability of mortgage funds.  Revenue for this segment results primarily from resales and refinancing of residential real estate and, to a lesser extent, from commercial transactions and the construction and sale of new housing.  In addition, Title Insurance revenue is affected by the Company’s sales and marketing efforts and its strategic decisions based on the rate structure and claims environment in particular markets.

Premiums and fees are determined both by competition and by state regulation. Revenue from direct title operations is recognized at the time real estate transactions close. There can be a several month delay between the time that a title order is opened and the real estate transaction closes.  Operating revenues from independent agents are recognized when the Company receives notification from the agent that a policy has been issued. The delay in notification varies from agent to agent and between regions of the country. During 2003, the Company had an average delay from policy issuance to reporting of 120 days.  There can be a significant lag between changes in general real estate activity and their impact on the portion of the Company’s revenues attributable to agents.

The demand for our title insurance products and services is dependent upon, among other things, the volume of commercial and residential real estate transactions, including mortgage refinancing transactions. The volume of these transactions has historically been influenced by factors such as interest rates and the state of the overall economy.  For example, when interest rates are increasing or during an economic downturn or recession, real estate activity typically declines and we experience lower revenues and profitability.  The cyclical nature of our business has caused fluctuations in revenues and profitability in the past and is expected to do so in the future.

The Company’s profit margins are affected by several factors, including the volume of real estate and mortgage refinance activity, title policy type and amount. Volume is an important determinant of profitability because the Company, like any other real estate services company, has a significant level of fixed costs arising from personnel, occupancy costs and maintenance of title plants. The Company utilizes orders opened as a forward looking indicator of business volume. Because premiums are based on the face amount of the policy, larger policies generate higher premiums although expenses of issuance do not necessarily increase in proportion to policy size.  Cancellations affect profitability because costs incurred both in opening and in processing orders typically are not offset by fees.

The Company’s largest expense is commissions paid to independent agents. The Company regularly reviews the profitability of its agents, adjusting commission levels or canceling certain agents where profitability objectives are not being met and expanding operations where acceptable levels of profitability are available.  The Company continually monitors its operating expenses which are the sum of salaries and employee benefits, agency commissions and other expenses (exclusive of interest, amortization and certain other items) as a percentage of operating revenues.

Generally title insurance claims rates are lower than other types of insurance because title insurance policies insure against prior events affecting the quality of real estate titles rather than against unforeseen, and therefore less predictable, future events.  See “Critical Accounting Estimates – Policy and Contract Claims” for further discussion.  In addition, the Company may be subject to claims and litigation other than in the ordinary course of business.  For a discussion of pending legal proceedings, see “Item 3 – Legal Proceedings.”

Operating revenues in 2002 and the early part of 2003 increased primarily due to a favorable residential mortgage interest rate environment and a large volume of mortgage refinancing transactions. However, the Company began to experience a decline in refinancing transactions during the third quarter of 2003 and the level of refinancing transactions continued to decline during the fourth quarter of 2003. For fiscal year 2004, the Company expects that the level of refinancing transactions will be substantially below that experienced in recent years. This decline in the volume of refinancing transactions is the result of an extended period of declining mortgage interest rates followed by recent increases in those rates.

A significant challenge facing management of the Title Insurance segment is management of the revenue reductions expected to occur due to the decline in refinancing activity.  As a result, operating results for the years ended 2002 and 2003 should not be viewed as indicative of results for any future period.  The Company has been reducing staffing levels in response to the reduction in refinance transactions.  The Company expects to realize the full effect of expense savings from these staffing level reductions in 2004.  Continuing staff reductions and expense management will be an ongoing focus for senior management.

Integration of recent and planned future acquisitions, and evaluating new potential acquisitions will also be a significant challenge and opportunity for this segment in 2004.

Lender Services

Our Lender Services segment provides services to regional and national lending institutions which complement those offered in our title insurance business.  These services consist primarily of real estate tax processing and flood certification services, mortgage credit reporting and default management services.  With the exception of default management, the services provided by this segment are the result of businesses acquired by the Company during 2003.  The Company expanded into the business of providing flood certification and real estate tax services to mortgage lenders by purchasing LERETA Corp. (“LERETA”), one of the largest, most advanced service companies in its industry, on October 1, 2003.  The Company also entered the credit information business for the mortgage lending industry through its acquisition in August 2003 of INFO1 Holding Company, Inc.

The Lender Services segment realizes a majority of its income through service revenues associated with tracking and reporting of real estate tax payments and flood zone certificiations related to mortgage loans for lending institutions.  The lenders pay for these services at the time they add a loan to their servicing portfolio.  The Company defers a significant portion of its revenue received for these services.  As a result, revenue reported in the financial statements represents the amortization of both current and prior service fees and is not representative of new contract sales levels.  Expenses on the other hand are charged to the income statement as incurred and are not deferred.   Thus, an understanding of the levels of deferred revenues in this area is critical to understanding the relative strength of business related to tax services.  The amortization rates are reviewed regularly to determine if there have been changes in contract lives and/or changes in the number or timing of prepayments, and adjusted to reflect current trends.  The Company is required in certain instances to reimburse part of the fees should the lender sell the loan to another party.

Revenues in the mortgage credit reporting area and default management services are recognized when the report or service is delivered to the customer.

This segment has a substantial opportunity to leverage the Company’s title insurance business relationships to cross-sell services to other financial institutions.  A significant challenge for these businesses will be integration into the Company’s overall structure without jeopardizing their current business relationships.

Corporate and Other

This group represents business segments that are not significant enough in size to be reported separately.  The businesses reported in this group include residential inspection and commercial appraisals and assessments, Orange County Bancorp and its wholly-owned subsidiary, Centennial Bank, a California industrial bank that the Company acquired in November 2003 (“Centennial”) as well as the unallocated portion of the corporate expenses (including unallocated interest expense) related to the Company’s corporate offices in Richmond, Virginia.

Centennial provides and purchases in bulk commercial real estate loans to businesses primarily in the Southern California marketplace and is dependent on the viability of businesses in the Southern California markets in which it operates.  Deposits are solicited through the internet for both certificates of deposit and passbook savings accounts. As an industrial bank, Centennial does not accept demand deposits, such as checking accounts, that provide for payment to third parties. Centennial does not offer banking services such as credit cards or automated teller machines.

The Company’s assessment business is managed by the Company’s LandAmerica Assessment Corporation subsidiary that was acquired in 2002 and which is headquartered in California.  This business provides due diligence services to commercial customers throughout the country.  Revenue is recognized upon completion of the services to the customer.

The Company’s residential inspection services are run by the Company’s Inspectech subsidiary.  This rapidly growing subsidiary is one of the largest providers of residential real estate inspections in the country.  Its business is highly dependent on the real estate industry and the levels of residential home sales and refinancings.  Inspectech charges a flat fee for each transaction which is generally collected at the time of service.

The Company’s commercial appraisal operations are run by the Company’s LandAmerica Valuation Corporation.  Its business is highly dependent on the Commercial real estate market.  They charge a fee based on the type and complexity of work performed.

Critical Accounting Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The Company considers the following accounting estimates to be critical in preparing and understanding the consolidated financial statements.  Actual results could differ from these estimates.  Significant accounting policies are disclosed in Note 1 to the accompanying Consolidated Financial Statements.

•

Policy and Contract Claims.  A provision for estimated future claims payments is recorded at the time policy revenue is recorded.  The Company’s payment experience as well as the industry’s extends for more than 20 years after the issuance of a policy.  Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic conditions, these estimates are subject to variability.  As general economic conditions decline, claims experience has been shown to deteriorate, leading to increases in such losses as mechanics liens and defalcations.  These factors tend to diminish as economic conditions improve.  Loss provision rates are reviewed periodically and adjusted by management as experience develops or new information becomes known.  In establishing loss provision rates, management considers historical experience, current economic conditions and the mix of business.  The Company’s independent consulting actuaries perform projections of required reserves as considered necessary during the year and at year-end.  These projections are compared to recorded reserves to evaluate the adequacy of such recorded reserves and any necessary adjustments are included in current operations.  The impact of a 1% change in the loss rate on current year business volumes is as follows:

Increase in Loss Rate of 1%

$

(32,598)

Decrease in Loss Rate of 1%

$

32,598

•

Purchase Accounting, Impairment of Goodwill and Long-Lived Assets.  The Company, as a normal part of its business, acquires agencies and other title related operations.  In addition, in 2003 the Company purchased three businesses which were outside its traditional business expertise but primarily focused in the real estate industry.  As a result of these acquisitions, the Company assigned fair values to the assets and liabilities purchased and increased the amount of goodwill and other intangibles recorded on its balance sheet.  The Company utilizes the services of an independent appraisal company to assist with the allocation of purchase price to acquired assets (including goodwill) and liabilities.  On January 1, 2002 the Company adopted Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets and No. 144, Accounting for the Impairment or Disposal of Long-Lived Fixed Assets. SFAS No. 141 established new rules for accounting for business combinations and requires that all business combinations be accounted for using the purchase method.  SFAS No. 142 eliminated the requirement to amortize goodwill and other identified indefinite life intangibles and instead requires that impairment testing be performed at least annually.  SFAS No. 144 requires that long-lived assets (other than goodwill and indefinite life intangibles) be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.   Determination of the amount, if any, of impairment associated with goodwill or other long-lived assets is subject  to a number of individual criteria, each of which is difficult to value.

•

Deferred Tax Asset.  Net deferred tax assets at December 31, 2003 and 2002 relate primarily to policy and contract claims, pension liability, deferred service arrangements, allowance for doubtful accounts and employee benefit plans.   A valuation allowance is provided for deferred tax assets if it is more likely than not that some portion or all of the assets will not be realized. The most significant factor in this determination is the projected future timing and amounts of taxable income.  The provision of a valuation allowance would reduce net income in the period recorded. Based upon our historical results of operations, the existing financial condition of the

Company and management’s assessment of all other available evidence, management believes that these assets will more likely than not be realized.

•

Pension.  The Company sponsors a defined benefit pension plan which is valued annually by an actuary.  The valuation is dependent on significant assumptions.  One significant assumption is the expected long-term rate of return on plan assets.  The use of expected long-term rates of return may result in recognized returns that are greater or less than actual returns in any given year.  Over time the expected returns are used to approximate actual long-term returns which result in a pattern of expense recognition that more closely matches the service lives of typical employees. The Company uses long-term and actual historical returns, current and targeted asset mix and future estimates of long-term investment returns to develop its long-term return for plan assets.   The Company’s anticipated rate of return was 8.5% as of the 2003 valuation date.

Another significant assumption in valuing the pension liability is the discount rate.  The discount rate utilized is based on rates on high quality fixed income debt instruments available at the end of each valuation period. The Company utilized a discount rate of 6.0% in determining its 2003 benefit obligations.  Changing the discount rate or long-term rate of return would result in the following impact on the pension benefit liability:

Projected Benefit Obligation

Increase of 1% in discount rate

$

  (20,827)

Decrease of 1% in discount rate

$

24,536

•

Deferred Service Arrangements.

When the Company acquired LERETA on October 1, 2003, all of LERETA’s assets and liabilities were adjusted to fair value in accordance with SFAS No. 141.  In making these adjustments, LERETA’s deferred revenue account, representing amounts which had been deferred and would have been amortized over the remaining lives of the contracts for the provision of real estate tax monitoring and flood certification services existing at the acquisition date, was eliminated.  The deferred revenue account was replaced with an account called deferred service obligations representing the estimated fair value of the obligation to provide the required services over the remaining life of the subject contracts.  This account, established as of the acquisition date, is being amortized over the remaining lives of existing contracts.

As previously noted, real estate tax monitoring and flood certification fees received on new contracts entered into since the acquisition date are deferred and amortized over the estimated lives of the contracts to which they relate.  The sum of amortization of the “initial deferred service obligation” and amortization related to fees accrued on new contracts represent the earned fee amount reported as revenue for the period.

The amortization period for the purchase date deferred service obligation and for deferred revenue is determined using historical experience and information available from outside sources.  Amortization rates are reviewed regularly and adjusted as necessary to reflect changes in contract lives or prepayment rates.

Seasonality

The title insurance business is closely related to the overall level of residential and commercial real estate activity, which is generally affected by the relative strength or weakness of the United States economy.  In addition, title insurance volumes fluctuate based on the effect changes in interest rates have on the level of real estate activity.  Periods of increasing interest rates, usually have an adverse impact on real estate activity and therefore premium and fee revenues.  In contrast, real estate activity usually increases when interest rates fall. In 2002 and 2003 the Company and the title insurance industry benefited from the lowest interest rates in the last 40 years.

Historically, residential real estate activity has been generally slower in the winter, when fewer families buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity is generally more uniform throughout the seasons, but is subject to interest rate variability.  The Company’s Title Insurance segment typically reports its lowest revenues in the first quarter, with revenues increasing into the second quarter and through the third quarter.  The fourth quarter customarily may be as strong as the third quarter, depending on the level of activity in the commercial real estate market.  However, in 2002 and 2003 the Company’s fourth quarter revenues were stronger than the third quarter due to increased activity in the residential real estate market related to refinance activity.

The Company’s Lender Services segment has similar seasonal trending.  However, due to the nature of the revenue deferrals made in this segment, as noted above, the impact on the Company’s results of operations will differ.  In instances where the Company receives cash in advance for services for real estate tax payment and flood certification services, the revenue is deferred and amortized ratably over the anticipated life of the loan servicing.  This ratable amortization has the impact of reducing the volatility in revenue related to this segment.

In the 2001 through 2003 period, the typical seasonality of the title insurance business was influenced by changes in the levels of refinancing activity.  For additional information, see “Item 1 – Business – Cyclicality and Seasonality.”

Results of Operations

Operating Revenues.  A summary of the Company’s operating revenues is as follows:

	2003	%	2002	%	2001	%
	(dollars in thousands)
Title Insurance
Direct Operations	$ 1,374,323	41.1%	$ 1,095,617	43.2%	$ 964,502	45.5%
Agency Operations	1,885,499	56.3%	1,403,947	55.4%	1,108,759	52.3%
	3,259,822	97.4%	2,499,564	98.6%	2,073,261	97.8%

Lender Services	48,960	1.5%	1,860	0.1%	-	0.0%

Corporate and Other	36,620	1.1%	32,120	1.3%	46,213	2.2%
Total	$ 3,345,402	100.0%	$ 2,533,544	100.0%	$ 2,119,474	100.0%

Title Insurance – Operating revenues from direct title operations increased 25.4% in 2003 over 2002 and 13.6% in 2002 over 2001.  The increase in 2003 was due to a 27.1% increase in the number of title policies issued by the Company’s direct operations offset by a slight decrease in the premiums per policy issued.  The decrease in the premium per policy issued is due to the large volume of refinancing activity in 2003, which resulted in a slightly lower premium per policy.  The increase of 2002 over 2001 was due to a 15.6% increase in the number of policies issued offset by reductions in ancillary service revenues.  Policies issued by the Company’s direct title operations were 1,112,000, 875,000 and 757,000 during 2003, 2002 and 2001 respectively.  Average mortgage interest rates for 30-year fixed rate mortgages for 2003, 2002 and 2001 were 5.95%, 6.55% and 6.93%, respectively. The average premium per policy issued was $643 in 2003, $651 in 2002 and $643 in 2001.  The fluctuations noted in issued policies and average revenues per policy issued were primarily attributable to the relative changes in real estate activity year-over-year, as mentioned above.  Operating revenues from agency title operations increased by 34.3% in 2003 over 2002 and 26.6% in 2002 over 2001.  These increases were primarily attributable to the same factors affecting direct title operations and by the inherent delay in the reporting of transactions by agents.  As noted above, the timing of policy reporting, and therefore revenue reporting by agents, differs in various parts of the country.

Lender Services – Operating revenues in the Lender Services segment increased substantially in 2003 and 2002 as compared to prior years.  The primary reason for the increase in 2003 was the purchase of INFO1 in August 2003 and LERETA in October 2003.  The real estate tax processing and flood certification business receives cash in advance for products that require them to provide service over the life of the loan.  In the last quarter of 2003, the Company’s real estate tax processing services had gross receipts of $26.6 million dollars and deferred revenue recognition for $21.1 million of these receipts.  The Company amortized approximately $15.4 million of its deferred service obligation related to pre and post acquisition life of loan services of LERETA during the fourth quarter of 2003.  This deferred service obligation represents the amount of revenue that will be recognized over the anticipated service life of contracts acquired with LERETA.  The Company began operations in the default management services area in 2002.

Corporate and Other - Operating revenues in corporate and other increased by $4.5 million in 2003 over 2002 and decreased by $14.1 million in 2002 over 2001.  The primary reason for the increase in revenue in 2003 over 2002 is due to increases in the residential inspection and commercial appraisal and assessment businesses of $14.8 million as well as an increase of $3.7 million related to an increase in the equity in unconsolidated subsidiaries, offset by a reduction in revenues of $13.8 million related to the residential appraisal business that the Company exited in 2002.  Similarly, the decrease in 2002 over 2001 relates to increases in the residential inspection and commercial appraisal and assessment businesses in 2002 as well as a $2.6 million increase in equity in unconsolidated subsidiaries, offset by a reduction in revenues of $29.1 million related to the residential appraisal business.

Investment and Other Income.  Investment and other income totaled $52.1 million, $51.7 million and $50.8 million in 2003, 2002 and 2001, respectively.  The increase of $396,000, or .8%, in 2003 as compared to 2002 was primarily the result of lower yields on cash equivalents and the Company’s investment portfolio which was offset in large part by a larger investment portfolio.  The increase of $902,000, or 1.8%, in 2002 as compared to 2001, was due to a larger investment portfolio partially offset by lower yields on cash equivalents and the Company’s investment portfolio.  The Company’s investment portfolio consists primarily of fixed maturity securities.

Net Realized Investment Gains.  Net realized investment gains totaled $8.5 million, $1.3 million and $214,000 in 2003, 2002 and 2001, respectively.  The increase of $7.2 million in 2003 compared to 2002 is primarily due to the Company’s sale of a portion of their fixed maturity security portfolio to provide funding for the acquisitions consummated during 2003.  The increase of $1.1 million in 2002 as compared to 2001 is due to increases in the sales prices of the

Company’s fixed maturity securities as a result of the reduction of interest rates in the marketplace.

Salaries and Employee Benefits.  A summary of the Company’s salaries and other personnel costs is as follows:

	2003	%	2002	%	2001	%
	(dollars in thousands)

Title Insurance	$ 786,756	91.6%	$ 643,925	93.1%	$ 572,732	89.5%

Lender Services	22,567	2.6%	1,447	0.2%	-	0.0%

Corporate and Other	49,728	5.8%	45,973	6.7%	67,417	10.5%
Total	$ 859,051	100.0%	$ 691,345	100.0%	$ 640,149	100.0%

Title Insurance – The Company’s Title Insurance segment accounted for approximately 91.6% of the Company’s total salaries and other personnel costs in 2003.  The Title Insurance segment, in particular direct operations, is labor intensive and as a result a significant variable expense component for this segment is salaries and other personnel costs.  We manage our personnel expenses to reflect changes in the level of activity in the real estate market. As a result, our employee base expands and contracts over time. In order to manage personnel costs more effectively throughout the real estate cycle, we use temporary or part time employees where appropriate to staff operations so that we can respond promptly to changes in real estate activity.  We anticipate that the Title Insurance segment’s portion of total personnel costs will decrease as a percentage of total personnel costs as the Company continues to diversify.  As a result of anticipated reductions in refinance activity due to increases in interest rates, the Company has been and will continue to reduce the number of employees in this segment.  Depending on the rapidity of the change in real estate activity, the Company may be unable to match increasing or decreasing levels of title orders with staffing levels.  In periods of declining activity, personnel costs as a percentage of revenue, may increase.

Title Insurance salaries and employee benefit costs increased $142.8 million, or 22.2%, in 2003 over 2002 and $71.2 million, or 12.4%, in 2002 over 2001.  The increase of $142.8 million in 2003 over 2002 was primarily related to compensation increases associated with the increase in business volumes and increased commission expense for internal sales personnel.  The Company also had an increase in its pension expense of approximately $3.0 million (see additional information in Note 12 to the Consolidated Financial Statements). Average Full Time Equivalent (FTE) counts for the year totaled 10,573 in 2003 versus 8,621 in 2002.  Additionally, the Company had increased costs of approximately $8.0 million related to acquisitions in the current year.  The increase of 2002 over 2001 is due to a $41.8 million increase in incentive compensation due to higher business volumes and increases in the Company’s contribution to health care benefit plans and its 401(k) match.  The increase in incentive compensation is due to bonuses paid relative to the Company’s operating profits as well as operational efficiencies achieved.  The increase in the Company’s 401(k) match is related to the Company’s discretionary matching component which changes in correlation to the Company’s operating results.  The Company’s average FTE count was 8,621 in 2002 versus 8,365 in 2001.

Lender Services – Lender Services compensation expenses increased in both 2003 and 2002.  The Company acquired LERETA and INFO1 in October and August 2003, respectively.  Personnel costs in the Lender Services segment tend to increase during periods of increased sales volume and decrease when sales volume is lower.  This is the case because a significant amount of work is required to set up new accounts.  Once accounts are established, monitoring and maintenance activities are less labor intensive.

Corporate and Other – Corporate and Other salary and benefit costs increased $3.8 million, or 8.2% in 2003 over 2002 and decreased $21.4 million in 2002 over 2001.  The increase in salaries and benefit costs in 2003 over 2002 relate to increase in employees at the Company’s shared resources facility required due to growth in the Company’s infrastructure, primarily in the information technology area, an increase in incentive compensation as a result of the Company’s financial performance, as well as continued expansion of the Company’s other services (an increase of $6.4 million), offset by the termination of the business of Primis, Inc., the Company’s web-based provider of real estate services, of $11.3 million (see additional information under Exit and Termination Costs below).  The decrease in 2002 over 2001 in Corporate and Other compensation expense relates to reduced personnel costs associated with the Primis business of $25.2 million, offset somewhat by $7.6 million in new businesses created by the residential inspection and commercial appraisal and assessment businesses.  These businesses increased FTE headcount by 38 employees in 2002.

Agent Commissions.  A summary of agent commissions and revenues related to the Title Insurance segment is as follows:

	2003	2002	2001
	(dollars in thousands)

Agent Commission	$ 1,511,641	$ 1,116,214	$ 874,757

Agent Revenues	1,885,449	1,403,947	1,108,759

% Retained by Agents	80.2%	79.5%	78.9%

The commission rate paid to agents varies by geographic area in which the commission was paid and by individual agent agreement.  The trend of increasing commission rates is attributable to increased competition for agents.

Provision for Policy and Contract Claims.  The loss ratio (the provision for policy and contract claims as a percentage of operating revenues for the Title Insurance segment) was 5.8%, 4.2% and 4.0% in 2003, 2002, and 2001, respectively.  Claims paid as a percentage of title insurance operating revenues were 3.2%, 3.7% and 3.8% in 2003, 2002 and 2001, respectively.  The adverse development on prior year loss reserves during 2003 was attributable to the emergence of a few large claims for policy years 2001 and 2002.  Reserves for policy years 1999 and prior developed favorably in 2003.  The favorable development on prior year loss reserves during 2002 and 2001 was attributable to lower than expected payment levels on recent issue years which included a high proportion of refinance business.  The Company believes that the loss ratio will generally decrease over the next year.

Exit and Termination Costs.  The Company incurred exit and termination costs on a pre-tax basis of $0.3 million, $13.4 million and $1.7 million in 2003, 2002 and 2001, respectively.

In October 2000, the Company acquired Primis, Inc., a web-based provider of real-estate services.  In 2001, the acceptance of Primis’ technology by our customer base proved to be much slower than anticipated, necessitating a fourth quarter non-cash writeoff of intangibles, including goodwill, acquired in the acquisition.  In connection with the fourth quarter 2001 non-cash writeoff of $1.7 million, the Company incurred certain termination costs associated with facility and employee rationalization programs.

Additionally, on June 1, 2002, the Company entered into a joint venture agreement with The First American Corporation to combine its residential real estate valuation operations.  Under the terms of the agreement, the Company contributed its former Primis residential appraisal production division to First American’s eAppraiseIT subsidiary.  In connection with the transaction, the Company exited the residential appraisal production business which had been unprofitable and recorded a charge of $13.4 million for exit, termination and other costs during 2002.

Finally, in 2003, the Company continued to rationalize and consolidate certain office space.  The Company incurred charges of approximately $.8 million in the fourth quarter of 2003 related to its decision to consolidate office space in two markets.

Write-off of Capitalized Software and Intangibles.  During the fourth quarter of 2001, the Company made a decision to scale back and write down prior investments in specific technology and appraisal business initiatives that resulted in two one-time charges.  The first of these was a non-cash pre-tax charge of approximately $11.2 million resulting from the Company’s decision to stop development of TitleQuest, its back office title production software.  The second was a one-time non-cash pre-tax charge of $40.2 million related to impairment of acquisition related intangibles that resulted from the Primis acquisition.  As noted above, Primis experienced performance levels below forecast due to slower than anticipated acceptance of its technology by the Company’s customer base.

Additionally, in the fourth quarter of 2003, the Company identified 21 title plants with an aggregate book value of $4,932 that will not continue to be used or maintained.  The Company took a charge to earnings to reflect the dimunition in value associated with these plants.

Amortization.  Amortization expense increased substantially in 2003 over 2002 and decreased in 2002 from 2001.  The increase in 2003 is related to the acquisition of approximately $363.0 million in businesses during 2003 and the related amortizable intangible assets acquired as a result of these acquisitions.  The decrease in 2002 from 2001 is the result of the implementation of SFAS No. 142 on January 1, 2002, which eliminated the amortization of goodwill and long-lived intangible assets.

Interest Expense.  Interest expense increased slightly in 2003 over 2002 and decreased by $.4 million in 2002 as compared to 2001.  The increase for 2003 was related to the Company’s convertible debt offering in November 2003 as well as additional debt acquired as the result of its acquisitions of Centennial Bank and other businesses.  These increases were offset by lower levels of borrowings on the Company’s other credit facilities.  The decrease in 2002 from 2001 was the result of lower levels of borrowings outstanding.

Premium Taxes.  Insurers are generally not subject to state income or franchise taxes.  However, they are subject to a “premium tax” on certain operating revenues, depending on the state.  Tax rates and their application to operating revenues to vary from state to state.  Premium taxes as a percentage of total title insurance revenues remained relatively constant during the last three years.  This percentage was 1.3% in 2003, 1.4% in 2002 and 1.3% in 2001.

General, Administrative and Other.  A summary of general, administrative and other expenses is as follows:

	2003	%	2002	%	2001	%
	(dollars in thousands)

Title Insurance	$399,835	83.2%	$ 331,534	86.5%	$ 314,895	83.8%

Lender Services	23,333	4.9%	676	0.2%	-	0.0%

Corporate and Other	57,416	11.9%	50,994	13.3%	60,664	16.2%
Total	$480,584	100.0%	$383,204	100.0%	$ 375,559	100.0%

Title Insurance – Title Insurance general and administrative expenses increased by $68.3 million, or 20.6% in 2003 over 2002 and increased by $16.6 million, or 5.3% in 2002 over 2001.  The increase in 2003 over 2002 is primarily related to incremental costs associated with servicing increases in total order volume, particularly in the area of outsourced services, as well as costs associated with new acquisitions.  The increase in 2002 over 2001 was primarily related to higher servicing costs in 2002 due to increased order volumes.  The Company is continuing to identify ways to streamline the process of producing title insurance policies and believes that these efforts could result in lower total costs to provide this insurance in future periods.

Lender Services – Lender Services general and administrative expenses increased in 2003 over 2002 and in 2002 over 2001 due to the acquisitions of LERETA and INFO1 in 2003 and the new services provided in the default services area in 2002.

Corporate and Other – Corporate and Other general and administrative expenses increased in 2003 by over 2002 and decreased in 2002 from 2001.  The increase in these expenses in 2003 over 2002 is primarily related to the increased support particularly in the Information Technology area required to service the Company’s increased national operations.  The decrease in expenses in 2002 over 2001 relate primarily to the Company’s Primis operations which were discontinued in 2002.

Income Taxes. The Company’s effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 35.3%, 35% and 36% for the years ended December 31, 2003, 2002 and 2001, respectively.  The differences in the effective tax rate were primarily due to changes in the ratio of permanent differences to income before taxes.  Information related to the items included in the effective tax rate can be found in Note 10 to the Consolidated Financial Statements.

Net Income. The Company reported net income of $192.1 million or $10.31 per share on a diluted basis for 2003, compared to a net income of $149.4 million or $8.04 per share on a diluted basis for 2002 and a net income of $60.3 million or $3.24 per share on a diluted basis in 2001.  All three years were affected by one-time write-offs of intangibles and capitalized software and exit and termination costs.  Exclusive of these items, net income was $195.5 million or $10.49 per diluted share in 2003, $158.0 million or $8.51 per diluted share in 2002 and $94.2 million or $5.06 per diluted share in 2001.

Accounting Changes

On January 1, 2002 the Company adopted SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.  Under these new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests.  Other intangible assets will continue to be amortized over their useful lives.

In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No.148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The transition rules of this standard are not applicable since the Company continues to account for stock-based compensation under the guidance of APB Opinion 25.  See Note 7 in the Notes to Consolidated Financial Statements for further discussion of the Company’s stock-based plans.

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for periods after December 31, 2002.  The statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred.  Previously, these liabilities were required to be accrued at the time management committed to an activity.  Costs required to be accrued included but are not limited to termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities or relocate employees.  The Company adopted this statement in 2003 without a material impact to operating results.

In January 2003, the Financial Accounting Standards Board issued Interpretation (“FIN”) No.46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.  The interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Prior to this Interpretation, entities were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority voting interest in the entity.  The Company adopted the provisions of this interpretation in the fourth quarter of 2003 related to its ownership interests in entities entered into prior to February 1, 2003 and in the second quarter of 2003 for entities entered into subsequent to February 1, 2003.  There was no material impact to the Company’s financial condition or results of operations resulting from implementation of this Interpretation.  See additional disclosures regarding this Interpretation in Note 17 to the Consolidated Financial Statements.

In December 2003, FASB issued SFAS No. 132 (Revised 2003), Disclosures Regarding Pension and Other Postretirement Benefit Plans.  This statement amends the disclosure requirements about the investment strategy of the Company with regards to its benefit plan assets as well as information surrounding the Company’s contributions to the plan and the plan’s anticipated payment stream to participants.  This statement was effective on December 15, 2003, with the exception of anticipated benefit payment streams whose effective date is periods ending after June 15, 2004.

Liquidity and Capital Resources

Cash provided by operating activities for the years ended December 31, 2003, 2002, and 2001 was $305.1 million, $228.3 million and $137.6 million, respectively.  The principal non-operating uses of cash and cash-equivalents for the three year period ending December 31, 2003 were for acquisitions, capital expenditures, additions to the investment portfolio and the repayment of debt.  The most significant non-operating sources of cash and invested cash were the proceeds from the issuance in 2003 of the Company’s $115.0 million 3.125% Convertible Senior  Debentures due 2033, and the issuance in 2001 of $150.0 million of Senior Notes through a private placement which was used to repay outstanding debt on the Company’s revolving credit facility and the proceeds from the sales and maturities of certain investments.  The net of all activities was to increase cash and invested cash by $4.8 million, $57.1 million and $45.4 million for 2003, 2002 and 2001, respectively.  As of December 31, 2003, the Company held cash and invested cash of $230.6 million and fixed-maturity securities of $1,043.8 million.

As noted above, the Company’s operating results and cash-flows are heavily dependent on the real estate market, particularly in the title insurance segment.  While the Company has continued to diversify its product portfolio over the last several years, a significant downturn in the real estate market would adversely impact the Company’s cash-flows.  The Company’s business is labor intensive and changes to the real estate market are monitored closely and staffing levels are adjusted accordingly.  There is typically a lag between changes in the real estate market and changes in personnel levels resulting in higher personnel costs in periods where the real estate market declines in advance of headcount reductions.  The Lender Services segment provides real estate tax payment and flood certification services for the life of loans for which it receives cash at loan closing.  This revenue related to the long-term servicing is deferred and amortized over the life of the loan.   Revenues, cash receipts and loans in the Company’s industrial bank subsidiary are not dependent on the real estate industry but are dependent on the ability of the bank to attract deposits and qualified commercial customers. The Company believes that its product diversification efforts along with its management of operating expenses and significant working capital position will enhance its ability to manage cash resources through declines in the real estate market.

The Company has acquired, or entered into agreements to acquire, several businesses.  During 2003, the Company completed acquisitions of approximately $363.0 million. The 2003 purchases were funded through a mixture of cash, invested cash, investments and utilization of the Companies various credit facilities.  The Company has entered into an agreement to purchase a title agency in the Southern California marketplace that is expected to close in the first half of 2004 for a purchase price of approximately $100.0 million.  The Company will continue to selectively evaluate additional acquisitions should attractive candidates be identified.

On November 6, 2003, the Company entered into a new five-year credit arrangement with SunTrust Bank, individually and as administrative agent for a syndicate of selected other banks, pursuant to which a credit facility, in the aggregate principal amount of up to $200.0 million, was established.  This line of credit replaced the Company’s prior six-year credit facility with Bank of America that expired on November 6, 2003.  The Company has $200.0 million available under the facility as of December 31, 2003.  The facility contains certain restrictive covenants, including a minimum debt to capital ratio, an interest coverage ratio and maintenance of statutory surplus.   The Company was in compliance with all such covenants at December 31, 2003.

Additionally, in the fourth quarter of 2003, the Company privately issued $115.0 million of its 3.125% Convertible Senior Debentures due 2033.  The Company utilized the proceeds from this issue for general corporate purposes including financing on a long-term basis a portion of the purchase price of certain of the acquisitions noted above.  The debentures are initially convertible into common stock at a conversion rate of 14.9162 shares per $1,000 principal amount of the debentures.  For additional information see Part II, Item 5 “Recent Sales of Unregistered Securities”.  In February 2004, the Company filed a registration statement on Form S-3 to register both the debentures and common stock associated with this transaction.  The Company may elect to issue additional debt securities should the timing and interest yields prove to be attractive.

The Company’s debt, as a percentage of total capitalization, was 23.9% as of December 31, 2003 as compared to 17.9% as of December 31, 2002.  This increase is due to the Company’s issuance of the Convertible Debentures as well as debt acquired primarily from the acquisition of Centennial.  See additional information related to the Company’s debt obligations in Note 14 to the Consolidated Financial Statements.

In each of the preceding three years, the Board of Directors has approved stock repurchase programs.  In February 2002 and 2003, the Board approved one year authorization programs allocating $40.0 million in each year to repurchase up to 1.25 million shares or 7% of the Company’s existing stock over the following twelve months. In December 2001, the Board of Directors approved a program allocating $25.0 million to repurchase up to 1.25 million shares or 7% of the Company’s outstanding stock over the following twelve months.  In February 2004, the Board approved a one-year program allocating $50.0 million to repurchase up to 1.25 million shares or 7% of the Company’s existing common stock over the following twelve months.  As a result of these programs, the Company has repurchased approximately 572,000 shares for an aggregate purchase price of $19.1 million.

During the first quarter of 2001, 2.2 million shares of the Company’s preferred stock were converted to 4.8 million shares of common stock.  This conversion decreased the amount of preferred dividends paid by $7.7 million on an annual basis.  The common shares issued upon conversion receive dividends at the same rate paid on all other outstanding common shares.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company administers escrow and trust deposits as a service to its customers.  These deposits totaled $2.0 billion and $1.7 billion at December 31, 2003 and 2002, respectively.  Escrow and trust deposits are not considered assets of the Company and are not included in the accompanying balance sheets.  However, the Company remains contingently liable for the disposition of these deposits.

Additionally, the Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions until a qualified acquisition occurs.  These deposits totaled $524.3 million and $299.4 million at December 31, 2003 and 2002, respectively.  Similarly, the Company also facilitates tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  These exchanges require the Company, using the customer’s funds, to acquire qualifying property on behalf of the customer and take temporary title to the customer’s property until a qualifying acquisition occurs.  Reverse property exchanges totaled $183.7 million and $90.2 million at December 31, 2003 and 2002, respectively.  Due to the structure utilized to facilitate these transactions, like-kind exchanges and reverse exchanges are not considered assets of the Company and are not included in the accompanying consolidated balance sheets.  However, the Company remains contingently liable for the transfers of property, disbursement of proceeds and the return on the proceeds at the agreed upon rate.

The Company, in the ordinary course of business, enters into business arrangements that fall within the scope of FIN No. 45, Guarantors Accounting and Disclosure Requirements Including Guarantees of Indebtedness of Others, and FIN No. 46, Variable Interest Entities, both of which the Company adopted in 2003.  There were no arrangements in these categories that are reasonably likely to have a material impact on the Company’s current or future operations, financial condition or results of operations.  Required disclosures are in Notes 13 and 17 to the Consolidated Financial Statements.

A summary of the Company’s contractual obligations and commercial commitments is as follows:

	Payment due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$ 327,358	$ 19,144	$ 73,387	$ 60,284	$ 174,543
Operating Lease Obligations	176,809	59,121	76,481	35,799	5,408
Purchase Obligations (1)	15,448	12,081	2,967	400	–
Total Obligations	$ 519,615	$ 90,346	$ 152,835	$ 96,483	$ 179,951

(1)

The Company included all purchase obligations in excess of $100,000 in value irrespective of their termination dates. These include annually renewable corporate insurance programs, payments required under software licensing agreements, vehicle leasing arrangements, annual line of credit availability fees and fees to certain joint venture partners. Purchase obligations not exceeding $100,000 were not material to the Company, either individually or in the aggregate.

Interest Rate Risk

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Actual cash flows could differ from the expected amounts.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate
(dollars in thousands)
	2004	2005	2006	2007	2008	2009 and after	Total	Fair Value

Assets:
Taxable available-for-sale securities:
Book value	$ 10,679	$ 75,420	$ 52,961	$ 46,253	$ 66,778	$ 360,406	$ 612,497	$ 635,735
Average yield	4.85%	4.50%	4.78%	4.76%	4.42%	5.22%	4.96%

Non-taxable available-for-sale securities:
Book value	13,617	17,573	12,126	11,531	27,652	296,747	379,246	402,524
Average yield	3.71%	3.97%	4.49%	4.40%	4.43%	4.48%	4.42%

Preferred stock:
Book value	-	-	-	-	-	5,497	5,497	5,568
Average yield	-	-	-	-	-	2.09%	2.09%

The Company also has long-term debt of $327.4 million bearing interest at an average rate of 5.14% at December 31, 2003.  A 0.25% change in the interest rate would affect income before income taxes by approximately $.8 million annually.

Forward-Looking and Cautionary Statements

Certain information contained in this Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Among other things, these statements relate to the financial condition, results of operation and future business plans, operations, opportunities and prospects of the Company.  In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in its reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “estimate” or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause the Company’s actual results, performance or achievements to be materially different from any anticipated results, performance or achievements expressed or implied by such forward-looking statements.  Further, any such statement is specifically qualified in its entirety by the cautionary statements set forth in the following paragraphs. Factors that may cause the Company’s actual results to differ materially from those contemplated by such forward-looking statements include the following:

The Company’s results of operations and financial condition are susceptible to changes in mortgage interest rates and general economic conditions.

The demand for the Company’s title insurance and other real estate transaction products and services is dependent upon, among other things, the volume of commercial and residential real estate transactions, including mortgage refinancing transactions. The volume of these transactions has historically been influenced by factors such as interest rates and the state of the overall economy. For example, when interest rates are increasing or during an economic downturn or recession, real estate activity typically declines and the Company tends to experience lower revenues and profitability. The cyclical nature of the Company’s business has caused fluctuations in revenues and profitability in the past and is expected to do so in the future. In addition, changes in interest rates may have an adverse impact on the Company’s return on invested cash, the market value of its investment portfolio and interest paid on its bank debt.

Our operating revenues for the year ended December 31, 2003 increased by 32.0% over the same period last year, primarily due to a favorable residential mortgage interest rate environment and a large volume of mortgage refinancing transactions. However, the Company began to experience a decline in refinancing transactions during the third quarter of 2003 that continued during the fourth quarter of the year. For fiscal year 2004, we expect that the level of refinancing transactions will be substantially below that experienced in recent years. This decline in the volume of refinancing transactions is the result of an extended period of declining mortgage interest rates followed by recent increases in those rates. The Company has been reducing our staffing levels in response to the reduction in refinance transactions.  The Company expects to realize the full effect of expense savings from these staffing level reductions in 2004. As a result, operating results for the years ended 2002 and 2003 should not be viewed as indicative of results for any future period.

The Company’s inability to manage successfully its acquisitions of complementary businesses could adversely affect the Company’s business, operating results and financial condition.

An element of the Company’s business strategy is to expand the services it provides through acquisitions of complementary businesses. During 2003, the Company acquired several businesses outside of its traditional business operations, including LERETA, INFO1 and Centennial, previously described in Item 7 above. The businesses of LERETA, INFO1 and Centennial are different from each other and from the business of providing title insurance and related services. The Company also may in the future acquire other businesses outside of its traditional business operations, although no assurances can be given that the Company will do so or that it will continue to acquire such companies at the levels experienced during 2003. Such acquisitions involve a number of special risks, including the Company’s inexperience in managing businesses that provide products and services beyond its traditional business, new regulatory requirements, diversion of management’s attention, failure to retain key acquired personnel, failure to effectively integrate operations, company cultures and services, increased costs to improve managerial, operational, financial and administrative systems, legal liabilities, and amortization of acquired intangible assets. In addition, there can be no assurance that acquired businesses will achieve anticipated levels of revenues, earnings or performance. The failure of the Company to manage its acquisitions successfully could materially and adversely affect the Company’s business, operating results and financial condition.

Competition in the Company’s industry affects its revenues.

The business of providing real estate transaction products and services is very competitive. Competition for residential title insurance business is based primarily on price and quality of service. With respect to national and regional mortgage lenders, service quality includes a large distribution network and the ability to deliver a broad array of real estate services quickly, efficiently and through a single point of contact. Competition for commercial title business is based primarily on price, service, expertise in complex transactions and the size and financial strength of the insurer. Title insurance underwriters also compete for agents on the basis of service and commission levels. Although the Company is one of the largest providers of real estate transaction products and services in the United States, four other companies—Fidelity National Financial, Inc., The First American Corporation, Old Republic International Corporation and Stewart Information Services, Inc. have the size, capital base and agency networks to compete effectively with the Company’s products and services. In addition, some of the Company’s competitors may have, or will have in the future, greater capital and other resources than the Company. Competition among the major providers of real estate transaction products and services and any new entrants could adversely affect the Company’s revenues and profitability.

Significant industry changes and new product and service introductions require timely and cost-effective responses.

As a national provider of real estate transaction products and services, the Company participates in an industry that is subject to significant change, frequent new product and service introductions and evolving industry standards. In addition, alternatives to traditional title insurance, such as lien protection products, have emerged in recent years. The Company believes that its future success will depend on its ability to anticipate changes in technology and customer preferences and to offer products and services that meet evolving standards on a timely and cost-effective basis. The development and implementation of new products and services may require significant capital expenditures and other resources. There is a risk that customers may not accept the Company’s new product and service offerings and the Company may not successfully identify new product and service opportunities or develop and introduce new products and services in a timely and cost-effective manner. In addition, products and services that the Company’s competitors and other real estate industry participants develop or introduce may render certain of the Company’s products and services obsolete or noncompetitive. Advances in technology could also reduce the useful lives of the Company’s products, preventing the Company from recovering fully its investment in particular products and services. As a result, the inability of the Company to anticipate industry changes and to respond with competitive and profitable products and services may have a material adverse effect on the Company’s business, operating results or financial condition.

The Company may not succeed in implementing its strategy of becoming a major provider of real estate transaction management services.

One of the Company’s business strategies is to expand its capabilities to manage the delivery of multiple services required in real estate transactions through a centralized source, and to significantly grow the volume of transactions that it manages. There is a risk that the Company’s transaction management services may fail to gain market acceptance, particularly from the large national mortgage originators. Furthermore, there are relatively low barriers to entry into the market for real estate transaction management, as opposed to the regulated title insurance business, which may result in a large number of competitors, including large national mortgage originators and others having substantially greater financial resources.

The Company’s insurance subsidiaries are subject to government regulation.

The Company’s insurance subsidiaries are subject to regulation by the state insurance authorities of the various states in which they transact business. These regulations are generally intended for the protection of policyholders rather than security holders. The nature and extent of these regulations vary from jurisdiction to jurisdiction, but typically involve:

• regulation of dividend payments and other transactions between affiliates

• prior approval of the acquisition and control of an insurance company or of any company controlling an insurance company

• regulation of certain transactions entered into by an insurance company with any of its affiliates

• approval of premium rates for insurance

• standards of solvency and minimum amounts of capital surplus that must be maintained

• limitations on types and amounts of investments

• restrictions on the size of risks that may be insured by a single company

• licensing of insurers and agents

• deposits of securities for the benefit of policyholders

• approval of policy forms

• methods of accounting

• establishing reserves for losses and loss adjustment expenses

• regulation of underwriting and marketing practices

• regulation of reinsurance

• filing of annual and other reports with respect to financial condition and other matters

These regulations may impede, or impose burdensome conditions on, rate increases or other actions that the Company might want to take to enhance its operating results. In addition, state regulatory examiners perform periodic examinations of insurance companies.

The Company’s litigation risks include substantial claims by large classes of claimants.

From time to time the Company is involved in litigation arising in the ordinary course of its business. In addition, the Company currently is and has been in the past been subject to claims and litigation not arising in the ordinary course of business from large classes of claimants seeking substantial damages. Material pending legal proceedings not arising in the ordinary course of business are disclosed in our filings with the Securities and Exchange Commission. See Part I, Item 3 “Legal Proceedings” set forth elsewhere in this report. An unfavorable outcome in any class action suit or similar litigation against the Company could have a material adverse effect on its financial position or results of operations.

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

ITEM 9A.

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission.  An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective as of the end of such period.  There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as to certain information regarding executive officers included in Part I and the matters set forth below, the information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s principal executive officer, principal financial officer and controller and contains provisions relating to honest and ethical conduct (including the handling of conflicts of interest between personal and professional relationships), the preparation of full, fair, accurate and timely disclosure in reports and documents filed with the Securities and Exchange Commission and in other public communications made by the Company, compliance with governmental laws, rules and regulations and other matters.  A copy of the Code of Ethics for Senior Financial Officers is available through the “Corporate Governance” section of the Company’s internet website at www.landam.com.  Any amendment to or waiver from a provision of the Code of Ethics will be promptly disclosed on the Company’s website.

ITEM 11.

EXECUTIVE COMPENSATION

Except for certain information set forth under the captions “Report of Executive Compensation Committee” and “Stock Performance Graph,” the information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

FORM 8-K

(a)

(1), (2) and (3).  The response to this portion of Item 15 is submitted as a separate section of this report.

(b)

Reports on Form 8-K

The Company filed the following reports on Form 8-K during the last quarter of the period covered by this report:

(1)

Form 8-K, dated November 19, 2003, reporting under Items 5 and 7 the issuance by the Company of a press release on November 19, 2003 pursuant to Rule 135c announcing a proposed private offering of convertible debentures.

(2)

Form 8-K, dated November 20, 2003, reporting under Items 5 and 7 the issuance by the Company of a press release on November 20, 2003 announcing pursuant to Rule 135c the pricing of its private placement of convertible debentures.

(3)

Form 8-K, dated December 10, 2003, reporting under Items 5 and 7 the issuance by the Company of a press release on December 10, 2003 announcing the promotion of certain executive officers.

(4)

Form 8-K, dated October 22, 2003, reporting under Item 12 the issuance by the Company of a press release announcing the Company’s financial results for the quarter and nine months ended September 30, 2003.

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

March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles H. Foster, Jr. __________________________ Charles H. Foster, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004
/s/ Janet A Alpert __________________________ Janet A. Alpert	Vice Chairman and Director	March 12, 2004
/s/ Theodore L. Chandler, Jr. __________________________ Theodore L. Chandler, Jr.	President and Chief Operating Officer and Director	March 12, 2004
/s/ G. William Evans __________________________ G. William Evans	Chief Financial Officer (Principal Financial Officer)	March 12, 2004
/s/ John R. Blanchard __________________________ John R. Blanchard	Senior Vice President -- Corporate Controller (Principal Accounting Officer)	March 12, 2004

Signature	Title	Date
/s/ Michael Dinkins __________________________ Michael Dinkins	Director	March 12, 2004
/s/ John P. McCann __________________________ John P. McCann	Director	March 12, 2004
/s/ Robert F. Norfleet, Jr. __________________________ Robert F. Norfleet, Jr.	Director	March 12, 2004
/s/ Robert T. Skunda __________________________ Robert T. Skunda	Director	March 12, 2004
/s/ Julious P. Smith, Jr. __________________________ Julious P. Smith, Jr.	Director	March 12, 2004
/s/ Thomas G. Snead, Jr. __________________________ Thomas G. Snead, Jr.	Director	March 12, 2004
/s/ Eugene P. Trani __________________________ Eugene P. Trani	Director	March 12, 2004
/s/ Marshall B. Wishnack __________________________ Marshall B. Wishnack	Director	March 12, 2004

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEMS 15 (a)(1), (2) AND (3), (c) AND (d)

INDEX OF FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2003

LANDAMERICA FINANCIAL GROUP, INC.

RICHMOND, VIRGINIA

FORM 10-K ITEM 15 (a)(1), (2) AND (3)

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of LandAmerica Financial Group, Inc. and subsidiaries are included in Item 8:

Page

Report of Independent Auditors………………………………………………………….

F-1

Consolidated Balance Sheets, December 31, 2003 and 2002…………………………….

F-2

Consolidated Statements of Operations,

  Years Ended December 31, 2003, 2002 and 2001……………………………………..

F-4

Consolidated Statements of Cash Flows,

  Years Ended December 31, 2003, 2002 and 2001……………………………………..

F-5

Consolidated Statements of Changes in Shareholders’

  Equity, Years Ended December 31, 2003, 2002

  and 2001……………………………………………………………………………….

F-6

Notes to Consolidated Financial Statements,

  December 31, 2003, 2002 and 2001……………………………………………………

F-7

The following consolidated financial statement schedules of LandAmerica Financial Group, Inc. and subsidiaries are included in Item 15(d):

  Schedule I

Summary of Investments……………………………………

F-49

  Schedule II

Condensed Financial Information of

  Registrant…………………………………………………

F-50

  Schedule III

Valuation and Qualifying Accounts………………………….

F-54

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore, have been omitted.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

LandAmerica Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of LandAmerica Financial Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(d). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LandAmerica Financial Group, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As explained in Note 20 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and intangible assets.

/s/ ERNST & YOUNG LLP

Richmond, Virginia

February 18, 2004

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31

(In thousands of dollars)

	2003	2002
ASSETS

INVESTMENTS (Note 2):
Fixed maturities available-for-sale - at fair value (amortized cost: 2003 - $997,240; 2002 - $937,159)	$ 1,043,827	$ 991,494
Equity securities - at fair value (cost: 2003 - $26,262; 2002 - $23,395)	33,462	23,669
Federal funds sold	525	-
Invested cash	177,771	183,517

Total Investments	1,255,585	1,198,680

CASH	52,877	42,363

LOANS RECEIVABLE (Note 3)	260,471	1,172

ACCRUED INTEREST RECEIVABLE	14,775	15,147

NOTES AND ACCOUNTS RECEIVABLE
Notes (less allowance for doubtful accounts: 2003 - $3,765; 2002 - $4,454)	13,543	10,109
Trade accounts receivable (less allowance for doubtful accounts: 2003 - $12,681; 2002 - $6,102)	94,632	69,549

Total Notes and Accounts Receivable	108,175	79,658

PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation and amortization: 2003 - $169,667; 2002 - $136,788)	99,562	66,975

TITLE PLANTS (Notes 1 and 18)	99,534	96,995

GOODWILL (Notes 1, 16 and 20)	425,159	201,658

INTANGIBLE ASSETS (less accumulated amortization 2003 - $ 6,982) (Notes 1 and 6)	158,234	926

DEFERRED INCOME TAXES (Note 10)	134,235	111,883

OTHER ASSETS	108,853	95,375

Total Assets	$ 2,717,460	$ 1,910,832

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31

(In thousands of dollars)

	2003	2002
LIABILITIES

POLICY AND CONTRACT CLAIMS (Notes 4 and 6)	$ 659,571	$574,467

DEPOSITS (Note 5)	203,954	-

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	276,938	237,255

FEDERAL INCOME TAXES (Note 10)	-	17,549

NOTES AND CONTRACTS PAYABLE (Note 14)	327,358	188,476

DEFERRED SERVICE ARRANGEMENTS	163,462	2,892

OTHER	41,699	26,573

Total Liabilities	1,672,982	1,047,212

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY (Notes 7 and 8)

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2003 – 18,814,522; 2002 - 18,348,944	$520,897	$509,540

Accumulated other comprehensive loss	(16,501)	(198)

Retained earnings	540,082	354,278

Total Shareholders’ Equity	1,044,478	863,620

Total Liabilities and Shareholders’ Equity	$2,717,460	$1,910,832

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31

(In thousands of dollars except per common share amounts)

	2003	2002	2001
REVENUES
Operating revenues	$3,345,402	$2,533,544	$2,119,474
Investment and other income (Note 9)	52,087	51,691	50,789
Net realized investment gains (Notes 2 and 9)	8,513	1,315	214
	3,406,002	2,586,550	2,170,477
EXPENSES (Notes 3, 4, 12, 13, 14, 18 and 19)
Agents’ commissions	1,511,641	1,116,214	874,757
Salaries and employee benefits	859,051	691,345	640,149
General, administrative and other	480,584	383,204	375,559
Provision for policy and contract claims	188,649	105,817	83,819
Premium taxes	43,920	34,024	26,858
Exit and termination costs	262	13,370	1,685
Interest expense	13,082	12,379	12,766
Amortization	6,941	425	9,323
Write-off of intangibles and capitalized software	4,932	-	51,396
	3,109,062	2,356,778	2,076,312
INCOME BEFORE INCOME TAXES	296,940	229,772	94,165

INCOME TAX EXPENSE (Note 10)
Current	104,873	54,574	35,245
Deferred	(53)	25,846	(1,346)
	104,820	80,420	33,899
NET INCOME	192,120	149,352	60,266

DIVIDENDS - PREFERRED STOCK	-	-	(145)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$192,120	$149,352	$60,121

NET INCOME PER COMMON SHARE (Note 11)	$10.43	$8.10	$3.42

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	18,422	18,438	17,574

NET INCOME PER COMMON SHARE ASSUMING DILUTION (Note 11)	$10.31	$8.04	$3.24

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ASSUMING DILUTION	18,636	18,580	18,617

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31

(In thousands of dollars)

	2003	2002	2001
Cash flows from operating activities:
Net income	$192,120	$149,352	$60,266
Depreciation and amortization	25,878	17,799	34,640
Amortization of bond premium	5,698	4,111	2,942
Write-off of intangibles and capitalized software (Note 2)	4,932	-	51,396
Realized investment (gains)	(8,513)	(1,315)	(214)
Deferred income tax	53	25,846	(1,346)
Equity in earnings of unconsolidated subsidiaries	16,898	9,817	3,580
Change in assets and liabilities, net of businesses acquired:
Accrued interest receivable	1,757	535	954
Notes receivable	(179)	(1,336)	2,238
Accounts receivable	22,557	(9,172)	(21,707)
Income taxes receivable/payable	(20,179)	13,896	8,132
Policy and contract claims	84,504	13,029	4,640
Accounts payable and accrued expenses	(5,081)	15,836	(7,726)
Deferred service arrangements	4,633	1,008	208
Other	(19,979)	(11,111)	(409)
Net cash provided by operating activities	305,099	228,295	137,594
Cash flows from investing activities:
Purchase of property and equipment, net	(33,620)	(15,844)	(35,439)
Proceeds from sale-leaseback of furniture and equipment (Note 10)	-	-	10,000
Purchase of business, net of cash acquired (Note 14)	(308,192)	(13,169)	(16,540)
Investments in unconsolidated subsidiaries	(8,877)	(8,270)	(4,604)
Dividends received from unconsolidated subsidiaries	12,661	8,107	4,486
Change in cash surrender value of life insurance	(2,983)	1,650	2,918
Cost of investments acquired:
Fixed maturities – available-for-sale	(587,958)	(523,244)	(378,018)
Equity securities	(10,962)	(24,629)	-
Proceeds from investment sales or maturities:
Fixed maturities – available-for-sale	551,231	447,111	313,521
Equity securities	9,031	1,166	-
Net change in federal funds sold	9,406	-	-
Change in loans receivable	(11,177)	364	8,116
Net cash used in investing activities	(381,440)	(126,758)	(95,560)
Cash flows from financing activities:
Net change in deposits	(4,445)	-	-
Proceeds from the exercise of options	14,057	4,011	5,923
Cost of common shares repurchased	(2,700)	(16,266)	(97)
Repayment of cash surrender value loan	-	(6,966)	(4,893)
Dividends paid	(6,316)	(4,419)	(3,764)
Proceeds from issuance of notes payable	119,104	1,574	160,322
Payments on notes payable	(38,591)	(22,361)	(154,106)
Net cash provided by (used in) financing activities	81,109	(44,427)	3,385
Net increase in cash and invested cash	4,768	57,110	45,419
Cash and invested cash at beginning of year	225,880	168,770	123,351
Cash and invested cash at end of year	$230,648	$225,880	$168,770

See Notes to Consolidated Financial Statements

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amounts	Shares	Amounts	Income (Loss)	Earnings	Equity

BALANCE – December 31, 2000	2,200,000	$ 175,700	13,518,319	$ 340,269	$ (4,712)	$ 152,843	$ 664,100

Comprehensive income:
Net income	-	-	-	-	-	60,266	60,266
Other comprehensive income (loss) (Notes 2 and 7)
Net unrealized gains on securities, net of tax $3,121 (Note 6)	-	-	-	-	10,507	-	10,507
Minimum pension liability adjustment, net of tax $(5,310) (Note 10)	-	-	-	-	(9,442)	-	(9,442)

							61,331

Common stock retired	-	-	(3,600)	(97)	-	-	(97)
Stock options and incentive plans	-	-	244,659	5,923	-	-	5,923
Preferred stock conversion	(2,200,000)	(175,700)	4,824,559	175,700	-	-	-
Preferred dividends (7%)	-	-	-	-	-	(145)	(145)
Common dividends ($0.20/share)	-	-	-	-	-	(3,619)	(3,619)

BALANCE – December 31, 2001	-	-	18,583,937	521,795	(3,647)	209,345	727,493

Comprehensive income:
Net income	-	-	-	-	-	149,352	149,352
Other comprehensive income (loss) (Notes 2 and 7)
Net unrealized gains on securities, net of tax $15,992 (Note 6)	-	-	-	-	29,701	-	29,701
Minimum pension liability adjustment, net of tax $(14,986) (Note 10)	-	-	-	-	(26,252)	-	(26,252)

							152,801

Common stock retired	-	-	(507,150)	(16,266)	-	-	(16,266)
Stock options and incentive plans	-	-	272,157	4,011	-	-	4,011
Common dividends ($0.24/share)	-	-	-	-	-	(4,419)	(4,419)

BALANCE – December 31, 2002	-	-	18,348,944	509,540	(198)	354,278	863,620

Comprehensive income:
Net income	-	-	-	-	-	192,120	192,120
Other comprehensive loss (Notes 2 and 7)
Net unrealized loss on securities, net of tax $(301) (Note 7)	-	-	-	-	(520)	-	(520)
Minimum pension liability adjustment, net of tax $8,974 (Note 12)	-	-	-	-	(15,783)	-	(15,783)

							175,817

Common stock retired	-	-	(62,000)	(2,700)	-	-	(2,700)
Stock options and incentive plans	-	-	527,578	14,057	-	-	14,057
Common dividends ($0.34/share)	-	-	-	-	-	(6,316)	(6,316)

BALANCE – December 31, 2003	-	$ -	18,814,522	$ 520,897	$ (16,501)	$ 540,082	$ 1,044,478

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of LandAmerica Financial Group, Inc. (the “Company”) and its wholly owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States which differ from statutory accounting practices prescribed or permitted by regulatory authorities for its insurance company subsidiaries.

Organization

The Company is engaged principally in the title insurance business. Title insurance policies are insured statements of the condition of title to real property, showing ownership as indicated by public records, as well as outstanding liens, encumbrances and other matters of record and certain other matters not of public record. The Company’s business results primarily from resales and refinancings of residential real estate and to a lesser extent, from commercial transactions and the sale of new housing.

The Company, through its principal subsidiaries, is one of the largest title insurance Companies in the United States. The Company’s title insurance underwriters – Commonwealth Title Insurance Company, Lawyers Title Insurance Corporation and Transnation Title Insurance Company – together issue the majority of the Company’s insurance products in 50 states, Mexico, Canada, the Caribbean and Latin America. Additionally, the Company provides a broad array of escrow and other title related services including collection and trust activities, recordings and property data and disclosure services. These services are included in the Title Insurance business segment.

Additionally, the Company has diversified into other real estate transaction products and services including tax monitoring and flood certification services, default management services and mortgage credit reporting to lenders. These businesses are included in the Lender Services segment.

Finally, the Company operates an industrial bank, provides inspection services on commercial and residential real estate and commercial appraisal and valuation services. These services, along with the unallocated portion of the corporate expenses related to the Company’s corporate offices in Richmond, Virginia (including unallocated interest expense) have been included in the Corporate and Other Business segment.

See Note 21 for additional information regarding the Company’s business segments.

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

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations, after intercompany eliminations, of the Company and its subsidiaries. The Company’s investments in non-majority owned partnerships and affiliates that are not variable interest entities are accounted for on the equity method. The Company also consolidates any variable interest entity of which it is the primary beneficiary in accordance with Financial Accounting Standards Board Interpretation Number (“FIN”) No. 46, Variable Interest Entities.

Reclassification

Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

Investments

The Company records its fixed-maturity and equity security investments, which are classified as available-for-sale at fair value, and reports the change in the unrealized appreciation and depreciation as a separate component of shareholders’ equity. The amortized cost of fixed-maturity investments classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts. That amortization or accretion is included in net investment income.

Realized gains and losses on sales of investments as well as declines in value of a security considered to be other than temporary are recognized in operations on the specific identification basis.

The high investment grade mortgage-backed bond portion of the fixed-maturity securities portfolio is accounted for on the retrospective method. For the non-investment grade mortgage-backed bond portion of the fixed maturity securities portfolio, the prospective method is used.

Loans Receivable

Loans Receivable are carried at face value net of participations sold, unearned discounts and deferred loan fees and the allowance for losses. Interest is accrued daily on a simple-interest basis, except where reasonable doubt exists as to the collectibility of the interest, in which case the accrual of interest is discontinued. Unearned discounts and deferred loan fees are recognized using the interest method.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, certain origination fees and direct costs associated with lending are capitalized and amortized over the respective lives of the loans receivable as a yield adjustment using the interest method.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Accounts receivable are carried at face value which approximates fair value. The allowance for doubtful accounts receivables represents an estimate of amounts considered uncollectible and is determined based on management’s evaluation of historical collection experience, adverse situations which may affect an individual customer’s ability to repay as well as prevailing economic conditions.

Title Plants

Title plants consist of title records relating to a particular region and are generally stated at cost. Expenses associated with current maintenance, such as salaries and supplies, are charged to expense in the year incurred. The costs of acquired title plants and the building of new title plants, prior to the time that a plant is put into operation, are capitalized. Properly maintained title plants are not amortized or depreciated because there is no indication of diminution in their value.

Intangible Assets

Intangible assets primarily include capitalized customer relationships, non-competition arrangements and debt offering costs. These assets were initially recognized and measured in accordance with SFAS No. 141, Business Combinations, at fair value. These assets are amortized on a straight-line basis over 3 to 20 years. Amortization expense for the next five years is anticipated to be $18,456 - 2004, $18,456 - 2005, $18,456 - 2006, $18,451 - 2007 and $17,662 - 2008.

Property and Equipment

Property and equipment, including capitalized software costs, is recorded at cost less accumulated depreciation and is depreciated principally on a straight-line basis over the useful lives of the various assets, which range from three to forty years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the term of the applicable lease or the estimated useful lives of such assets. Capitalized software costs are capitalized from the time of technological feasibility is established until the software is ready for use.

Goodwill

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles. This statement addresses financial accounting and reporting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill is no longer amortized but rather is tested annually for impairment. The Company has selected October 1 as the annual valuation date to test goodwill for impairment. No impairment was identified in the Company’s annual test. See further details in Notes 16 and 20.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prior to January 1, 2002, goodwill for businesses acquired prior to July 1, 2001 was amortized on a straight-line basis over its estimated useful life, principally over a forty-year period. The Company assessed the recoverability of goodwill in 2001 by estimating the future discounted cash flows of the businesses to which the goodwill related. Estimated cash flows were determined by aggregating the Company’s business to an operational and organizational level for which meaningful identifiable cash flows could be determined. When estimated future discounted cash flows were less than the carrying amount of the net assets (tangible and identifiable intangible) and related goodwill, impairment losses of goodwill were charged to operations. Impairment losses, limited to the carrying amount of goodwill, represented the sum of the carrying amount of the net assets (tangible and identifiab le intangible) and goodwill in excess of the discounted cash flows of the business being evaluated. In determining the estimated future cash flows, the Company considered current and projected future levels of income as well as business trends, prospects and market and economic conditions.

Impairment of Long-lived Assets

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This standard requires that the Company test long-lived assets for impairment whenever there are recognized events or changes in circumstances that could affect the carrying value of the long-lived assets. If indicators of impairment are present, the Company estimates the future cash flows expected to be generated from the use of those assets and their eventual disposal. In the fourth quarter of 2003, the Company identified certain title plants that were impacted by events in their individual marketplaces. The Company took a charge of $4,932 associated with these title plants to adjust the carrying value to appropriate levels. See Note 18 for additional information.

Loans Receivable Allowance

The allowance for loan losses is established through a provision for loan losses. A loan is charged off against the allowance for loan losses when the Company believes that collectibility of the principal is unlikely. The allowance is an amount that management believes is adequate to absorb estimable and probable losses on existing loans and contracts. The Company takes into consideration changes in the nature and volume of its portfolio, overall portfolio quality, prior loss experience, review of specific problem loans and contracts, regulatory guidelines and current economic conditions that may affect the borrower’s ability to pay. Additionally, certain regulatory agencies, as part of their examination process, periodically review the Company’s allowance for loan losses. These agencies may require adjustments to the allowance based on their judgment regarding information mad e available to them.

Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans receivable are generally measured at the present value of expected cash flows discounted at the loan’s effective

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

interest rate. In the case of collateral-dependent loans, impairment is based on the fair value of the collateral.

Policy and Contract Claims Liability

Liabilities for estimated losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred for policies in which revenue has been recognized through December 31, 2003. Reported claims are reserved based on a review by the Company as to the estimated amount of the claims and costs required to settle the claim. The reserves for unpaid losses and loss adjustment expenses are estimated using historical loss and loss development analyses. Title insurance reserve estimates are subject to a significant degree of inherent variability due to the length of time over which claim payments are made and the effects of external factors such as general economic conditions. Although management believes that the reserve for policy and contract claims is reasonable, it is possible that the Company’s actual incurred policy and contract claims will not conform to the assumptions inherent in the determination of these reserves. Accordingly, the ultimate settlement of policy and contract claims may vary significantly from the estimates included in the Company’s financial statements. Management believes that the reserves for losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits are more likely than not.

Escrow and Trust Deposits

As a service to its customers, the Company administers escrow and trust deposits which amounted to approximately $1,992,242 and $1,680,056 at December 31, 2003 and 2002, respectively, representing undisbursed amounts received for settlements of mortgage loans and indemnities against specific title risks. These funds are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets.

Revenue Recognition

Title Insurance – Premiums on title insurance written by the Company’s employees are recognized as revenue when the Company is legally or contractually entitled to collect the premium. Revenues from title policies issued by independent agents are generally recognized when reported by the agent and are recorded on a “gross” (before the

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

deduction of agent commissions) versus “net” basis. Title search and escrow fees are recorded as revenue when the order is closed.

Lender Services – Revenue is recognized for property tax and hazard information services on a straight-line basis over the anticipated life of the loan. For these services, fees are received in advance for the entire period that a loan will be serviced. The amount not recognized as revenue in the financial statements in the period received is reported in the accompanying balance sheet as deferred service arrangements in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The amortization period is evaluated quarterly to determine if there have been changes in the estimated life of the loan and/or changes in the number and/or timing of prepayments.

Revenue is generally recognized on other lender services products at the time of delivery, as the Company has no significant ongoing obligation after delivery.

Corporate and Other – Interest income is recognized by the Company’s industrial bank subsidiary on the outstanding principal balance using the accrual basis of accounting. Loan origination fees and related direct loan costs are deferred and recognized over the life of the loan. Loans are typically classified as non-accrual if they miss three or more contractual payments.  Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, in accordance with the contractual interest and principal payment terms of interest and principal.

While a loan is classified as non-accrual and future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest may be recognized on a cash basis.

Like Kind Exchanges

Through one of its non-insurance subsidiaries the Company facilitates tax deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. Acting as a qualified intermediary, the Company holds the proceeds from sales transactions until a qualifying acquisition occurs, thereby assisting its customers in deferring the recognition of taxable income. At December 31, 2003 and 2002, the Company was holding $524,266 and $299,415, respectively, of such proceeds which are not considered assets of the Company and are, therefore, excluded from the accompanying consolidated balance sheets. The Company also facilitates tax-deferred property exchanges for customers pursuant to Revenue Procedure 2001-37, so-called “reverse exchanges.”  These reverse exchanges require the Company to take title to the customer’s property until a qualifying acquisition occurs. Through these reverse exchanges the Company acquires property on behalf of customers using funds provided by the customers or from non-recourse loans arranged by the customer. The property is triple net leased to the customer and the customer fully indemnifies the Company against

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

all risks associated with ownership of the property. The Company does not record these reverse exchanges which amounted to $183,746 and $90,241 at December 31, 2003 and 2002, respectively, on its financial statements.

Statement of Cash Flows

For purposes of the statement of cash flows, cash and invested cash are combined to present liquidity information.

Fair Values of Financial Instruments

The carrying amounts reported in the balance sheet for cash and invested cash, short-term investments, premiums receivable and certain other assets approximate those assets’ fair values. Fair values for investment securities are based on quoted market prices. The fair value of the fixed-rate portion of the Company’s long-term debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The remaining portion of the Company’s long-term debt approximates fair value since the interest rate is variable. Additionally, the Company’s loans receivable and deposits are estimated using a discounted cash-flow analysis. The Company has no other material financial instruments. See Notes 3, 5 and 14.

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) otherwise known as the intrinsic value method, and accordingly, recognizes no compensation expense for the stock option grants.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The transition rules of this standard are not applicable since the Company continues to account for stock-based compensation under the guidance of APB 25.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pro forma information regarding net income and earnings per share is required by SFAS No. 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002:  risk-free interest rate of 5.31%, dividend yield of .62%, volatility factor of the expected market price of the Company’s Common Stock of .475 and a weighted-average expected life of the options of approximately eight years. There were no options issued in 2003.

The Black-Scholes option valuation method was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The following pro forma information shows the Company’s net income and earnings per basic and diluted share if compensation expense for the Company’s employee stock options issued in 2003, 2002 and 2001 had been determined based on the fair value method of accounting:

	2003	2002	2001

Net income, as reported	$ 192,120	$ 149,352	$ 60,266
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,290)	(2,580)	(2,525)

Pro forma net income	190,830	146,772	57,741
Dividends – preferred stock	-	-	(145)

Pro forma net income available to common shareholders	$ 190,830	$ 146,772	$ 57,596

Earnings per share:
Basic – as reported	$10.43	$8.10	$3.42
Basic – pro forma	$10.36	$7.96	$3.28

Diluted – as reported	$10.31	$8.04	$3.24
Diluted – pro forma	$10.25	$7.96	$3.28

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exit and Termination Costs

In January 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which was effective for periods after December 31, 2002. The statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. Previously, these liabilities were required to be accrued at the time management committed to an activity. Costs required to be accrued include but are not limited to termination benefits provided to current employees that were involuntarily terminated, costs to terminate a contract that was not a capital lease, and costs to consolidate facilities or relocate employees. The impact of implementation of this standard was not material.

2.

INVESTMENTS

The amortized cost and estimated fair value of investments in fixed maturities available for sale at December 31, 2003, and 2002 were as follows:

	2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 88,921	$ 3,141	$ 148	$ 91,914

Obligations of states and political subdivisions	417,934	23,445	269	441,110

Fixed maturities issued by foreign governments	1,478	2	-	1,480

Public utilities	23,025	1,470	10	24,485

Corporate securities	344,337	17,693	800	361,230

Mortgage-backed securities	116,049	2,137	140	118,046

Preferred stock	5,496	84	18	5,562

Fixed maturities available-for-sale	$ 997,240	$ 47,972	$ 1,385	$ 1,043,827

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

2.

INVESTMENTS (Continued)

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

The amortized cost and estimated fair value of fixed-maturity securities at December 31, 2003 by contractual maturity for available for sale securities are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Estimated Fair Value

Due in one year or less	$ 24,296	$ 24,667

Due after one year through five years	368,716	387,884

Due after five years through ten years	329,222	348,198

Due after ten years	158,957	165,032

Mortgage-backed securities	116,049	118,046

	$ 997,240	$ 1,043,827

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

2.

INVESTMENTS (Continued)

Realized and unrealized gains (losses) representing the change in difference between fair value and cost (principally amortized cost for fixed maturities) on fixed maturities and equity securities for the three years ended December 31, are summarized below:

Change in
	Realized	Unrealized

2003
Fixed maturities	$ 7,710	$ (7,748)
Equity securities	803	6,927
	$ 8,513	$ (821)

2002
Fixed maturities	$ 1,383	$ 45,419
Equity securities	(68)	274
	$ 1,315	$ 45,693

2001
Fixed maturities	$ 289	$ 12,578
Equity securities	(75)	1,050
	$ 214	$ 13,628

Gross unrealized gains and (losses) relating to investments in equity securities were $7,234 and $(33) at December 31, 2003.

A total of 169 securities had unrealized losses at December 31, 2003, and the duration of these securities range from one year to thirty years. All but three of the securities with unrealized losses were investment grade fixed maturity securities acquired by the Company during 2003, and accordingly, each security has been in an unrealized loss position for less than twelve months. The three securities with unrealized losses in excess of twelve months were investment grade and had an aggregate unrealized loss of $31.

Management has concluded that none of the available-for-sale securities with unrealized losses at December 31, 2003 has experienced an other-than temporary impairment. This conclusion was based on a number of factors including:  (1) there were no securities with fair values less than 80% of amortized cost at December 31, 2003, (2) there were no securities rated below investment grade, and (3) there were no securities for which fair value had been significantly below amortized cost for a period of six months or longer.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

2.

INVESTMENTS (Continued)

Proceeds from sales of investments in fixed maturities, net of calls or maturities during 2003, 2002 and 2001 were $463,036, $339,219 and $273,798, respectively. Gross gains of $8,655, $5,690 and $4,191 in 2003, 2002 and 2001, respectively, and gross losses of $779, $4,043 and $3,378 in 2003, 2002 and 2001, respectively, were realized on those sales.

Proceeds from sales of investments in equity securities during 2003 and 2002 were $9,032 and $1,166, respectively. Gross gains of $1,015 and $5 and gross losses of $212 and $73 were realized on those sales in 2003 and 2002, respectively. There were no sales of investments in equity securities during 2001.

At December 31, 2003, no industry group comprises more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States, and is not dependent on the economic stability of one particular region.

At December 31, 2003, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of shareholders’ equity.

3.

LOANS RECEIVABLE

Loans receivable at December 31, 2003, and December 31, 2002, are summarized as follows:

	2003	2002

Loans – interest bearing	$257,627	$1,291
Conditional sales and other contracts	5,225	-
	262,852	1,291
Unearned income on loans	(660)	-
Allowance for loan losses	(3,315)	(119)
Deferred loan fees	1,594	-
	$260,471	$1,172

The average yield on the Company’s loan portfolio was 8% for the year ended December 31, 2003. Average yields are affected by amortization of discounts on loans, prepayment penalties recorded as income, loan fees amortized to income and market interest rate changes.

The fair value of loans receivable was approximately $263,100 at December 31, 2003, and was estimated based on the discounted value of future cash flows using the current rates offered for loans with similar terms to borrowers of similar credit quality.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

3.

LOANS RECEIVABLE (Continued)

The activity in the allowance for loan losses for the years ended December 31, 2003, and December 31, 2002, is as follows:

	2003	2002

Beginning of year	$ 119	$ 176
Add: Provision for loan losses	715	20
Recoveries	(24)	31
Balance acquired	2,513	-
Less: Charge-offs	(8)	(108)
Balance at end of year	$ 3,315	$ 119

The recorded investment in loans for which impairment has been recognized was $111 at December 31, 2003. The average recorded investment in impaired loans was $111 for the one month that the Company owned Centennial bank during the year ended December 31, 2003. The amount of loans in non-accrual status was not material at December 31, 2003. A specific reserve has been provided for all impaired loans for which management believes collectibility is doubtful.

The allowance for loan losses is maintained at a level that is considered appropriate by management to provide for risks in the portfolio.

4.

POLICY AND CONTRACT CLAIMS

Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

	2003	2002	2001

Balance at January 1	$574,467	$561,438	$556,798

Incurred related to:
Current year	147,310	136,502	114,173
Prior years	41,339	(30,685)	(30,354)

Total incurred	188,649	105,817	83,819

Paid related to:
Current year	8,471	10,503	6,651
Prior years	95,074	82,285	72,528

Total paid	103,545	92,788	79,179

Balance at December 31	$659,571	$574,467	$561,438

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

4.

POLICY AND CONTRACT CLAIMS (Continued)

The adverse development on prior year loss reserves during 2003 was attributable to the emergence of a few large claims for policy years 2001 and 2002. Reserves for policy years 1999 and prior developed favorably in 2003. The favorable development on prior year loss reserves during 2002 and 2001 was attributable to lower than expected payment levels on recent issue years which included a high proportion of refinance business.

5.

DEPOSITS

Passbook and investment certificate accounts at December 31, 2003, are summarized as follows:

Passbook accounts	$ 80,393

Certificate accounts:
Less than one year	96,051
One to five years	27,510

$ 203,954
Annualized interest rates:
Passbook accounts	2.03%
Certificate accounts	2.79%

The carrying value of the passbook accounts approximates fair value due to the short-term nature of this liability. The fair value of deposit accounts was approximately $204,400 at December 31, 2003 and was estimated based on the discounted value of future cash flows using a discount rate approximating current market for similar liabilities.

6.

REINSURANCE

The Company cedes and assumes title policy risks to and from other insurance companies in order to limit and diversify its risk. The Company cedes insurance on risks in excess of certain underwriting limits, which provides for recovery of a portion of losses. The Company remains contingently liable to the extent that reinsuring companies cannot meet their obligations under reinsurance agreements.

Due to statutory limitations, the Company is restricted to purchasing reinsurance from other title companies. Consequently, the Company purchases significantly all its title insurance from two other title companies. These title companies have an AM Best rating of A or better, indicating excellent or superior ability to meet their obligations.

The Company has not paid or recovered any reinsured losses during the three years ended December 31, 2003. The total amount of premiums for assumed and ceded risks was less than 1% of title premiums in each of the last three years.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

7.

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

Stock Options

The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under SFAS No. 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

7.

SHAREHOLDERS’ EQUITY (Continued)

Under the Company’s 1991 Stock Incentive Plan, as amended (the “1991 Plan”), officers, directors and key employees of the Company and its subsidiaries were eligible to receive grants and/or awards of Common Stock, restricted stock, phantom stock, incentive stock options, non-qualified stock options and stock appreciation rights. The 1991 Plan expired as to new grants or awards on October 31, 2000; however, grants and awards made prior to expiration of the 1991 Plan remain subject to the 1991 Plan and the applicable provisions of the grant or award. As of October 31, 2000, the Company had made grants or awards covering 1,509,480 shares of Common Stock under the 1991 Plan.

The Company has adopted the 2000 Stock Incentive Plan, as amended (the “2000 Plan”), which provides for grants and/or awards of Common Stock, restricted stock, stock options, stock appreciation rights and phantom stock to officers, directors, employees, agents, consultants and advisors of the Company and its subsidiaries, as determined in the discretion of the Executive Compensation Committee of the Board of Directors. The maximum number of shares of Common Stock authorized for issuance under the 2000 Plan is 3,000,000, subject to adjustment as described in the 2000 Plan. Awards of Common Stock, restricted stock and phantom stock are limited under the 2000 Plan to the issuance of a maximum 500,000 shares during the term of the 2000 Plan, subject to adjustment. As of December 31, 2003, the Company had made awards of 289,580 shares of restricted stock and 100 shares of Common Stock; grants of 71,820 shares of phantom stock designated as cash units and payable solely in cash; and grants of options covering 753,430 shares net of adjustment for option forfeitures.

Pursuant to the 1992 Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”), each non-employee director was eligible to receive an option grant to purchase 1,500 shares of Common Stock on the first business day following the annual meeting of shareholders. Up to 60,000 shares of Common Stock were available for issuance under the Directors’ Plan, and as of May 21, 1997, the Company had granted options covering all 60,000 shares. Stock option grants to non-employee directors from 1998 to 2002 were made under the 1991 and 2000 Plans. Beginning on June 17, 1998, annual stock option grants to non-employee directors were increased from 1,500 to 2,000 shares of Common Stock. In 2003, the Company made awards of 1,000 shares of restricted stock to non-employee directors under the 2000 Plan.

All options which have been granted under the 1991 Plan, the 2000 Plan and the Directors’ Plan are non-qualified stock options with an exercise price equal to the fair market value of a share of Common Stock on the date of grant. Options granted under the Directors’ Plan, the 1991 Plan and the 2000 Plan which have been granted to Directors expire ten years from the date of grant. All remaining outstanding options, which have been granted under the 1991 and 2000 Plans expire seven years from the date

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

7.

SHAREHOLDERS’ EQUITY (Continued)

of grant and generally vest ratably over a four-year period. At December 31, 2003, there were 1,885,070 shares available for future grant under the 2000 Plan following adjustment for option forfeitures.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

		Weighted	Weighted
	Number	Average	Average
	of Shares	Exercise Price	Fair Value
Options outstanding, December 31, 2000 (489,000 exercisable)	1,042,000	$24
Granted	710,000	31	$12.56
Exercised	246,099	15
Forfeited	12,000	45

Options outstanding, December 31, 2001 (421,145 exercisable)	1,493,901	$29
Granted	16,000	32	$17.92
Exercised	151,757	19
Forfeited	71,502	32

Options outstanding, December 31, 2002 (616,630 exercisable)	1,286,642	$30
Granted	-	-	$ -
Exercised	358,398	29
Forfeited	12,000	44

Options outstanding, December 31, 2003 (532,738 exercisable)	916,244	$30

The following table summarizes information about stock options outstanding at December 31, 2003:

		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 12/31/03	Life	Price	at 12/31/03	Price
$11.75 – $20.06	231,244	3.33	$ 19.10	148,738	$ 18.90
26.50 – 26.50	259,750	4.90	26.50	109,250	26.50
27.70 – 32.04	47,000	7.13	29.51	47,000	29.51
36.80 – 36.80	254,250	4.11	36.80	103,750	36.80
43.60 – 54.04	124,000	2.24	45.07	124,000	45.07
$11.75 – $54.04	916,244	4.04	$ 30.16	532,738	$ 30.97

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

7.

SHAREHOLDERS’ EQUITY (Continued)

Savings and Stock Ownership Plan

The Company has registered 3,100,000 shares of Common Stock for use in connection with the LandAmerica Financial Group, Inc. Savings and Stock Ownership Plan. Substantially all of the employees of the Company are eligible to participate in the Plan.

Prior to July 1, 2002, the Company provided the Plan Trustee with funds to purchase shares on the open market to use in matching employee contributions. After that date, the Company has matched employee contributions in cash. The level of contributions to the Plan is discretionary and set by the Board of Directors annually. The total number of shares purchased and allocated to employees including both company match and employee contributions in 2003, 2002 and 2001 were 107,547, 184,656 and 237,654, respectively, at a cost of $4,755, $5,470 and $7,966, respectively. Amounts charged to income by the Company were $11,931, $10,347 and $6,882 for 2003, 2002 and 2001, respectively.

Deferral Plans

Pursuant to the Company’s Executive Voluntary Deferral Plan and Outside Directors Deferral Plan, executives and directors can defer eligible compensation into deferred stock units or a cash account bearing interest at a fixed rate of return. Under the terms of the original plans, deferred stock units were settled by a cash payment to the plan participant. Effective April 24, 2002, the Company amended the deferral plans to provide for the settlement of deferred stock units in the Common Stock of the Company.  Effective January 1, 2004, and subject to shareholder approval at the 2004 annual meeting of shareholders, the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan were amended to provide a maximum of 800,000 and 100,000, respectively, of Common Stock that can be issued under the plans. A trust has been established to hold the shares of Common Stock to be used to fund payments to executives and directors. The Company provides the trustee of the Plans with the funds to purchase shares of Common Stock on the open market to match the number of deferred stock units credited to participants’ accounts under the deferral plans. The aggregate number of shares purchased by the trustee of the plans in 2003 was 39,087 at a cost of $1,540.

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

7.

SHAREHOLDERS’ EQUITY (Continued)

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

Convertible Debt

In November and December 2003, the Company issued approximately $115,000 of the Company’s 3.125% Convertible Senior Debentures due 2033 through a private placement. At December 31, 2003, none of the shares had been converted.

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

A summary of unrealized gains (losses) and reclassification adjustments, net of tax, of available-for-sale securities for the years ended December 31, 2003, 2002 and 2001 follows:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

7.

SHAREHOLDERS’ EQUITY (Continued)

	2003	2002	2001

Unrealized holding (losses) gains arising during the period	$ (8,346)	$ 30,724	$ 10,175
Reclassification adjustment for gains (losses) previously included in other comprehensive income (net of tax expense (benefit) of $4,270 - 2003; $551 – 2002 and $(186) – 2001)	7,826	1,023	(332)
Net unrealized holding (losses) gains arising during the period	$ (520)	$ 29,701	$ 10,507

8.

STATUTORY FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities. Combined statutory equity of the Company’s insurance subsidiaries was $502,254 and $545,337 at December 31, 2003 and 2002, respectively. The difference between statutory equity and equity determined on the basis of accounting principles generally accepted in the United States is primarily due to differences between the provision for policy and contract claims included in the accompanying financial statements and the statutory unearned premium reserve, which is calculated in accordance with statutory requirements, and statutory regulations that preclude the recognition of certain assets and limit the recognition of goodwill and deferred income tax assets. Combined statutory net income of the Company’s primary insurance subsidiaries was $163,340, $128,169 and $79,309 for the years ended December 31, 2003, 2002 and 2001, respectively.

In a number of states, the Company’s insurance subsidiaries are subject to regulations which require minimum amounts of statutory equity and which require that the payment of any extraordinary dividends receive prior approval of the Insurance Commissioners of these states. An extraordinary dividend is generally defined by various statutes in the state of domicile of the subsidiary insurer. Under such statutory regulations, net assets of consolidated insurance subsidiaries aggregating $103,082 is available for dividends, loans or advances to the Company during the year 2004.

In addition, the credit agreement with SunTrust Bank (See Note 12) contains certain covenants, which would limit future dividend payments by the Company. Management does not believe, however, that these restrictions will, in the foreseeable future, adversely affect the Company’s ability to pay cash dividends at the current dividend rate.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

8.

STATUTORY FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At December 31, 2003, the Company’s insurance and industrial bank subsidiaries had $22,862 on deposit with various state regulatory agencies.

9.

INVESTMENT INCOME

Earnings on investments and net realized gains (losses) for the three years ended December 31, follow:

	2003	2002	2001

Fixed maturities available-for-sale	$ 47,832	$ 50,555	$ 48,981
Equity securities	2,032	387	-
Invested cash and other short-term investments	2,573	2,172	3,102
Loans receivable	1,583	84	107
Other investment income	125	-	-
Net realized gains	8,513	1,315	214
Total investment income	62,658	54,513	52,404
Investment expenses	(2,058)	(1,507)	(1,401)
Net investment income	$ 60,600	$ 53,006	$ 51,003

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

10.

INCOME TAXES

The Company and its majority-owned subsidiaries file a consolidated federal income tax return. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2003 and 2002 were as follows:

	2003	2002
Deferred tax assets:
Policy and contract claims	$ 62,601	$ 49,551
Pension liability	17,800	16,179
Employee benefit plans	28,728	24,823
Allowance for bad debts	6,258	3,871
Goodwill	39,712	49,199
Deferred income	65,028	-
Other	3,958	2,208
Total deferred tax assets	224,085	145,831
Deferred tax liabilities:
Fixed assets	8,613	2,172
Title plants	8,929	7,853
Capitalized system development costs	1,443	1,689
Unrealized gains	18,813	19,113
Other intangibles	48,069	-
Other	3,983	3,121
Total deferred tax liabilities	89,850	33,948
Net deferred tax asset	$ 134,235	$ 111,883

A valuation allowance will be established for any portion of a deferred tax asset that management believes may not be realized. At December 31, 2003 and 2002, no valuation allowance was provided.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

10.

INCOME TAXES (Continued)

The provision for income tax differs from the amount of income tax determined by applying the U.S. statutory income tax rate (35%) to pre-tax income as a result of the following:

	2003	2002	2001

Tax expense at federal statutory rate	$103,929	$80,420	$32,958
Federal tax credits	(1,271)	(675)	-
Nontaxable interest	(5,074)	(4,931)	(4,452)
Dividend deductions	(450)	(581)	(795)
Company-owned life insurance	(567)	(189)	(654)
Meals and entertainment	4,888	2,992	3,421
State income taxes, net of federal benefit	3,214	1,993	1,135
Other, net	151	1,391	2,286
Income tax expense	$ 104,820	$ 80,420	$ 33,899

Taxes paid were $120,254 in 2003, $35,342 in 2002 and $25,979 in 2001.

11.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2003	2002	2001
Numerator:
Net income – numerator for diluted earnings per share	$ 192,120	$ 149,352	$ 60,266
Less preferred dividends	-	-	(145)

Numerator for basic earnings per share	$ 192,120	$ 149,352	$ 60,121

Denominator:
Weighted average shares – denominator for basic earnings per share	18,422	18,438	17,574

Effect of dilutive securities:
Assumed weighted average conversion of preferred stock	-	-	852
Employee stock options	214	142	191

Denominator for diluted earnings per share	18,636	18,580	18,617

Basic earnings per common share	$10.43	$8.10	$3.42

Diluted earnings per common share	$10.31	$8.04	$3.24

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

12.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The Company has pension and other retirement benefit plans covering substantially all employees. The Company’s principal pension plan is a non-contributory, qualified, defined benefit pension plan that provides benefits based on a cash balance formula. Each participant’s account is credited annually with an amount equal to 2-5% of the participant’s annual compensation based on the participant’s age and years of credited service. Additionally, each participant’s account balance will be credited with interest based on the 10-year treasury bond rate published in November preceding the applicable plan year. Prior to January 1, 1999, the Company maintained two separate non-contributory defined benefit plans, which were merged into the current plan. Participants prior to January 1, 1999, who met the requirements for early retirement on that date, may elect to receive their retirement benefits under the applicable prior plan or formula. The Company’s policy is to fund all accrued pension costs.

Additionally the Company sponsors a postretirement benefit plan that provides for postretirement health care and life insurance benefits to employees hired by the Company prior to January 1, 2000. The Company also sponsors non-qualified, unfunded supplemental benefit plans covering key management personnel.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

12.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

Obligations and funded status at December 31 are as follows:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$ 231,037	$ 214,557	$ 60,963	$ 46,221
Service cost	9,269	8,134	685	851
Interest cost	14,525	14,916	3,785	3,436
Plan participants’ contributions	-	-	881	651
Plan amendments	-	693	-	-
Actuarial loss (gain)	31,598	17,053	(1,700)	13,652
Benefits paid	(18,688)	(24,316)	(4,329)	(3,848)
Benefit obligation at end of year	$ 267,741	$ 231,037	$ 60,285	$ 60,963

Change in plan assets:
Fair value of plan assets at beginning of year	$ 183,159	$ 193,890	$ -	$ -
Actual return on plan assets	23,265	(5,715)	-	-
Refund of plan assets	-	-	-	-
Company contributions	10,200	19,300	-	-
Plan participants’ contributions	-	-	-	-
Benefits paid	(18,688)	(24,316)	-	-
Fair value of plan assets at end of year	$ 197,936	$ 183,159	$ -	$ -

Funded status of the plan (underfunded)	$ (69,805)	$ (47,878)	$ (60,285)	$ (60,963)
Unrecognized net actuarial loss	93,391	68,960	9,498	11,928
Unrecognized transition obligation	-	-	10,562	11,735
Unrecognized prior service cost	(6,441)	(8,206)	1,634	2,111
Contribution made between measurement date and year end	16,004	-	-	-
Minimum pension liability adjustment	(80,747)	(55,990)	-	-
Accrued benefit cost	$ (47,598)	$ (43,114)	$ (38,591)	$ (35,189)

	Pension Benefits		Other Benefits
	2003	2002	2003	2002

Accrued benefit cost	$ (47,598)	$ (43,114)	$ (38,591)	$ (35,189)
Accumulated other comprehensive income	80,747	55,990	-	-
Net amount recognized	$ 33,149	$ 12,876	$ (38,591)	$ (35,189)

The accumulated benefit obligation for all defined benefit pension plans was $261,539 and $226,273 at December 31, 2003 and 2002, respectively.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

12.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $267,741, $261,539 and $197,936, respectively, as of December 31, 2003, and $231,037, $226,273 and $183,159, respectively, as of December 31, 2002.

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Components of net periodic pension cost:
Service cost	$ 9,269	$ 8,134	$ 7,438	$ 684	$ 851	$ 771
Interest cost	14,525	14,916	15,167	3,785	3,436	3,325
Expected return on plan assets	(17,387)	(17,963)	(17,415)	-	-	(91)
Amortization of unrecognized transition (asset) obligation	-	-	(10)	1,174	1,174	1,174
Prior service cost recognized	(1,766)	(1,766)	(1,842)	478	478	478
Recognized gain	1,290	-	-	297	-	-
Net periodic benefit cost	$ 5,931	$ 3,321	$ 3,338	$ 6,418	$ 5,939	$ 5,657

Additional information:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Increase in minimum liability included in other comprehensive income	$ 24,757	$ 41,238	$ -	$ -
Actual return (loss) on plan assets	23,265	(5,715)	-	-

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002

Discount rate	6.00%	6.75%	6.75%	7.50%
Rate of compensation increase	4.63%	4.63%	4.63%	4.63%

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

12.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

Weighted-average assumptions used to determine net cost for years ended December 31:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002

Discount rate	6.75%	7.50%	6.00%	6.75%
Expected return on plan assets	8.50%	9.00%	N/A	N/A
Rate of compensation increase	4.63%	4.63%	4.63%	4.63%

Assumed health care cost trend rates at December 31:

	2003	2002

Health care cost trend rate assumed for next year	l3.00%	13.00%
Rate that the cost trend rate gradually declines to	5.50%	5.50%
Year that the rate reaches the rate it is assumed to remain at	2011	2011

Assumed health care cost trend rates has a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total of service and interest cost	$ 184	$ (167)
Effect on postretirement benefit obligation	$ 2,834	$ (2,565)

The Company’s pension plan asset allocation at December 31, 2002 and 2003 and target allocation for 2004 by asset category are as follows:

	Target Allocation	Percentage of Plan Assets
	2004	2003	2002

Equity securities	55.0%	50.7%	42.2%
Debt securities	35.0%	40.2%	57.8%
Other	10.0%	9.1%	-
Total	100.0%	100.0%	100.0%

The Company anticipates that its weighted average long-term rate of return will be 8.5%. This was developed based on the Company’s analysis of the anticipated returns for the assets based on the Company’s targeted asset allocation. The Company’s investment strategy is to provide average market returns through the strategic use of equity and fixed-income and alternative investments to ensure both liquidity and stability of the portfolio. It is anticipated that the current mix of investments will enable the Plan to meet its expected rate of return while maintaining principal throughout a variety of market conditions.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

12.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

Cash Flows

Employer Contributions	Pension Benefits	Other Benefits

2002	$ 19,300	$ -
2003	26,204	-
2004 (expected)	20,000	-

Contributions by participants to the other benefit plans were approximately $900 and $700 for the years ending December 2003 and 2002, respectively.

The measurement date for both the pension and postretirement benefits valuations was September 30, 2003.

13.

COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company conducts a major portion of its operations from leased office facilities under operating leases that generally expire over the next 10 years but are renewable. Additionally, the Company leases data processing and other equipment under operating leases, which for the most part are renewable, that generally expire over the next five years.

Following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003.

2004	$ 59,121
2005	44,106
2006	32,375
2007	22,421
2008	13,378
Thereafter	5,408
$ 176,809

Rent expense was $75,144, $63,062 and $62,943 for the years ended December 31, 2003, 2002 and 2001, respectively.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

13.

COMMITMENTS AND CONTINGENCIES (Continued)

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

Future scheduled minimum lease payments under non-cancelable operating leases entered into in connection with the sale-leaseback transactions as of December 31, 2003 are as follows:

2004	$ 6,423
2005	6,423
2006	5,773
2007	4,487
Thereafter	939
Total minimum lease payments	$ 24,045

Other Commitments and Guarantees

In November 2002, FASB issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements Including Guarantees of Indebtedness of Others (FIN 45). The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 15, 2002. Adoption of this standard did not have a material impact on the Company’s financial position or results of operations. The Company had guarantees of indebtedness of others of approximately $6,071 at December 31, 2003 and $6,999 at December 31, 2002.

The Company has commitments to provide additional funding to certain of its less-than-majority owned subsidiaries, under certain conditions. The Company also participates in joint title plant arrangements throughout the United States in which its interest is less than 50%. These joint title plants require participants to contribute their back title information and share monthly operating expenses.

The Company’s bank subsidiary regularly commits to fund loans. The amount of such commitments was not material as of December 31, 2003.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

13.

COMMITMENTS AND CONTINGENCIES (Continued)

Concentrations of Credit Risk and Significant Customers

The Company’s banking subsidiary loan portfolio is collateralized primarily by commercial and residential real estate properties throughout southern California. As a result, the loan portfolio consists of similar property types in the same region. Although the Company has a diversified portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economy of Southern California.

The Company’s tax and flood business acquired in October 2003 had two customers that represented approximately 59% and 63% of total fees received for the years ended 2003 and 2002, respectively.

Although the Company conducts its business on a national basis through a network of branch and agency offices, approximately 47% of consolidated title revenues for both of the years ended December 31, 2003 and 2002 were generated in the states of Texas, California, Pennsylvania, Florida and Michigan.

14.

CREDIT ARRANGEMENTS

A summary of the Company’s debt and credit arrangements are as follows:

	2003	2002

3.125% senior convertible debentures, due November 2033	$ 115,000	$ -
7.16% senior notes, due 2006	50,000	50,000
7.45% senior notes, due 2008	50,000	50,000
7.88% senior notes, due 2011	50,000	50,000
Senior Credit Facility, due November 7, 2003	-	35,500
Senior Credit Facility, due November 6, 2008	-	-
Borrowings from Federal Home Loan Bank Board	43,628	-
Other notes, contracts payable and preferred stock of subsidiaries with maturities through 2008, average rate approximately 4.5%	18,730	2,976
	$ 327,358	$ 188,476

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

14.

CREDIT ARRANGEMENTS (Continued)

On November 6, 2003, the Company entered into a new credit arrangement with SunTrust Bank, individually and as administrative agent for a syndicate of other banks, pursuant to which a credit facility, in the aggregate principal amount of up to $200,000, was established. This line of credit replaced the Company’s prior six-year credit facility with Bank of America that expired on November 2003. The credit facility is a five-year senior unsecured revolving credit facility, which will terminate with all amounts being due and payable on November 6, 2008, unless extended as provided in the credit agreement. The facility contains certain restrictive covenants, including a minimum debt to capitalization ratio, a debt service coverage ratio and maintenance of statutory surplus.  The Company was in compliance with all such covenants at December 31, 2003.

Interest accrues on the outstanding principal balance of the loans, at the Company’s option, based on (i) LIBO (reserve adjusted) for 30, 60, 90 or 180 days with respect to any Eurodollar Borrowing plus a margin determined by the Company’s leverage ratio or (ii) SunTrust’s Base Rate as defined in the credit agreement. In the event of any default, interest on the outstanding principal balance of the loans will accrue at a rate equal to SunTrust’s Base Rate plus 2.0% per annum.

On November 26, 2003 the Company issued $115,000 of its 3.125% Convertible Senior Debentures due 2033 through a private placement. The debentures are convertible into common shares of the Company at $67.04 per share. The Company may redeem some or all of the senior convertible debentures at any time on or after November 15, 2010. The holders may also require the Company to repurchase the debentures for cash at five designated repurchase dates as defined in the indenture. Additionally, the Company may be required to pay contingent interest during interest periods beginning in 2010, depending on the trading price of the debentures, as defined in the indenture.

The Company’s banking subsidiary has a line of credit with the Federal Home Loan Bank Board of San Francisco ("FHLB") in the amount of $43,628 at December 31, 2003. All advances under this line of credit were collateralized with loans receivable and FHLB stock. These borrowings, which included fixed term, fixed and variable rate advances maturing 2004 through 2008, bear or carry interest rates ranging from 1.09% to 3.90%.

The aggregate annual maturities for notes and contracts payable in each of the five years after December 31, 2003, are as follows:

2004	$ 19,144
2005	14,160
2006	59,227
2007	4,054
2008	56,230

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

14.

CREDIT ARRANGEMENTS (Continued)

The fair value of notes and contracts payable was $317,334 and $200,476 at December 31, 2003 and 2002, respectively and was estimated based on the current rates offered to the Company for debt of the same remaining maturities.

Interest paid was $12,806, $12,229 and $11,020, in 2003, 2002 and 2001, respectively.

15.

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

Litigation Not in the Ordinary Course of Business

On October 7, 2002, the People of the State of California filed an action (the “Attorney General Suit”) in the Sacramento Superior Court against the Company and its subsidiaries, Lawyers Title Insurance Corporation, Commonwealth Land Title Insurance Company, Commonwealth Land Title Company and Lawyers Title Company (Case No. 02AS06111) (collectively, the “Defendants”) alleging that the Defendants (i) failed to escheat unclaimed property to the Controller of the State of California on a timely basis, (ii) charged California home buyers and other escrow customers fees for services which were never performed, or which cost less than the amount charged, and (iii) devised and carried out schemes with financial institutions to receive interest, or monies in lieu of interest, on escrow funds deposited by the Defendants with financial institutions in demand deposits. A final judgment was entered against the Defendants on October 8, 2002 (the “Final Judgment”), pursuant to a settlement agreement with the Attorney General of the State of California and the District Attorney and City Attorney of the City and County of San Francisco. The Final Judgment provides for (i) injunctive relief, (ii) aggregate cash payments and future discounts to eligible customers of up to $8,000 and (iii) a cash payment of $1,600 for penalties, attorneys’ fees, costs and cy-pres restitution. The Company made the $1,600 cash payment and has accrued its best estimates of the aggregate cash payments. Discounts on future escrow and title services will be treated as reductions of revenue during the period in which they occur. The Final Judgment is subject to the verification of information provided by the Defendants during settlement negotiations. The verification process has been completed and the report of the independent accountant as verifier accepted by the Attorney General of the State of California, with no change in the amounts payable by the Defendants under the settlement agreement approved in the Final Judgment.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

15.

PENDING LEGAL PROCEEDINGS (Continued)

On or about June 16, 2000, Norman E. Taylor, Connie S. Taylor, Lynne Thompson Jones-Brittle, Colin R. Callaghan and Miriam J. Callaghan (collectively, the “Plaintiffs”) filed a putative class action suit (the “Taylor Suit”) in the Superior Court of Los Angeles, California (Case No. BC 231917) against the Company, Commonwealth Land Title Insurance Company, Commonwealth Land Title Company, Lawyers Title Insurance Corporation and Lawyers Title Company (collectively, the “Defendants”). The Plaintiffs purport to represent the general public and a class defined in the Third Amended Complaint dated March 20, 2002 (the “Third Amended Complaint”) as “[a]ll persons or entities who, from June 16, 1996 to the present, incident to purchase, sale or refinancing of real property located in California, deposited funds in escrow accounts controlled by the Defendants and were not paid interest on their funds and/or were charged fees for services not rendered by Defendants or excessive fees for the services Defendants performed.”  The Plaintiffs allege in the Third Amended Complaint that the Defendants unlawfully (a) received interest, other credits or payments that served as the functional equivalent of interest, on customer escrow funds; (b) charged and retained fees for preparing and recording reconveyances that they did not prepare or record, and charged and retained excessive fees for other escrow-related services; and (c) swept or converted funds in escrow accounts based upon contrived charges prior to the time the funds escheated or should have escheated to the State of California pursuant to the Unclaimed Property Law. The Plaintiffs assert claims for relief against the Defendants based on (i) violation of California’s Unfair Business Practices Act, California Business and Professions Code §§ 17200, et. seq.; (ii) violation of California’s Deceptive, False and Misleading Advertising Act, California Business and Professions Code §§ 17500, et. seq.; and (iii) unjust enrichment. The Plaintiffs seek injunctive relief, restitution of improperly collected charges and interest and the imposition of an equitable constructive trust over such amounts, damages according to proof, punitive damages, costs and expenses, attorneys’ fees, pre- and post-judgment interest and such other and further relief as the Court may deem necessary and proper. On February 4, 2003, the Court granted the Defendants’ Motion for Judgment on the Pleadings relating to the claims brought on behalf of the general public, thereby limiting the relief that the Plaintiffs may recover to restitution and attorneys’ fees on behalf of the putative class. In December 2003, the parties entered into a settlement agreement with materially the same settlement procedures as and to be coordinated with the procedures in the settlement agreement approved in the Final Judgment and providing for the addition of $1,000 to the restitution fund provided for in the settlement of the Attorney General Suit, a cash payment of $500 to the Plaintiff’s counsel and $1 to each of two class representatives. On February 20, 2004, the Superior Court gave final approval to the settlement agreement reached with the Plaintiff’s in the Taylor Suit.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

15.

PENDING LEGAL PROCEEDINGS (Continued)

The settlements of the Attorney General Suit and the Taylor Suit provide that they do not constitute an admission of liability or wrongdoing by the Defendants. Notice of the settlement in the Attorney General Suit and the Taylor Suit was published in a number of California newspapers in December 2003. The claims process for cash payments commenced December 17, 2003 and will end March 16, 2004. The charge reduction program through which eligible customers may receive a $20 reduction in title and/or escrow services is scheduled to begin in June 2004, after the close of the cash claims process. The charge reduction program will continue until the earlier of the exhaustion of the combined $9,000 fund or ten years, with the charge reduction to be adjusted after seven years if necessary, to insure full use of the fund.

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

On May 9, 2000, Romeo Jergess filed a putative class action suit (the “Jergess Suit”) in the United States District Court for the Eastern District of Michigan, Southern Division (Case No. 00-72124) against Transnation Title Insurance Company (“Transnation”), a subsidiary of the Company. The suit alleges that Transnation’s rate for an owner’s title insurance policy, charged in accordance with rates for new construction filed with the Insurance Bureau of the State of Michigan, are less than the rate paid by the lender for a simultaneously issued lender’s title insurance policy, and that the lower rate paid by the builder/developer for the owner’s policy involves an illegal kickback for a referral and an illegal splitting of fees in violation of the Real Estate Settlement Procedures Act (“RESPA”). On April 27, 2001, a similar suit was filed by Elaine Miller (the “Miller Suit”) in the same court (Case No. 01-71647) against Lawyers Title Insurance Corporation (“Lawyers Title”), a subsidiary of the Company. The plaintiffs in both suits seek an unspecified amount of damages equal to three times the amount of the charge for each simultaneously issued lender’s title insurance policy in connection with a new home purchase commencing with the period one year before the filing of each complaint, plus costs, interest and attorneys’ fees. The Jergess Suit and the Miller Suit were consolidated on July 18, 2002 with cases pending against First American Title Insurance Company and Chicago Title Insurance Company. On December 5, 2002, the court certified a class

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

15.

PENDING LEGAL PROCEEDINGS (Continued)

defined as all individuals who, during the period commencing prior to one year of the filing of the applicable suit and ending on October 30, 2002, purchased a newly constructed one to four family dwelling or condominium and were charged for a lender’s title insurance policy allegedly in violation of RESPA. On February 12, 2003, the United States Court of Appeals for the Sixth Circuit denied Transnation’s and Lawyers Title’s petitions for an interlocutory appeal of the class certification order. On October 20, 2003, the judge ordered that individuals otherwise meeting the class definition, but who closed transactions involving relevant policies between October 31, 2002 through October 30, 2003, would not be subject to a statute of limitations defense raised by Transnation Title or Lawyers Title between October 30, 2003 and October 31, 2004. Discovery is currently underway.  Transnation and Lawyers Title intend to defend vigorously the consolidated suits. A trial date has not been set. At this early stage in the litigation, no estimate can be made of the impact on the Company that could result from an unfavorable outcome at trial.

16.

ACQUISITIONS

Business Combinations

On January 1, 2002, the Company adopted SFAS No. 141, Business Combinations. This statement addresses financial accounting and reporting requirements for business combinations. Consistent with SFAS No. 141, the Company has accounted for all acquisitions using the purchase method of accounting.

During the year ended December 31, 2003, the Company completed 19 acquisitions. These acquisitions were intended to grow the Company’s title operations and expand its real estate transaction services portfolio. The useful life of all assets recorded in purchase accounting is based on market conditions, contractual terms and other appropriate factors.

The following acquisition was considered material and is included in the Lender Services segment:

On October 1, 2003, the Company purchased 100% of the issued and outstanding stock of LERETA Corp. (“LERETA”) for approximately $221,000 in cash. In connection with the closing of the acquisition, the Company entered into a stock purchase agreement, non-competition agreements with certain shareholders, a non-solicitation agreement with certain shareholders and employment agreements with certain employees. The non-competition agreements prohibit certain shareholders from engaging in activities related to the business of LERETA for a period of three years following the date of specified events. The non-solicitation agreement prevents shareholders from employing any employee of the Company for a period of one year after closing and the employee has ceased employment with the Company.

.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

16.

ACQUISITIONS (Continued)

The transaction was treated under the purchase method of accounting and, as a result, the Company has allocated $166,606 to goodwill, $86,795 to other intangible assets, namely acquired customer relationship intangibles, and $14,825 to capitalized software.

The assets acquired and liabilities assumed in the LERETA acquisition were as follows:

Tangible and amortizable intangible assets acquired at fair value	$ 215,700
Goodwill	166,600
Liabilities assumed at fair value	(161,300)
Total purchase price	$ 221,000

Selected unaudited pro forma combined results of operations for the years ended December 31, 2003 and 2002, assuming the acquisition had occurred as of January 1, 2002, and using actual general and administrative expenses prior to the acquisition, are set forth below:

	2003	2002

Total revenue	$ 3,500,956	$ 2,672,018
Net earnings	$ 203,950	$ 143,106
Basic earnings per share	$ 11.07	$ 7.76
Diluted earnings per share	$ 10.94	$ 7.70

The Company also acquired businesses that were not material, individually or in the aggregate as follows: 11 in the Title Insurance segment, 1 in the Lender Services segment and 6 in the Corporate and Other segment. Their aggregate purchase price was $142,067. The purchase price for each was allocated to the assets acquired and liabilities assumed based on estimated fair values and approximately $55,576 in goodwill was recorded. The Company is currently finalizing the results of its purchase price allocations since several acquisitions were completed at the end of 2003. The results of operations and financial position of the entities acquired during 2003 are included in the Consolidated Financial Statements from and after the date of acquisition.

Substantially all of the acquisitions in 2003 have escrow agreements where a portion of the consideration has been placed in escrow until predetermined criteria have been met. Additionally, in certain instances, the Company has entered into purchase agreements which contain provisions for additional payments should the acquired company meet certain operating results. Neither the escrow agreements nor the contingent consideration are material to the financial statements or operations of the Company.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

16.

ACQUISITIONS (Continued)

Total cost and goodwill recognized in all acquisitions made by the Company were $363,067 and $222,182 in 2003, $13,169 and $10,956 in 2002 and $16,540 and $15,794 in 2001. There was $6,486, $0 and $0 tax deductible goodwill associated with these acquisitions in 2003, 2002 and 2001, respectively.

17.

VARIABLE INTEREST ENTITIES

In January 2003, FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (the "Interpretation"). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. Consistent with FASB Staff Position, FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, the Company implemented FIN 46 in the fourth quarter of 2003 related to its ownership interests in entities entered into prior to February 1, 2003 and in the second quarter of 2003, for entities entered into subsequent to February 1, 2003. The impact of implementation was not material to the Company.

The Company, in the course of its normal day-to-day business, enters into joint ventures and partnerships related to its title operations and title plants. These entities are immaterial to its financial position and results of operations individually and in the aggregate. At December 31, 2003, the Company had no material exposure to loss associated with Variable Interest Entities to which it is a party.

18.

IMPAIRMENT AND EXIT AND TERMINATION CHARGES

On August 1, 2000, the Company entered into a joint venture agreement with The First American Corporation contributing certain assets of its wholly-owned subsidiary, Datatrace, creating Data Trace Information Services (“Data Trace”). The financial statements of the Company reflect Data Trace as an investment in affiliates, included in Other Assets on the balance sheet. Pursuant to EITF 94-3 the Company recorded exit and termination costs of $3,079 related to the decision to enter into the joint venture all of which we had paid as of December 31, 2001.

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

18.

IMPAIRMENT AND EXIT AND TERMINATION CHARGES (Continued)

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

In the first quarter of 2002, the Company recorded $3,190 of exit and termination costs related to the closing of certain offices and reduction in workforce of its real estate appraisal operations. On June 1, 2002, the Company entered into a joint venture agreement with The First American Corporation to combine real estate appraisal operations. Under the terms of the agreement, the Company contributed its former Primis residential appraisal production division, which it acquired in 2000, to First American’s eAppraiseIT subsidiary. In connection with the transaction, the Company exited the residential appraisal production business, which had been unprofitable, and recorded a second quarter charge of $14,132 for exit, termination and other costs. This amount was comprised of $4,635 related to lease termination costs, $2,209 related to employee severance costs and $7,288 related to the write down to estimated net realizable value of assets determined not to be redeployable and other miscellaneous exit costs. The original amount accrued was reduced $3,952 in the fourth quarter of 2002 and $534 during 2003. These reductions were a result of the favorable settlement of real estate, rental and other obligations. Of the remaining accrual, $10,776 had been paid as of December 31, 2003, leaving $2,060, which the Company expects to be substantially paid by December 31, 2006.

As part of its normal process of reviewing long-lived assets, at December 31, 2003 the Company identified 21 title plants in the Title Insurance segment with an aggregate book value of $4,932 that will not continue to be used or maintained. Accordingly, the Company recorded an impairment loss of $4,932 which is reflected in “Write-off of intangibles and capitalized software” in the Consolidated Statements of Operations.

Additionally, in the fourth quarter of 2003, the Company identified two opportunities to rationalize and consolidate facilities in the Title Insurance segment. In connection with these programs, the Company incurred $796 of exit costs. These costs were comprised of $673 related to lease termination and $123 of other miscellaneous exit costs. Of the $796 in original accruals, $312 had been paid prior to year-end with the remaining balance of $484 anticipated to be substantially paid by June 30, 2004.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

19.

UNAUDITED QUARTERLY FINANCIAL DATA

Selected quarterly financial information follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Premiums, title search, escrow and other	$ 696,448	$ 834,326	$ 890,281	$ 924,347
Net investment income	15,570	13,976	16,526	14,528
Income before income taxes	64,608	96,131	98,032	38,169
Net income	41,995	62,003	63,427	24,695 (1)
Net income per common share	$2.30	$3.38	$3.44	$1.33
Net income per common share – assuming dilution	$2.28	$3.33	$3.40	$1.32

2002
Premiums, title search, escrow and other	$ 551,258	$ 604,018	$ 615,415	$ 762,853
Net investment income	12,999	12,791	13,198	14,018
Income before income taxes	26,758	39,679	61,323	102,012
Net income	17,393	25,791	39,860	66,308
Net income per common share	$0.94	$1.39	$2.16	$3.64
Net income per common share – assuming dilution	$0.93	$1.38	$2.15	$3.61

(1)

In 2003, the Company recorded exit and termination costs, net of tax of $170 related to facility rationalization programs with an offset related to reductions in the Primis accruals established in 2002. Additionally, the Company recorded title plant impairments net of tax of $3,191.

20.

GOODWILL AND OTHER INTANGIBLES

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests. The Company’s title plants are intangible assets with indefinite lives.

On January 1, 2002, the Company adopted SFAS No. 142, which increased annual net earnings by approximately $6,600 in 2002. The Company has performed the transitional and annual impairment tests as prescribed in SFAS No. 142. No impairment charge resulted from these tests.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

20.

GOODWILL AND OTHER INTANGIBLES (Continued)

The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for the periods ended December 31:

	2003	2002	2001

Reported net income	$ 192,120	$ 149,352	$ 60,266
Less preferred dividends	-	-	(145)
Reported net income available to common shareholders	192,120	149,352	60,121
Goodwill amortization, net of tax	-	-	6,592

Adjusted net income	$ 192,120	$ 149,352	$ 66,713

Basic earnings per share:
Reported net income	$ 10.43	$ 8.10	$ 3.42
Goodwill amortization	-	-	0.38

Adjusted net income	$ 10.43	$ 8.10	$ 3.80

Diluted earnings per share:
Reported net income	$ 10.31	$ 8.04	$ 3.24
Goodwill amortization	-	-	0.35

Adjusted net income	$ 10.31	$ 8.04	$ 3.59

The changes in the net carrying value of goodwill for the year ended December 31, 2003, are as follows:

Balance as of December 31, 2002	$ 201,658
Goodwill acquired	223,501
Goodwill disposed	-

Balance as of December 31, 2003	$ 425,159

Goodwill by segment is $220,881 Title Insurance, $189,777 Lender Services and $14,501 in Corporate and Other at December 31, 2003.

21.

SEGMENT INFORMATION

The Company, through its subsidiaries, is engaged in the business of providing title insurance as well as a broad array of real estate transaction related services. The Company has three reporting segments that fall within two primary business segments,

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

21.

SEGMENT INFORMATION (Continued)

Title Insurance and Lender Services. The remaining immaterial reportable segments have been combined into a group called corporate and other.

Title Insurance includes residential and commercial title insurance policies, escrow and closing services, commercial real estate services, and other real estate transaction management services.

Lender Services provides services consisting primarily of real estate tax processing, flood zone certifications, consumer mortgage credit reporting and default management services.

Corporate and Other includes Orange County Bancorp and its wholly-owned subsidiary, Centennial Bank (“Centennial”), a California industrial bank that the Company acquired in November 200, residential inspection and commercial appraisals and assessments, as well as the unallocated portion of the corporate expenses related to the Company’s corporate offices in Richmond, Virginia and unallocated interest expense.

The Company provides its title services through direct operations and agents throughout the United States. It also offers title insurance in Mexico, Canada, the Caribbean, and Latin America. The international operations account for less than 1% of the Company’s income before income taxes. Tax related services are offered nationwide. Appraisal services are provided in 40 states.

Selected financial information about the Company’s operations by segment for each of the three past years is as follows:

	Operating Revenues	Personnel Cost	Depreciation	Amortization	Income Before Taxes	Assets	Investments in Affiliates	Capital Expenditures
2003
Title Insurance	$ 3,259,822	$ 786,756	$ 14,561	$ 5,444	$ 371,582	$ 1,883,182	$ 17,351	$ 30,929
Lender Services	48,960	22,567	1,277	3,466	(334)	439,600	985	705
Corporate and Other	36,620	49,728	3,058	(1,969)	(74,308)	394,678	5,110	1,986
Total	$ 3,345,402	$ 859,051	$ 18,896	$ 6,941	$ 296,940	$ 2,717,460	$ 23,446	$ 33,620

2002
Title Insurance	$ 2,499,564	$ 643,925	$ 13,082	$ 744	$ 300,609	$ 1,772,677	$ 8,871	$ 12,139
Lender Services	1,860	1,447	45	-	(263)	346	93	390
Corporate and Other	32,120	45,973	4,247	(319)	(70,574)	137,809	5,494	3,315
Total	$ 2,533,544	$ 691,345	$ 17,374	$ 425	$ 229,772	$ 1,910,832	$ 14,458	$ 15,844

2001
Title Insurance	$ 2,073,261	$ 572,732	$ 18,722	$ 8,157	$ 184,215	$ 1,617,873	$ 1,189	$ 31,927
Corporate and Other	46,213	67,417	6,554	1,166	(90,050)	89,608	6,489	3,512
Total	$ 2,119,474	$ 640,149	$ 25,276	$ 9,323	$ 94,165	$ 1,707,481	$ 7,678	$ 35,439

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars except per common share amounts)

22.

SUBSEQUENT EVENTS

In January 2004, the Company entered into a definitive agreement to purchase County Title Holding Corporation, the parent company of Southland Title Corporation, Southland Title of Orange County, Southland Title of San Diego and Southland Title Equities ("Southland Title") for approximately $100,000 in cash. Southland Title is California’s largest independent title and escrow Company. The Company anticipates closing on the transactions in the first half of 2004 subject to regulatory approval.

In November and December 2003, the Company issued $115,000 of the Company’s 3.125% Convertible Senior Debentures due 2033 through a private placement. In February 2004, the Company filed a registration statement on Form S-3 to register both the debentures and common stock associated with this transaction. At December 31, 2003, none of the shares had been converted.

Schedule I

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS

DECEMBER 31, 2003

(In thousands of dollars)

Column A	Column B	Column C	Column D

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheet

Fixed maturities:
Available-for-sale:
Bonds:
United States Government and government agencies and authorities	$ 88,921	$ 91,914	$ 91,914
States, municipalities and political subdivisions	417,934	441,110	441,110
Foreign Government	1,478	1,480	1,480
Public Utilities	23,025	24,485	24,485
All other corporate bonds	344,337	361,230	361,230
Mortgage-backed securities	116,049	118,046	118,046
Preferred stock	5,496	5,562	5,562

Total fixed maturities	$ 997,240	$ 1,043,827	$ 1,043,827

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	$ 26,262	$ 33,462	$ 33,462

Total equity securities	$ 26,262	$ 33,462	$ 33,462

Federal funds sold	$ 525	XXX	$ 525

Deposits with banks:
Invested cash	$ 177,771	XXX	$ 177,771

Total investments	$ 1,201,798	XXX	$ 1,255,585

Schedule II

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(In thousands of dollars)

	2003	2002
ASSETS

Fixed maturities available-for-sale – at fair value (amortized cost: 2003 - $58,910; 2002 - $31,218)	$ 60,144	$ 32,548
Cash and invested cash	32,425	32,999
Stock of subsidiaries at equity	1,397,829	1,071,310
Notes receivable other (less allowance for doubtful accounts: 2003 - $750; 2002 - $1,000)	430	1,698
Income tax recoverable	19,324	-
Property, plant and equipment	5,713	6,106
Accounts receivable from affiliates	-	25,119
Other assets	26,061	19,190

Total Assets	$ 1,541,926	$ 1,188,970

LIABILITIES

Notes payable	$ 294,966	$ 185,500
Federal income tax payable	-	19,644
Accounts payable to affiliates	49,859	-
Other liabilities	152,623	120,206

Total Liabilities	497,448	325,350

SHAREHOLDERS’ EQUITY

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2003 – 18,814,522; 2002 - 18,348,944	520,897	509,540

Accumulated other comprehensive loss	(16,501)	(198)

Retained earnings	540,082	354,278

Total Shareholders’ Equity	1,044,478	863,620

Total Liabilities and Shareholders’ Equity	$ 1,541,926	$ 1,188,970

Schedule II

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars)

	2003	2002	2001
REVENUES

Management fee from consolidated subsidiaries	$ 17,083	$ 13,609	$ 8,381
Other income	1,477	1,541	3,551

	18,560	15,150	11,932

EXPENSES

Interest expense	12,419	12,229	12,548
Administrative expenses	17,019	16,115	8,381

	29,438	28,344	20,929

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	(10,878)	(13,194)	(8,997)

FEDERAL INCOME TAX BENEFIT	(5,614)	(5,038)	(3,358)

EQUITY IN UNDISTRIBUTED INCOME OF CONSOLIDATED SUBSIDIARIES	197,384	157,508	65,905

NET INCOME	$ 192,120	$ 149,352	$ 60,266

Schedule II

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands of dollars)

	2003	2002	2001
Cash flows from operating activities:
Net income	$ 192,120	$ 149,352	$ 60,266
Equity in net (income) of subsidiaries	(197,384)	(157,508)	(65,905)
Depreciation/amortization	1,722	946	52
Change in assets and liabilities:
Receivable from affiliates	74,978	(2,663)	17,372
Income taxes	(29,696)	45,240	(5,808)
Accounts payable	8,135	(1,912)	(16,965)
Other	(5,595)	(12,574)	(6,199)

Net cash provided by (used in) operating activities	44,280	20,881	(17,187)

Cash flows from investing activities:
Cost of fixed maturity securities acquired	(37,474)	(18,714)	(15,429)
Proceeds from sale of fixed maturity securities	9,282	2,587	9,430
Purchase of property and equipment	(1,329)	(3,240)	(3,512)
Dividends from consolidated subsidiaries	168,300	54,512	32,250
Additional investment in subsidiaries	(298,140)	(9,908)	(4,358)

Net cash (used in) provided by investing activities	(159,361)	25,237	18,381

Cash flows from financing activities:
Common shares issued (retired) net	11,357	(12,255)	5,826
Proceeds from note payable	144,966	-	160,000
Payments on notes payable	(35,500)	(20,000)	(150,000)
Dividends paid	(6,316)	(4,419)	(3,764)

Net cash provided by (used in) financing activities	114,507	(36,674)	12,062

Net (decrease) increase in cash and invested cash	(574)	9,444	13,256
Cash and invested cash at beginning of year	32,999	23,555	10,299

Cash and invested cash at end of year	$ 32,425	$ 32,999	$ 23,555

Schedule II

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES

Basis of presentation - The accompanying parent company financial statements should be read in conjunction with the Company’s Consolidated Financial Statements.

Schedule III

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEAR ENDED DECEMBER 31, 2003

(In thousands of dollars)

Column A	Column B	Column C		Column D	Column E

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Reserve deducted from accounts receivable:
Registrant – None
Consolidated	$ 6,102	$ 5,607	$ 6,529	$ (5,557)	$ 12,681

Reserve deducted from notes receivable:
Registrant	1,000	(250)	-	-	750
Consolidated	4,454	375	77	(1,141)	3,765

Reserve deducted from loans receivable
Registrant – None
Consolidated	119	715	2,489	(8)	3,315

Reserve for policy and contract claims
Registrant – None
Consolidated	574,467	188,649	-	(103,545)	659,571

(1)

Primarily relates to new acquisitions, whereby the increase in balance was entirely related to the take-on balance sheet of the consolidated subsidiary.

Schedule III

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEAR ENDED DECEMBER 31, 2002

(In thousands of dollars)

Column A	Column B	Column C		Column D	Column E

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Reserve deducted from accounts receivable:
Registrant – None
Consolidated	$ 8,058	$ 4,621	$ 48	$ (6,625)	$ 6,102

Reserve deducted from notes receivable:
Registrant	1,000	-	-	-	1,000
Consolidated	5,278	95	631	(1,550)	4,454

Reserve deducted from loans receivable
Registrant – None
Consolidated	176	20	31	(108)	119

Reserve for policy and contract claims
Registrant – None
Consolidated	561,438	105,817	-	(92,788)	574,467

Schedule III

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEAR ENDED DECEMBER 31, 2001

(In thousands of dollars)

Column A	Column B	Column C		Column D	Column E

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Reserve deducted from accounts receivable:
Registrant – None
Consolidated	$ 9,945	$ 4,356	$ -	$ (6,243)	$ 8,058

Reserve deducted from notes receivable:
Registrant	500	500	-	-	1,000
Consolidated	2,230	1,508	1,901	(361)	5,278

Reserve deducted from loans receivable
Registrant – None
Consolidated	139	114	-	(77)	176

Reserve for policy and contract claims
Registrant – None
Consolidated	556,798	83,819	-	(79,179)	561,438

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

3.3

Bylaws of LandAmerica Financial Group, Inc. (amended and restated February 18, 2004), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 23, 2004, File No. 1-13990.

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

4.7

Indenture, dated November 26, 2003, between the Registrant and JP Morgan Chase Bank, as trustee, including Form of  3.125% Convertible Senior Notes due 2033, incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-3, File No. 333-113004, filed  February 23, 2004.

4.8

Registration Rights Agreement, dated November 26, 2003, between the Registrant and the initial purchasers of the Registrant’s 3.125% Convertible Senior Notes due 2033, incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-3, File No. 333-113004, filed  February 23, 2004.

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

10.3

Form of Lawyers Title Corporation Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.18 of the Registrant’s Form 10-K for the year ended December 31, 1994, File No. 0-19408.

10.4

LandAmerica Financial Group, Inc. Benefit Restoration Plan, as amended and restated effective July 1, 1999, incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-K for the year ended December 31, 1999, File No. 1-13990.

10.5

Form of Lawyers Title Insurance Corporation Split-Dollar Life Insurance Agreement and Collateral Assignment, incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-K for the year ended December 31, 1994, File No. 0-19408.

10.6

Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated March 5, 1998, with Schedule of Optionees and amounts of options granted, incorporated by reference to Exhibit 10.24 of the Registrant’s Form 10-K for the year ended December 31, 1997, File No. 1-13990.

10.7

Agreement Containing Consent Order, dated February 6, 1998, by and between the Registrant and the Federal Trade Commission, incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the year ended December 31, 1997, File No. 1-13990.

ITEM 15(A)(3)

INDEX TO EXHIBITS

Exhibit Number

And Applicable

Section of Item 601 of

Regulation S-K

10.8

Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated February 16, 1999, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the year ended December 31, 1998, File No. 1-13990.

10.9

LandAmerica Financial Group, Inc. Outside Directors Deferral Plan, as amended and restated April 24, 2002, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002, File No. 1-13990.

10.10

LandAmerica Financial Group, Inc. Executive Voluntary Deferral Plan, as amended and restated effective April 24, 2002, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002, File No. 1-13990.

10.11

Form of LandAmerica Financial Group, Inc. Change of Control Employment Agreement, with Schedule of Executive Officers and Multiplier.*

10.12

LandAmerica Financial Group, Inc. 1991 Stock Incentive Plan, as amended May 16, 1995, May 21, 1996, November 1, 1996, June 16, 1998, May 18, 1999 and February 23, 2000, incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K for the year ended December 31, 1999, File No. 1-13990.

10.13

LandAmerica Financial Group, Inc. 2000 Stock Incentive Plan, as amended February 21, 2001, incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K for the year ended December 31, 2000, File No. 1-13990.

10.14

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

10.17

Employee Non-Qualified Stock Option Agreement, dated May 17, 2000, between the Registrant and Charles H. Foster, Jr., incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.

ITEM 15(A)(3)

INDEX TO EXHIBITS

Exhibit Number

And Applicable

Section of Item 601 of

Regulation S-K

10.18

Form of LandAmerica Financial Group, Inc. Amendment to Non-Qualified Stock Option Agreements, dated June 20, 2000, with Schedule of Optionees and Agreements Being Amended, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.

10.19

Form of LandAmerica Financial Group, Inc. Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.

10.20

Revolving Credit Agreement, dated November 6, 2003, between the Registrant and SunTrust Bank, as Administrative Agent for a syndicate of financial institutions named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2003, File No. 1-13990.

10.21

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

10.23

Form of Split-Dollar Life Insurance Agreement, between the Registrant and the named executive officers listed on the attached Schedule, incorporated by reference to Exhibit 10.45 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-13990.

10.24

Form of Modification to Agreement between the Registrant and the named executive officers listed on the attached schedule, incorporated by reference to Exhibit 10.46 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-13990.

10.25

Form of Modification to Agreement, dated as of January 23, 2002, between the Registrant and the named executive officers listed on the attached Schedule, incorporated by reference to Exhibit 10.47 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-13990.

10.26

Form of LandAmerica Financial Group, Inc. Non-Employee Director Non-Qualified Stock Option Agreement, dated May 23, 2001, with Schedule of Optionees.*

ITEM 15(A)(3)

INDEX TO EXHIBITS

Exhibit Number

And Applicable

Section of Item 601 of

Regulation S-K

10.27

Form of LandAmerica Financial Group, Inc. Non-Employee Director Non-Qualified Stock Option Agreement, dated May 22, 2002, with Schedule of Optionees.*

10.28

Form of LandAmerica Financial Group, Inc. 2002 Restricted Stock Agreement, dated December 16, 2002, with Schedule of Grantees and number of shares granted, incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-K for the year ended December 31, 2002, File No. 1-13990.

10.29

Form of LandAmerica Financial Group, Inc. Non-Employee Director Restricted Stock Agreement, dated May 21, 2003, with Schedule of Grantees.*

10.30

Form of LandAmerica Financial Group, Inc. 2003 Restricted Stock Agreement, dated December 16, 2003, with Schedule of Grantees and number of shares granted.*

10.31

Form of LandAmerica Financial Group, Inc. 2003 Cash Unit Agreement, dated December 16, 2003, with Schedule of Grantees and number of units granted.*

10.32

LandAmerica Financial Group, Inc. Shared Resources Incentive Compensation Plan for Executive Officers, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2003, File No. 1-13990.

21

Subsidiaries of the Registrant.*

23

Consent of Ernst & Young LLP.*

31.1

Rule 13a-14(a) Certification of Chief Executive Officer.*

31.2

Rule 13a-14(a) Certification of Chief Financial Officer.*

32.1

Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2

Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

* Filed Herewith