Form 10-Q
period 2004-03-31
LANDAMERICA FINANCIAL GROUP INC
filed 2004-05-04
CIK 877355

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

COMMISSION FILE NO. 1-13990

LANDAMERICA FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1589611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Gateway Centre Parkway Richmond, Virginia	23235-5153
(Address of principal executive offices)	(Zip Code)

(804) 267-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value 18,925,812 April 29, 2004

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
INVESTMENTS
Fixed maturities available-for-sale - at fair value (amortized cost: 2004 - $1,026,244; 2003 – $997,240)	$1,080,800	$1,043,827
Equity securities - at fair value (cost: 2004 – $28,239; 2003 – $26,262)	37,619	33,462
Federal funds sold	2,260	525
Invested cash	121,917	177,771

Total Investments	1,242,596	1,255,585
CASH	44,529	52,877
LOANS RECEIVABLE	296,084	260,471
ACCRUED INTEREST RECEIVABLE	14,945	14,775
NOTES AND ACCOUNTS RECEIVABLE
Notes (less allowance for doubtful accounts: 2004 - $3,030; 2003 – $3,765)	15,003	13,543
Trade accounts receivable (less allowance for doubtful accounts: 2004 – $13,689; 2003 – $12,681)	92,298	94,632

Total Notes and Accounts Receivable	107,301	108,175
PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation and amortization: 2004 – $175,393; 2003 – $169,667)	97,484	99,562
TITLE PLANTS	99,207	99,534
GOODWILL	449,062	425,159
INTANGIBLE ASSETS (less accumulated amortization 2004 – $12,620; 2003 – $6,982)	156,279	158,234
DEFERRED INCOME TAXES	136,410	134,235
OTHER ASSETS	128,573	108,853

Total Assets	$2,772,470	$2,717,460

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

(Unaudited)

	March 31, 2004	December 31, 2003
LIABILITIES
POLICY AND CONTRACT CLAIMS	$670,235	$659,571
DEPOSITS	235,949	203,954
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	235,613	276,938
FEDERAL INCOME TAXES	9,758	—
NOTES AND CONTRACTS PAYABLE	329,625	327,358
DEFERRED SERVICE ARRANGEMENTS	165,227	163,462
OTHER	51,781	41,699

Total Liabilities	1,698,188	1,672,982

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2004 – 18,915,312; 2003 – 18,814,522	525,038	520,897
Accumulated other comprehensive loss	(9,850)	(16,501)
Retained earnings	559,094	540,082

Total Shareholders’ Equity	1,074,282	1,044,478

Total Liabilities and Shareholders’ Equity	$2,772,470	$2,717,460

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(In thousands of dollars except per share amounts)

(Unaudited)

	2004	2003
REVENUES
Operating revenues	$759,918	$696,448
Investment and other income	16,511	13,382
Net realized investment gains	3,087	2,188

	779,516	712,018

EXPENSES
Agents’ commissions	342,871	308,750
Salaries and employee benefits	213,787	191,265
General, administrative and other	129,359	100,880
Provision for policy and contract claims	39,029	34,308
Premium taxes	9,579	9,097
Interest expense	5,809	3,010
Amortization of intangibles and capitalized software	4,747	100
Exit and termination costs	1,937	—

	747,118	647,410

INCOME BEFORE INCOME TAXES	32,398	64,608
INCOME TAX EXPENSE
Current	17,321	17,767
Deferred	(5,820)	4,846

	11,501	22,613

NET INCOME	$20,897	$41,995

NET INCOME PER COMMON SHARE	$1.12	$2.30
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	18,619	18,260
NET INCOME PER COMMON SHARE ASSUMING DILUTION	$1.11	$2.28
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ASSUMING DILUTION	18,827	18,439

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(In thousands of dollars)

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$20,897	$41,995
Depreciation and amortization	10,928	4,129
Amortization of bond premium	2,064	1,382
Provision for title losses	39,029	34,308
Claims paid (net of recoveries)	(28,365)	(25,164)
Exit and termination costs	1,937	—
Realized investment gains	(3,087)	(2,188)
Deferred income tax	(5,820)	4,846
Equity in earnings of unconsolidated subsidiaries	(2,388)	(3,530)
Change in assets and liabilities, net of businesses acquired:
Accrued interest receivable	(170)	(327)
Notes receivable	(1,460)	(3,175)
Accounts receivable	185	6,750
Income taxes receivable/payable	12,863	4,181
Accounts payable and accrued expenses	(44,304)	(42,575)
Deferred service arrangements	1,765	(878)
Other	(2,056)	1,289

Net cash provided by operating activities	2,018	21,043

Cash flows from investing activities:
Purchase of property and equipment, net	(7,168)	(4,987)
Purchase of business, net of cash acquired	(21,516)	(28,952)
Investments in unconsolidated subsidiaries	(3,753)	(1,263)
Dividends received from unconsolidated subsidiaries	2,451	1,957
Change in cash surrender value of life insurance	(1,766)	(195)
Cost of investments acquired:
Fixed maturities – available-for-sale	(143,001)	(213,762)
Equity securities	(5,917)	(2,973)
Proceeds from investment sales or maturities:
Fixed maturities – available-for-sale	111,612	172,230
Equity securities	5,391	2,361
Net change in federal funds sold	(1,735)	—
Change in loans receivable	(35,613)	(390)

Net cash used in investing activities	(101,015)	(75,974)

Cash flows from financing activities:
Net change in deposits	31,995	—
Proceeds from the exercise of options and incentive plans	5,526	2,597
Cost of common shares repurchased	(2,733)	—
Dividends paid	(1,885)	(1,287)
Proceeds from issuance of notes payable	5,000	2,773
Payments on notes payable	(3,108)	(1,509)

Net cash provided by financing activities	34,795	2,574

Net decrease in cash and invested cash	(64,202)	(52,357)
Cash and invested cash at beginning of period	230,648	225,880

Cash and invested cash at end of period	$166,446	$173,523

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(In thousands of dollars except per share amounts)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amounts
BALANCE – December 31, 2002	18,348,944	$509,540	$(198)	$354,278	$863,620
Comprehensive income:
Net income	—	—	—	41,995	41,995
Other comprehensive income, net of tax of $37
Net unrealized gains on securities	—	—	68	—	68

					42,063

Common stock retired	—	—	—	—	—
Stock option and incentive plans	138,724	2,597	—	—	2,597
Common dividends ($0.07/share)	—	—	—	(1,287)	(1,287)

BALANCE – March 31, 2003	18,487,668	$512,137	$(130)	$394,986	$906,993

BALANCE – December 31, 2003	18,814,522	$520,897	$(16,501)	$540,082	$1,044,478
Comprehensive income:
Net income	—	—	—	20,897	20,897
Other comprehensive income, net of tax of $3,498
Net unrealized gains on securities	—	—	6,651	—	6,651

					27,548

Common stock retired	(59,300)	(2,733)	—	—	(2,733)
Stock option and incentive plans	160,090	6,874	—	—	6,874
Common dividends ($0.10/share)	—	—	—	(1,885)	(1,885)

BALANCE – March 31, 2004	18,915,312	$525,038	$(9,850)	$559,094	$1,074,282

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars except per share amounts)

1.	Interim Financial Information

The unaudited consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934. This report should be read in conjunction with the aforementioned Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of this information have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income – numerator for basic and diluted earnings per share	$20,897	$41,995

Denominator:
Weighted average shares – denominator for basic earnings per share	18,619	18,260
Effect of dilutive securities:
Employee stock options	208	179

Denominator for diluted earnings per share	18,827	18,439

Basic earnings per common share	$1.12	$2.30

Diluted earnings per common share	$1.11	$2.28

3.	Investments

The Company had a total of 179 securities which had unrealized losses at March 31, 2004, and the duration of these securities range from one year to thirty years. There were three securities that the company owned that have been in a loss position for more than

3.	Investments (Continued)

twelve months. The three securities with unrealized losses for more than twelve months were investment grade and had an aggregate unrealized loss of $31.

Management has concluded that none of the available-for-sale securities with unrealized losses at March 31, 2004 has experienced an other-than temporary impairment. This conclusion was based on a number of factors including: (1) there were no securities with fair values less than 80% of amortized cost at March 31, 2004, (2) there were no securities rated below investment grade, and (3) there were no securities for which fair value had been significantly below amortized cost for a period of six months or longer.

Investments totaling $22,583 are held on deposit with various state regulatory entities and are not available for use in operations.

4.	Shareholders’ Equity

Pro forma information regarding net income and earnings per share is required by the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards No. (“SFAS”) 123, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

The following pro forma information shows the Company’s net income and earnings per basic and diluted share:

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$20,897	$41,995
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(298)	(387)

Pro forma net income	$20,599	$41,608

Earnings per share:
Basic – as reported	$1.12	$2.30
Basic – pro forma	$1.11	$2.28
Diluted – as reported	$1.11	$2.28
Diluted – pro forma	$1.09	$2.26

5.	Commitments and Contingencies

For additional information, see Note 15 to Consolidated Financial Statements, Pending Legal Proceedings and Part I, Item 3, Legal Proceedings of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

6.	Variable Interest Entities

In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (the “Interpretation”). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. Consistent with FASB Staff Position, FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, the Company implemented FIN 46 in the fourth quarter of 2003 related to its ownership interests in entities entered into prior to February 1, 2003 and in the second quarter of 2003, for entities entered into subsequent to February 1, 2003. The impact of implementation was not material to the Company.

The Company, in the course of its normal day-to-day business, enters into joint ventures and partnerships related to its title operations and title plants. These entities are immaterial to its financial position and results of operations individually and in the aggregate. At March 31, 2004, the Company had no material exposure to loss associated with Variable Interest Entities to which it is a party.

7.	Pensions and Other Post-Retirement Benefits

The following presents the estimated net periodic pension cost recorded in the financial statements for each of the quarters ending March 31, 2004 and 2003. The 2004 information is based on preliminary data provided to the Company’s independent actuaries. The amounts are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Components of net periodic pension cost:
Service cost	$3,143	$2,317	$185	$171
Interest cost	3,764	3,631	871	946
Expected return on plan assets	(4,327)	(4,347)	—	—
Amortization of unrecognized transition (asset) obligation	—	—	294	294
Prior service cost recognized	(417)	(441)	120	119
Recognized loss	1,305	323	79	74

Net periodic benefit cost	$3,468	$1,483	$1,549	$1,604

7.	Pensions and Other Post-Retirement Benefits (Continued)

Weighted-average assumptions used to determine net cost for each of the quarters ending March 31, 2004 and 2003 are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	6.00%	6.75%	6.00%	6.00%
Expected return on plan assets	8.00%	8.50%	N/A	N/A
Rate of compensation increase	4.63%	4.63%	4.63%	4.63%

8.	Exit and Termination Costs

On June 1, 2002, the Company entered into a joint venture agreement with The First American Corporation and combined its real estate valuation operations. Under the terms of the agreement, the Company contributed its former Primis residential appraisal production division, which it acquired in 2000, to First American’s eAppraiseIT subsidiary. In connection with the transaction, the Company exited the residential appraisal production business, which had been unprofitable, and recorded a second quarter 2002 charge of $14,132 for exit, termination and other costs in the Corporate and Other business group. This amount was comprised of $4,635 related to lease termination costs, $2,209 related to employee severance costs and a $7,288 write down to estimated net realizable value of assets determined not to be redeployable and other miscellaneous exit costs. Additionally, in the first quarter of 2002, the Company recorded $3,190 of exit and termination costs related to the closing of certain offices and reduction in workforce of its real estate valuation operations. The original amount accrued was reduced by $3,952 in the fourth quarter of 2002, and $534 during 2003. These reductions were the result of the favorable settlement of real estate, rental and other obligations. Of the remaining accrual, $10,881 had been paid as of March 31, 2004, leaving $1,955 which the Company expects to be substantially paid by March 31, 2008.

In the fourth quarter of 2003, the Company identified two opportunities to rationalize and consolidate facilities in the Title Insurance segment. In connection with these programs, the Company incurred $796 of exit costs in the Title Insurance segment. These costs were comprised of $673 related to lease termination and $123 of other miscellaneous exit costs. Of the $796 in original accruals, $611 had been paid prior to March 31, 2004 with the remaining balance of $185 anticipated to be substantially paid by June 30, 2004.

Finally, in the first quarter of 2004, as the result of the reduced level of refinancing activities and continued streamlining of operating units, the Company recorded a charge of $1,937 for exit, termination and other costs in the Title Insurance segment. This amount was comprised of $1,718 related to lease termination costs, $42 related to employee severance costs and a $177 write-down to estimated net realizable value of assets determined not to be redeployable. As of March 31, 2004, the Company had paid $308 leaving a balance of $1,629 which the Company expects to be substantially paid by September 30, 2007.

9.	Segment Information

The Company, through its subsidiaries, is engaged in the business of providing title insurance as well as a broad array of real estate transaction related services. The Company’s principal business operations have been organized under two primary business segments, Title Insurance and Lender Services. The Company’s remaining non-reportable business segments have been aggregated for reporting purposes under the heading Corporate and Other.

Title Insurance includes residential and commercial title insurance policies and escrow and closing services.

Lender Services provides services consisting primarily of real estate tax processing, flood zone certifications, consumer mortgage credit reporting and default management services.

Corporate and Other includes Orange County Bancorp and its wholly-owned subsidiary, Centennial Bank (“Centennial”), a California industrial bank that the Company acquired in November 2003, residential inspection and commercial appraisals and assessments, as well as the unallocated portion of the corporate expenses related to the Company’s corporate offices in Richmond, Virginia and unallocated interest expense.

Selected financial information about the Company’s operations by segment for each of the quarters ending March 31, 2004 and 2003 is as follows:

	Operating Revenues	Personnel Cost	Depreciation	Amortization of Intangible Assets	Income Before Taxes	Assets
2004
Title Insurance	$710,329	$185,659	$4,311	$512	$46,758	$1,864,048
Lender Services	40,188	15,518	912	3,316	3,794	450,692
Corporate and Other	9,401	12,610	958	919	(18,154)	457,730

Total	$759,918	$213,787	$6,181	$4,747	$32,398	$2,772,470

2003
Title Insurance	$687,282	$178,876	$3,172	$671	$82,985	$1,883,182
Lender Services	850	898	24	—	(507)	439,600
Corporate and Other	8,316	11,491	833	(571)	(17,870)	394,678

Total	$696,448	$191,265	$4,029	$100	$64,608	$2,717,460

10.	Subsequent Event

In January 2004, the Company entered into a definitive agreement to purchase County Title Holding Corporation, the parent company of Southland Title Corporation, Southland Title of Orange County, Southland Title of San Diego and Southland Title Equities (“Southland Title”) for approximately $90,500 in cash. Southland Title is California’s largest independent title and escrow company. On April 1, 2004, the Company closed on the transaction.

10.	Subsequent Event (Continued)

In April 2004, the Company became aware that it had exceeded limitations contained in certain restrictive covenants under its Revolving Credit Agreement with SunTrust Bank and other lenders due to its assumption and incurrence of additional debt in connection with the acquisition of Orange County Bancorp and its wholly-owned subsidiary, Centennial Bank, in November 2003. On April 30, 2004, the Company and its lenders entered into an amendment to the Revolving Credit Agreement that provided a waiver to the Company for such covenant non-compliance arising from the acquisition, and modified other provisions of the Revolving Credit Agreement to increase the Company’s flexibility in connection with Federal Home Loan Bank borrowings at its trust subsidiary, to increase its flexibility with regard to its debt to capital ratio and to amend certain other restrictive covenants to provide capacity for the future issuance of additional debt securities by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Overview

During 2003, the Company expanded the breadth of services that it provides to its customers. As a result, during the fourth quarter of 2003, the Company began providing information with respect to the Company’s two major business segments, Title Insurance and Lender Services. Other non-reportable business segments are reported in the group Corporate and Other. These groupings of business units are used by Company management to manage the Company’s operations. As a result, the Company’s results for prior years have been restated to reflect the current segment reporting structure. A description of these segments, including certain key factors impacting these businesses, are provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 12, 2004.

The Company’s results of operations for the first and second quarters of 2003 benefited from record setting levels of mortgage and refinancing activities. The closings related to these activities provided the Company with record first quarter 2003 revenues and income. After falling throughout the early part of 2003, interest rates increased in the latter half of 2003 resulting in reduced refinancing volume levels.

The results of the quarter reflected the impact of a turbulent environment for refinance demand, on top of the typical seasonal slow-down in residential buy-sell activity, countered somewhat by the expected pattern of revenues reported through agency channels and the improved results of recent acquisitions. In February and March 2004, mortgage interest rates decreased again resulting in increased housing sales and refinancing activities. Accordingly, the Company experienced an increase in transaction volumes during the latter part of the first quarter of 2004.

The Company began the implementation of a cost reduction program in the fourth quarter of 2003 aimed at reducing staffing and cost levels to a level more consistent with anticipated transaction volumes. In the first quarter of 2004, the Company announced plans to reduce its cost structure by at least $70 million on an annualized basis. The Company has implemented reductions to achieve over half of the targeted cost savings.

Critical Accounting Estimates

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments. A summary of the significant critical accounting estimates of the Company can be found in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended

December 31, 2003 as filed with the Securities and Exchange Commission. Actual results could differ from these estimates.

Results of Operations

Operating Revenues – A summary of the Company’s operating revenues for the first quarter of 2004 and 2003 is as follows:

	2004	%	2003	%
	(Dollars in thousands)
Title Insurance
Direct Operations	$283,980	37.4%	$300,872	43.2%
Agency Operations	426,349	56.1%	386,410	55.5%

	710,329	93.5%	687,282	98.7%
Lender Services	40,188	5.3%	850	0.1%
Corporate and Other	9,401	1.2%	8,316	1.2%

Total	$759,918	100.0%	$696,448	100.0%

Title Insurance – Operating revenues from direct title operations decreased 5.6% in the first quarter of 2004 over the first quarter of 2003. The decrease in 2004 was primarily the result of a 20.8% decrease in the number of title policies issued by the Company’s direct operations partially offset by an increase in the premium per policy issued. The increase in the premium per policy issued is due to a change in mix between refinance and purchase title policies. As the result of changes in real estate activities, the Company experienced a shift away from refinance policies in the first quarter of 2004. Refinance policies tend to have a lower premium per policy. The Company also experienced strong commercial activity in the first quarter of 2004 and reported increased revenues of $19.4 million related to acquisitions made in 2003. Revenues from commercial operations, which the Company has typically defined as being premiums from policies providing coverage over $1.0 million, was $126.0 million in the first quarter of 2004, an increase of approximately 41.6% over the first quarter of 2003. Policies issued by the Company’s direct title operations were 194,000 and 245,000 during the first quarter of 2004 and 2003, respectively. Average mortgage interest rates for 30-year fixed rate mortgages for the first quarter of 2004 and 2003 were 5.64% and 5.84%, respectively. The average premium per policy issued by direct operations was $963 in the first quarter of 2004 versus $816 in the first quarter of 2003. The fluctuations noted in the number of issued policies and average revenues per policy issued were primarily attributable to the relative changes in mortgage activity year-over-year, as mentioned above. Operating revenues from agency title operations increased by 10.3% in the first quarter of 2004 over the first quarter of 2003. This increase was primarily attributable to the inherent delay in the reporting of transactions by agents. The timing of policy reporting, and therefore revenue reporting by agents differs in various parts of the country.

Lender Services – Operating revenues in the Lender Services segment increased substantially in the first quarter of 2004 as compared to the first quarter of 2003. The primary reason for the increase in 2004 was the purchase of Info1 Holding Company, Inc. (“Info1”) in August 2003 and LERETA Corp. (“LERETA”) in October 2003. LERETA, the real estate tax processing and flood certification business, receives cash in advance for products that require it to provide service over the life of the loan. In the first quarter of 2004, the Company’s real estate and tax processing services had gross receipts of $22.4 million and deferred recognition of revenue for $17.0 million of these receipts. The Company recognized into revenue approximately $15.8 million of its total deferred service obligation/revenue during the first quarter of 2004. This deferred service obligation/revenue represents the amount of revenue that will be recognized over the anticipated service life of contracts related to LERETA. Total revenue recorded for LERETA in the first quarter of 2004 was comparable to levels seen in the fourth quarter of 2003. The Company also experienced increased activity in Info1, its credit reporting business, both from organic growth as well as acquisitions. Total revenues for this business grew by 32.3% in the first quarter of 2004 over the fourth quarter of 2003. The Company anticipates continued year over year increases for the next couple of quarters in this segment due to the Company’s acquisitions in 2003.

Corporate and Other – Operating revenues in corporate and other increased by approximately $1.1 million, or 13%, between the first quarter of 2003 and the first quarter of 2004. The primary reason for the increase in revenue in this segment is related to acquisitions made by the Company’s Inspectech residential appraisal business. The Company anticipates continued year over year increases for the remainder of 2004 in this group of businesses.

Investment and Other Income – Investment and other income totaled $16.5 million and $13.4 million for the first quarter of 2004 and 2003, respectively. The increase of $3.1 million, or 23.1%, is the result of two factors. The Company had an increase in investment income resulting from the acquisition of Centennial Bank in December 2003. This acquisition increased interest income in the first quarter of 2004 compared to the first quarter of 2003 by approximately $4.7 million. Partially offsetting this increase was a decrease in interest income related to lower yields on the Company’s remaining cash equivalent and investment portfolio. The Company anticipates that the changes seen in the first quarter of 2004 will continue throughout 2004. The Company’s investment portfolio consists primarily of fixed maturity securities as well as loans receivable related to Centennial Bank.

Net Realized Investment Gains – Net realized investment gains totaled $3.1 million and $2.2 million in the first quarter of 2004 and 2003, respectively. The $0.9 million increase in the first quarter of 2004 is primarily due to the repositioning of a portion of the Company’s municipal bond portfolio.

Salaries and Employee Benefits – A summary of the Company’s salaries and other personnel costs for the first quarter of 2004 and 2003 is as follows:

	2004	%	2003	%
	(Dollars in thousands)
Title Insurance	$185,659	86.8%	$178,876	93.5%
Lender Services	15,518	7.3%	898	0.5%
Corporate and Other	12,610	5.9%	11,491	6.0%

Total	$213,787	100.0%	$191,265	100.0%

Title Insurance – Title Insurance salaries and employee benefit costs increased by $6.8 million, or 3.8%, in the first quarter of 2004 over the first quarter of 2003. The increase of $6.8 million in the first quarter of 2004 is related to the addition of personnel as the result of 2003 acquisitions of $10.9 million offset in part by reduced staffing in other operations due to reduced volume levels. Additionally, the Company incurred higher levels of payroll taxes due to higher state assessments. Finally, there was an increase of approximately $1.5 million associated with lower discount rates related to the Company’s cash balance pension plan. For additional information regarding the impact of the Company’s pension plans on results of operations, see Note 7 to the Consolidated Financial Statements. Average Full Time Equivalent (“FTE”) counts averaged 9,825 in the first quarter of 2004 (including 573 associated with 2003 acquisitions) versus 9,644 in the first quarter of 2003, down from their peak of 11,530 in the third quarter of 2003.

Lender Services – Lender Services compensation expenses increased in the first quarter of 2004 versus the first quarter of 2003. The Company acquired LERETA and Info1 in October and August 2003, respectively. Personnel costs in the Lender Services segment tend to increase during periods of increased sales volume and decrease when sales volume is lower. This is the case because a significant amount of work is required to set up new accounts. Once accounts are established, monitoring and maintenance activities are less labor intensive. The Company anticipates that Lender Services’ salary expense will continue to be higher than 2003 throughout 2004.

Corporate and Other – Corporate and Other salary and benefit costs increased $1.1 million, or 9.7% in the first quarter of 2004 over the first quarter of 2003. The increase relates primarily to a $0.6 million increase in staffing as the result of acquisitions in the Company’s Inspectech subsidiary as well as $0.5 million in compensation related to the Company’s acquisition of Centennial Bank in December 2003.

Agent Commissions – A summary of agent commissions and related revenues in the Title Insurance segment for the first quarter of 2004 and 2003 is as follows:

	2004	2003
	(Dollars in thousands)
Agent commissions	$342,871	$308,750
Agent Revenues	426,349	386,410
% Retained by agents	80.4%	79.9%

The commission rate varies by the geographic area in which the commission was paid and by individual agent agreement. The trend of increasing commission rates is attributable to increased competition for agents. The Company anticipates that it will continue to see year over year increases in this rate during the first half of 2004.

Provision for Policy and Contract Claims – The loss ratio (the provision for policy and contract claims as a percentage of operating revenues for the Title Insurance segment) was 5.5% and 5.0% in the first quarter of 2004 and 2003, respectively. The Company reviews its claims experience quarterly, and in conjunction with its outside actuaries, evaluates the adequacy of its provisions for estimated claims. The Company has determined that its recent claims incurred experience necessitated an increase in the provision for policies issued in the current year. Claims experience will continue to be monitored quarterly and adjustments in claims rates related to policies issued will be made as appropriate.

Exit and Termination Costs – The Company incurred exit and termination costs on a pre-tax basis of $1.9 million in the first quarter of 2004.

In the first quarter of 2004, the Company announced plans to reduce its cost structure by at least $70.0 million on an annualized basis. As a result of this program, the Company has identified 32 offices at the end of the first quarter that it will consolidate into other offices. The Company has provided for the facility downsizing costs of these offices as well as $0.04 million in severance accruals related to these plans. Additionally, as a result of the adoption of Financial Accounting Standards Board Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, in 2003, the Company anticipates recording additional exit and termination costs in 2004, primarily associated with leased facilities as the Company vacates space.

Amortization – Amortization expense increased by $4.6 million in the first quarter of 2004 compared to the first quarter of 2003 as the result of the acquisitions it made in 2003. During 2003, the Company acquired businesses with an initial purchase price in excess of $350.0 million. The Company is amortizing the intangible assets acquired as part of these businesses over their estimated useful lives.

Interest Expense – Interest expense increased by $2.8 million in the first quarter of 2004 compared to the first quarter of 2003. $1.6 million of the increase was related to the Company’s acquisition of Orange County Bancorp in December 2003 and the remainder of the increase is related to the Company’s issuance in November 2003 of $115.0 million of its 3.125% Convertible Senior Debentures due 2033 used to fund a portion of the acquisitions in 2003. The Company anticipates that interest expense will continue to exceed prior period levels throughout 2004.

Premium Taxes – Insurers are generally not subject to state income or franchise taxes. They are, however, subject to a “premium tax” on certain operating revenues, depending on the state. Tax rates and the amounts that are subject to tax vary from state to state. Premium taxes as a percentage of total title insurance revenues remained relatively constant during the past year. This percentage was 1.3% in the first quarters of 2004 and 2003.

General, Administrative and Other – A summary of the Company’s general, administrative and other costs for the three months ending March 31, 2004 and 2003 is as follows:

	2004	%	2003	%
	(Dollars in thousands)
Title Insurance	$97,610	75.5%	$87,180	86.4%
Lender Services	17,619	13.6%	459	0.5%
Corporate and Other	14,130	10.9%	13,241	13.1%

Total	$129,359	100.0%	$100,880	100.0%

Title Insurance – Title Insurance general and administrative expenses increased by $10.4 million or 12.0% in the first quarter of 2004 over the first quarter of 2003. This increase is primarily related to a $5.6 million increase related to acquisitions that occurred during 2003, an increase in depreciation expense of approximately $1.0 million associated with assets purchased in 2003 and an increase in office rental expense of approximately $3.0 million.

Lender Services – Lender Services general and administrative expenses increased by $17.1 million in the first quarter of 2004 over the comparable period in 2003. This increase was primarily due to the purchase of LERETA and Info1 in 2003 as noted above.

Corporate and Other – Corporate and Other general and administrative expenses increased by $0.9 million, or 6.7%, in the first quarter of 2004 over the comparable period in 2003. The increase in these expenses is primarily related to the Company’s purchase of Centennial Bank in December 2003.

Operating Income

Title Insurance –The Title Insurance segment reported operating revenue of $710.3 million and pretax earnings of $46.8 million in the first quarter of 2004. This compares to $687.3 million in operating revenue and $83.0 million in pretax income for the first quarter of 2003. While revenues increased in the segment slightly from prior years, the Company experienced a decline in the percentage of operating revenues generated by direct title operations compared to agency business. This mix change resulted in less net premium dollars retained by the Company. Additionally, the Title Insurance segment reported reduced income from its investment portfolio due to lower investment yields on the segment’s investment portfolio.

Lender Services – The Lender Services segment had operating revenue of $40.2 million and pretax earnings of $3.8 million in the first quarter of 2004 compared to $0.9 million and $0.5 million in operating revenues and pre-tax losses for the first quarter of 2003. Revenue in this segment was positively impacted by the reduction in interest rates in the first quarter of 2004 and the acquisitions made in the third and fourth quarters of 2003. The tax and flood and mortgage credit reporting businesses showed strong results with an operating margin, adjusted for amortization, of approximately 17.7%.

Income Taxes – The Company’s effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 35.5% and 35% for the first quarter of 2004 and 2003, respectively. The differences in the effective tax rate were primarily due to changes in the ratio of permanent differences to income before taxes and state taxes related to the Company’s non-insurance subsidiaries.

Net Income – The Company reported net income of $20.9 million or $1.11 per share on a diluted basis for the first quarter of 2004, compared to a net income of $42.0 million or $2.28 per share on a diluted basis for the first quarter of 2003. The first quarter of 2004 was negatively impacted by $1.9 million pretax of exit and termination costs. Exclusive of these items, net income was $22.1 million or $1.18 per diluted share for the first quarter of 2004.

Liquidity and Capital Resources

Cash provided by operating activities for the first quarter of 2004 and 2003, respectively, was $2.0 million and $21.0 million. The principal non-operating uses of cash and cash-equivalents for the quarters ending March 31, 2004 and 2003 were acquisitions, capital expenditures, additions to the investment portfolio, loans receivable and the repayment of debt. The net of all activities was to decrease cash and invested cash by $64.2 million and $52.4 million for the first quarter of 2004 and 2003, respectively. As of March 31, 2004, the Company held cash and invested cash of $166.4 million and fixed-maturity securities of $1,080.8 million.

The Company has acquired, or entered into agreements to acquire, several businesses. During the first quarter of 2004 and 2003, the Company completed acquisitions totaling approximately $21.5 million and $28.9 million, respectively. The 2004 and 2003 purchases were funded through a mixture of cash, invested cash and investments. The Company purchased a title and escrow company in the Southern California marketplace (“Southland Title”) for a purchase price of approximately $90.5 million effective April 1, 2004 using funds borrowed under its line of credit agreement. The Company will continue to selectively evaluate additional acquisitions should attractive candidates be identified.

In the fourth quarter of 2003, the Company issued $115.0 million of its 3.125% Convertible Senior Debentures due 2033. In February 2004, the Company filed a registration statement on Form S-3 to register both the debentures and common stock associated with this transaction.

In April 2004, the Company became aware that it had exceeded limitations contained in certain restrictive covenants under its Revolving Credit Agreement with SunTrust Bank and other lenders due to its assumption and incurrence of additional debt in connection with the acquisition of Orange County Bancorp and its wholly-owned subsidiary, Centennial Bank, in November 2003. On April 30, 2004, the Company and its lenders entered into an amendment to the Revolving Credit Agreement that provided a waiver to the Company for such covenant non-compliance arising from the acquisition, and modified other provisions of the Revolving Credit Agreement to increase the Company’s flexibility in connection with Federal Home Loan Bank borrowings at its trust subsidiary, to increase its flexibility with regard to its debt to capital ratio and to amend certain other restrictive covenants to provide capacity for the future issuance of additional debt securities by the Company.

The Company intends to issue long-term convertible debt securities as market conditions permit. The net proceeds are intended to be utilized for funding the Company’s purchase of Southland Title on a long-term basis as well as for investment and general corporate purposes.

In February 2003 and 2004, the Board of Directors approved one-year authorization programs allocating $50.0 million in each year to repurchase up to 1.25 million shares or 7% of the Company’s existing common stock over the following twelve months. In the first quarter of 2004, the Company acquired 59,300 shares of the Company’s common stock for an aggregate purchase price of $2.7 million. The Company did not purchase any shares in the first quarter of 2003. Additionally, the Company maintains an Executive Voluntary Deferral Plan and an Outside Directors Deferral Plan. These plans allow executives and directors to defer eligible compensation into deferred stock units or a cash account bearing interest at a fixed rate of return. Shares of common stock to be used to fulfill the Company’s payment obligation under the plans are held by a trust that the Company maintains. The trust purchased 42,806 shares in the first quarter of 2004. Further information on these plans can be found in Note 6 to the Company’s financial statements as shown in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. Further information on the Company’s purchases of common stock in the first quarter of 2004 is provided in Part II, Item 2(e) of this report.

The Company’s industrial thrift bank maintains an allowance for loan losses related to the Company’s loans receivable. During the first quarter of 2004, the Company did not experience a significant change in the underlying components of the allowance for loan losses or the balance in total. There have been no significant changes in the underlying rationale for management’s provision for loan losses or significant changes in asset quality.

Off-Balance Sheet Arrangements and Contractual Obligations

During the first quarter of 2004, the Company entered into an agreement with a service provider for telecommunications services with a minimum commitment of $11.0 million per year between March 1, 2004 and February 28, 2007. See additional information regarding the Company’s contractual obligations and commercial commitments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

Interest Rate Risk

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For investment securities, the table presents principal cash flows and related weighted interest rates by expected maturity dates. Actual cash flows could differ from the expected amounts.

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

(dollars in thousands)

	2004	2005	2006	2007	2008	2009 and After	Total	Fair Value
Assets:
Taxable available-for-sale securities:
Book value	$10,641	$54,306	$48,357	$45,986	$58,139	$386,109	$603,538	$633,733
Average yield	4.86%	5.63%	4.89%	4.67%	4.45%	4.51%	4.65%
Non-taxable available-for-sale securities:
Book value	12,021	17,670	13,745	13,542	33,387	326,667	417,032	441,302
Average yield	3.53%	3.95%	4.13%	3.98%	4.02%	4.39%	4.30%
Loans Receivable
Book Value	5,153	5,069	4,457	1,422	3,245	272,832	292,178	319,197
Average Yield	8.93%	10.29%	10.31%	10.51%	6.68%	6.92%	7.08%
Preferred stock:
Book value	—	—	—	—	—	5,674	5,674	5,765
Average yield	—	—	—	—	—	2.20%	2.20%

The Company also has long-term debt of $329.6 million bearing interest at an average rate of 5.15% at March 31, 2004. Additionally, the Company has passbook and certificate of deposit liabilities of $235.9 million bearing interest rate at an average rate of 2.17% at March 31, 2004. A 0.25% change in the interest rate for these items combined would affect income before income taxes by approximately $1.41 million annually.

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

Factors that may cause the Company’s actual results to differ materially from those contemplated by such forward-looking statements include the following: (1) the Company’s results of operations and financial condition are susceptible to changes in mortgage interest rates and general economic conditions, (ii) the Company’s inability to manage successfully its acquisitions of complementary businesses could adversely affect the Company’s business, operating results and financial condition, (iii) competition in the Company’s industry affects its revenues, (iv) significant industry changes and new product and service introductions require timely and cost-effective responses, (v) the Company may not succeed in implementing its strategy of becoming a major provider of real estate transaction management services, (vi) the Company’s insurance subsidiaries are subject to government regulation, and (vii) the Company’s litigation risks include substantial claims by large classes of claimants.

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

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective as of the end of such period. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

a) None

b) None

c) None

d) None

e) The following table sets forth the details of purchases of common stock under the share-repurchase program and the Executive Voluntary Deferral Plan and Outside Directors Deferral Plan that occurred in the first quarter of 2004:

Calendar Month for which Shares Were Repurchased	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 2004	—	—	—	—
February 2004	132	$54.91	—	—
March 2004	101,974	$46.35	59,300	1,190,700

(1)	The share repurchases in the above table are the result of two employee benefit plans and one publicly announced share purchase program (the “2004 Program”).

(2)	The 2004 Program was announced by the Company on February 18, 2004 and provides for the purchase of up 1.25 million shares or $50.0 million. This plan will expire on February 18, 2005 and replaces a similar plan established by the Board in February 2003.

(3)	Purchases other than the 2004 Program were made on behalf of a trust maintained by the Company for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. For additional information on these plans, see the Notes to the Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit No.	Document

3.1	Bylaws of LandAmerica Financial Group, Inc. (amended and restated February 18, 2004), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 23, 2004, File No. 1-13990.

10.1	First Amendment to Revolving Credit Agreement, dated March 17, 2004, between the Registrant and SunTrust Bank, as Administrative Agent for a syndicate of financial institutions named therein.

10.2	Second Amendment to Revolving Credit Agreement, dated April 30, 2004, between the Registrant and SunTrust Bank, as Administrative Agent for a syndicate of financial institutions named therein.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

b)	Reports on Form 8-K

The Company filed the following reports on Form 8-K during the period covered by this report:

(1) Form 8-K, dated February 18, 2004, reporting under Items 5 and 7 the adoption by the Company of amended and restated Bylaws.

(2) Form 8-K, dated February 18, 2004, reporting under Items 5 and 7 the issuance by the Company of a press release announcing a common stock repurchase program.

In addition, the Company furnished a report on Form 8-K, dated February 18, 2004, reporting under Item 12 the issuance by the Company of a press release announcing the Company’s financial results for the quarter and year ended December 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDAMERICA FINANCIAL GROUP, INC. (Registrant)

Date: May 4, 2004	/s/ Charles H. Foster, Jr.

Charles H. Foster, Jr. Chairman and Chief Executive Officer

Date: May 4, 2004	/s/ G. William Evans

G. William Evans Chief Financial Officer

EXHIBIT INDEX

No.	Description

3.1	Bylaws of LandAmerica Financial Group, Inc. (amended and restated February 18, 2004), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 23, 2004, File No. 1-13990.

10.1	First Amendment to Revolving Credit Agreement, dated March 17, 2004, between the Registrant and SunTrust Bank, as Administrative Agent for a syndicate of financial institutions named therein.

10.2	Second Amendment to Revolving Credit Agreement, dated April 30, 2004, between the Registrant and SunTrust Bank, as Administrative Agent for a syndicate of financial institutions named therein.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350