Form 10-Q
period 2004-06-30
LANDAMERICA FINANCIAL GROUP INC
filed 2004-08-05
CIK 877355

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Common Stock, No Par Value 18,155,255 July 30, 2004

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

(Unaudited)

ASSETS	June 30, 2004	December 31, 2003
INVESTMENTS
Fixed maturities available-for-sale - at fair value (amortized cost: 2004 - $1,055,413; 2003 – $997,240)	$1,075,818	$1,043,827
Equity securities - at fair value (cost: 2004 – $29,948; 2003 – $26,262)	35,215	33,462
Federal funds sold	655	525
Invested cash	207,221	177,771

Total Investments	1,318,909	1,255,585
CASH	75,460	52,877
LOANS RECEIVABLE	321,355	260,471
ACCRUED INTEREST RECEIVABLE	14,712	14,775
NOTES AND ACCOUNTS RECEIVABLE
Notes (less allowance for doubtful accounts: 2004 - $2,937; 2003 – $3,765)	15,183	13,543
Trade accounts receivable (less allowance for doubtful accounts: 2004 – $16,760; 2003 – $12,681)	107,852	94,632

Total Notes and Accounts Receivable	123,035	108,175
PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation and amortization: 2004 – $184,587; 2003 – $169,667)	103,013	99,562
TITLE PLANTS	98,634	99,534
GOODWILL	519,468	426,724
INTANGIBLE ASSETS (less accumulated amortization 2004 – $18,170; 2003 – $6,982)	185,962	156,669
DEFERRED INCOME TAXES	153,749	134,235
OTHER ASSETS	137,411	108,853

Total Assets	$3,051,708	$2,717,460

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

(Unaudited)

LIABILITIES	June 30, 2004	December 31, 2003
POLICY AND CONTRACT CLAIMS	$688,044	$659,571
DEPOSITS	273,856	203,954
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	277,917	276,938
FEDERAL INCOME TAXES	40,257	—
NOTES AND CONTRACTS PAYABLE	463,481	327,358
DEFERRED SERVICE ARRANGEMENTS	175,959	163,462
OTHER	51,161	41,699

Total Liabilities	1,970,675	1,672,982

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2004 – 18,155,255; 2003 – 18,814,522	497,128	520,897
Accumulated other comprehensive loss	(34,798)	(16,501)
Retained earnings	618,703	540,082

Total Shareholders’ Equity	1,081,033	1,044,478

Total Liabilities and Shareholders’ Equity	$3,051,708	$2,717,460

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(In thousands of dollars except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES
Operating revenues	$903,788	$834,326	$1,663,706	$1,530,774
Investment and other income	17,121	12,993	33,632	26,375
Net realized investment gains	1,054	983	4,141	3,171

	921,963	848,302	1,701,479	1,560,320

EXPENSES
Agents’ commissions	356,203	362,011	699,074	670,761
Salaries and employee benefits	256,445	211,881	470,232	403,146
General, administrative and other	141,016	114,608	270,375	215,489
Provision for policy and contract claims	46,683	49,301	85,712	83,609
Interest expense	7,007	3,038	12,816	6,048
Premium taxes	10,925	10,860	20,504	19,957
Amortization of intangibles and capitalized software	5,527	1,004	10,274	1,103
Exit and termination costs	3,457	(532)	5,394	(532)

	827,263	752,171	1,574,381	1,399,581

INCOME BEFORE INCOME TAXES	94,700	96,131	127,098	160,739

INCOME TAX EXPENSE (BENEFIT)
Current	37,827	38,329	55,148	56,096
Deferred	(4,589)	(4,201)	(10,409)	645

	33,238	34,128	44,739	56,741

NET INCOME	$61,462	$62,003	$82,359	$103,998

NET INCOME PER COMMON SHARE	$3.35	$3.38	$4.45	$5.68

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	18,371	18,370	18,496	18,320

NET INCOME PER COMMON SHARE ASSUMING DILUTION	$3.32	$3.33	$4.41	$5.62

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ASSUMING DILUTION	18,496	18,593	18,662	18,509

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(In thousands of dollars)

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$82,359	$103,998
Depreciation and amortization	23,360	9,293
Amortization of bond premium	3,701	2,917
Provision for title losses	85,712	83,609
Claims paid (net of recoveries)	(57,975)	(51,235)
Exit and termination costs	5,394	(532)
Realized investment gains	(4,141)	(3,171)
Deferred income tax (benefit) expense	(10,409)	645
Equity in earnings of unconsolidated subsidiaries	(6,188)	(8,939)
Change in assets and liabilities, net of businesses acquired:
Accounts receivable	(15,550)	(4,391)
Income taxes receivable/payable	42,122	31,383
Accounts payable and accrued expenses	(19,475)	(3,597)
Deferred service arrangements	11,158	(935)
Other	(9,802)	2,274

Net cash provided by operating activities	130,266	161,319

Cash flows from investing activities:
Purchase of property and equipment, net	(14,481)	(11,952)
Purchase of business, net of cash acquired	(105,694)	(29,743)
Investments in unconsolidated subsidiaries	(8,178)	(1,802)
Dividends received from unconsolidated subsidiaries	4,506	5,488
Change in cash surrender value of life insurance	(1,113)	(1,738)
Cost of investments acquired:
Fixed maturities	(298,563)	(323,665)
Equity securities	(11,062)	(4,866)
Proceeds from investment sales or maturities:
Fixed maturities	241,886	264,341
Equity securities	10,397	3,907
Net change in federal funds sold	(130)	—
Change in loans receivable	(60,555)	(403)

Net cash used in investing activities	(242,987)	(100,433)

Cash flows from financing activities:
Net change in deposits	69,902	—
Proceeds from the exercise of options and incentive plans	7,067	8,283
Sale of stock warrants	22,490	—
Purchase of bond hedge call options	(32,049)	—
Cost of common shares repurchased	(33,982)	(2,700)
Dividends paid	(3,738)	(2,587)
Proceeds from issuance of notes payable	145,650	2,873
Payments on notes payable	(10,586)	(1,794)

Net cash provided by financing activities	164,754	4,075

Net increase in cash and invested cash	52,033	64,961

Cash and invested cash at beginning of period	230,648	225,880

Cash and invested cash at end of period	$282,681	$290,841

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(In thousands of dollars except per share amounts)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amounts
BALANCE – December 31, 2002	18,348,944	$509,540	$(198)	$354,278	$863,620

Comprehensive income:
Net income	—	—	—	103,998	103,998
Other comprehensive income, net of tax of $6,052
Net unrealized gains on securities	—	—	11,240	—	11,240

					115,238

Common stock retired	(62,000)	(2,700)	—	—	(2,700)
Stock options and incentive plans	312,311	8,283	—	—	8,283
Common dividends ($0.14/share)	—	—	—	(2,587)	(2,587)

BALANCE – June 30, 2003	18,599,255	$515,123	$11,042	$455,689	$981,854

BALANCE – December 31, 2003	18,814,522	$520,897	$(16,501)	$540,082	$1,044,478

Comprehensive income:
Net income	—	—	—	82,359	82,359
Other comprehensive income, net of tax benefit of $9,818
Net unrealized losses on securities	—	—	(18,297)	—	(18,297)

					64,062

Purchase of bond hedge (net of tax) (Note 4)	—	(20,832)	—	—	(20,832)
Sale of common stock warrants (Note 4)	—	22,490	—	—	22,490
Common stock retired	(868,700)	(33,982)	—	—	(33,982)
Stock options and incentive plans	209,433	8,555	—	—	8,555
Common dividends ($0.20/share)		—	—	(3,738)	(3,738)

BALANCE – June 30, 2004	18,155,255	$497,128	$(34,798)	$618,703	$1,081,033

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

Certain reclassifications have been made to prior year balances to conform to current year presentation.

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income – numerator for earnings per share	$61,462	$62,003	$82,359	$103,998
Denominator:
Weighted average shares – denominator for basic earnings per share	18,371	18,370	18,496	18,320
Effect of dilutive securities:
Employee stock options	125	223	166	189

Denominator for diluted earnings per share	18,496	18,593	18,662	18,509

Basic earnings per common share	$3.35	$3.38	$4.45	$5.68

Diluted earnings per common share	$3.32	$3.33	$4.41	$5.62

3.	Investments

The Company had a total of 683 securities which had unrealized losses at June 30, 2004, and the maturity of these securities range from one year to thirty years. There were eleven securities that the Company owned that have been in a loss position for more than twelve months. The eleven securities with unrealized losses for more than twelve months were investment grade and had an aggregate unrealized loss of $292.

Management has concluded that none of the available-for-sale securities with unrealized losses at June 30, 2004 has experienced an other-than temporary impairment. This conclusion was based on a number of factors including: (1) there were no securities with fair values less than 80% of amortized cost at June 30, 2004, (2) there were no securities rated below investment grade, and (3) there were no securities for which fair value had been significantly below amortized cost for a period of six months or longer.

Investments totaling $22,513 are held on deposit with various state regulatory entities and are not available for use in operations.

4.	Credit Arrangements

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

In May 2004, the Company completed a private offering of $125.0 million principal amount of senior unsecured convertible debentures due 2034. Net proceeds to the Company from the sale of the debentures were approximately $122.3 million after deducting estimated offering expenses and the initial purchaser’s discount associated with the offering, but prior to the net payment of $9.5 million for the bond hedge and warrant transactions described below. In connection with the bond hedge transaction, the Company expects to receive a tax benefit of $11.2 million. The debentures bear interest at an annual rate of 3.25% and will mature on May 15, 2034, unless earlier converted, redeemed or repurchased. The Company may redeem the debentures at any time on or after May 15, 2014, at its option, at a redemption price equal to 100% of the principal amount of the debentures to be redeemed and any accrued and unpaid interest. The holders of the debentures may also require the Company to repurchase the debentures at four designated repurchase dates as defined in the indenture that governs the debentures.

4.	Credit Arrangements (Continued)

Holders may convert the debentures into cash and shares, if any, of the Company’s common stock prior to stated maturity, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after June 30, 2004 and before June 30, 2029, if the last reported sale price of the Company’s common stock is greater than or equal to 125% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) at any time on or after July 1, 2029 if the last reported sale price of the Company’s common stock on any date on or after June 30, 2029 is greater than or equal to 125% of the conversion price; (3) subject to certain limitations, during the five business day period after any five consecutive trading day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of the Company’s common stock; (4) if the Company calls the debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if the Company obtains credit ratings for the debentures, at any time when the credit ratings assigned to the debentures are below the specified levels in the indenture.

The debentures are convertible into shares of the Company’s common stock at an initial conversion rate of 18.2763 shares per $1,000 principal amount of the debentures, which is equivalent to a conversion price of $54.42 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events. Upon conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of debentures to be converted and the Company’s total conversion obligation and common stock in respect of the remainder, if any, of the Company’s conversion obligation. The aggregate number of shares that the Company could be obligated to issue upon conversion of the debentures which initially is 2,297,038 shares of common stock are not included in the diluted earnings per share calculation because neither the conversion circumstances noted above nor the conversion price thresholds have been exceeded.

Concurrently with the sale of the debentures, the Company entered into a bond hedge transaction designed to mitigate the potential dilution from the conversion of the debentures. Under the ten year term of the bond hedge transaction, the Company may exercise an option to require a counterparty to deliver to the Company shares of Company common stock at a price approximately equal to the conversion price of the debentures.

4.	Credit Arrangements (Continued)

The cost of the bond hedge transaction was partially offset by the Company’s sale to a counterparty of warrants to acquire up to 2,297,038 shares of the Company’s common stock. The warrants are initially exercisable at a price of approximately $64.14 per share, subject to adjustment. The warrants may be settled through a net share settlement based on the amount by which the then current market price of the Company’s common stock exceeds the exercise price.

Finally, in connection with this transaction, the Company entered into a dividend floor agreement with a counterparty that protects the counterparty’s hedge position in the Company’s common stock in case the Company reduces its quarterly dividend to less than $.10 per share. This agreement is being treated by the Company as a mark-to-market derivative in accordance with FAS No. 133. The impact on the Company related to this security was immaterial for the quarter ended June 30, 2004.

5.	Shareholders’ Equity

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

The following pro forma information shows the Company’s net income and earnings per basic and diluted share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$61,462	$62,003	$82,359	$103,998
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(139)	(304)	(332)	(691)

Pro forma net income	$61,323	$61,699	$82,027	$103,307

Earnings per share:
Basic – as reported	$3.35	$3.38	$4.45	$5.68
Basic – pro forma	$3.34	$3.36	$4.43	$5.64

Diluted – as reported	$3.32	$3.33	$4.41	$5.62
Diluted – pro forma	$3.31	$3.32	$4.38	$5.58

6.	Commitments and Contingencies

For additional information, see Note 15 to Consolidated Financial Statements, Pending Legal Proceedings, Part I, Item 3, Legal Proceedings of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission and Part II, Item 1, Legal Proceedings included as part of this Form 10-Q.

7.	Variable Interest Entities

In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (the “Interpretation”). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. Consistent with FASB Staff Position, FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, the Company implemented FIN 46 in the fourth quarter of 2003 related to its ownership interests in entities entered into prior to February 1, 2003 and in the second quarter of 2003, for interests obtained subsequent to February 1, 2003. The impact of implementation was not material to the Company.

The Company, in the course of its normal day-to-day business, enters into joint ventures and partnerships related to its title operations and title plants. These entities are immaterial to its financial position and results of operations individually and in the aggregate. At June 30, 2004, the Company had no material exposure to loss associated with Variable Interest Entities to which it is a party.

8.	Pensions and Other Post-Retirement Benefits

The following presents the estimated net periodic pension cost recorded in the financial statements for each of the three and six month periods ended June 30, 2004 and 2003. The 2004 information is based on preliminary data provided to the Company’s independent actuaries. The amounts are as follows:

8.	Pensions and Other Post-Retirement Benefits (Continued)

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Components of net periodic pension cost:
Service cost	$3,143	$2,317	$185	$171
Interest cost	3,764	3,631	871	946
Expected return on plan assets	(4,327)	(4,347)	—	—
Amortization of unrecognized transition (asset) obligation	—	—	294	294
Prior service cost recognized	(417)	(441)	120	119
Recognized loss	1,305	323	79	74

Net periodic benefit cost	$3,468	$1,483	$1,549	$1,604

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Components of net periodic pension cost:
Service cost	$6,286	$4,634	$370	$342
Interest cost	7,528	7,262	1,742	1,892
Expected return on plan assets	(8,654)	(8,694)	—	—
Amortization of unrecognized transition (asset) obligation	—	—	588	588
Prior service cost recognized	(834)	(882)	240	238
Recognized loss	2,610	646	158	148

Net periodic benefit cost	$6,936	$2,966	$3,098	$3,208

Weighted-average assumptions used to determine net cost for the three and six month periods ended June 30, 2004 and 2003 are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	6.00%	6.75%	6.00%	6.00%
Expected return on plan assets	8.00%	8.50%	N/A	N/A
Rate of compensation increase	4.63%	4.63%	4.63%	4.63%

9.	Exit and Termination Costs

For the six months ended June 30, 2004, as the result of the reduced level of refinancing activities and continued streamlining of operating units, the Company has recorded charges totaling $5,394 for exit, termination and other costs in the Title Insurance segment. This amount was comprised of $4,173 related to lease termination costs, $481 related to employee severance costs and $740 primarily attributable to write-down to estimated net realizable value of assets determined not to be redeployable. As of June 30, 2004, the Company had paid $2,509 of the total charges recorded, leaving a balance of $2,885 which the Company expects to be substantially paid by September 30, 2007.

10.	Segment Information

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

Selected financial information about the Company’s operations by segment for each of the three and six month periods ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30,
	Operating Revenues	Personnel Cost	Depreciation	Amortization of Intangible Assets	Income Before Taxes
2004
Title Insurance	$852,600	$225,133	$4,742	$2,016	$113,294
Lender Services	37,388	16,084	850	3,281	844
Corporate and Other	13,800	15,228	949	230	(19,438)

Total	$903,788	$256,445	$6,541	$5,527	$94,700

2003
Title Insurance	$822,557	$198,284	$3,425	$1,638	$112,830
Lender Services	1,806	1,063	29	—	336
Corporate and Other	9,963	12,534	706	(634)	(17,035)

Total	$834,326	$211,881	$4,160	$1,004	$96,131

10.	Segment Information (Continued)

	Six Months Ended June 30,
	Operating Revenues	Personnel Cost	Depreciation	Amortization of Intangible Assets	Income Before Taxes
2004
Title Insurance	$1,562,929	$410,792	$9,053	$2,528	$160,052
Lender Services	77,576	31,602	1,762	6,597	4,638
Corporate and Other	23,201	27,838	1,907	1,149	(37,592)

Total	$1,663,706	$470,232	$12,722	$10,274	$127,098

2003
Title Insurance	$1,509,839	$377,141	$6,597	$2,307	$195,841
Lender Services	2,656	1,956	53	—	(158)
Corporate and Other	18,279	24,049	1,539	(1,204)	(34,944)

Total	$1,530,774	$403,146	$8,189	$1,103	$160,739

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Overview

During 2003, the Company expanded the breadth of services that it provides to its customers. As a result, commencing with the fourth quarter of 2003, the Company began providing information with respect to the Company’s two major business segments, Title Insurance and Lender Services. Other non-reportable business segments are reported in the group Corporate and Other. These groupings of business units are used by Company management to manage the Company’s operations. As a result, the Company’s quarterly and six months results have been conformed to reflect the current segment reporting structure. A description of these segments, including certain key factors impacting these businesses, are provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 12, 2004.

The Company’s results of operations for the first and second quarters of 2003 benefited from record setting levels of mortgage and refinancing activities. The closings related to these activities provided the Company with record revenues and income for the second quarter of 2003. After falling throughout the early part of 2003, interest rates increased in the latter half of 2003 as well as January 2004 resulting in reduced refinancing volume levels.

The results for the second quarter of 2004 reflect new business achieved through acquisitions, increased levels of commercial real estate activity and reduced residential refinancing activity compared to prior year levels. In February and March 2004, mortgage interest rates decreased resulting in increased housing sales and refinancing activities. Accordingly, the Company experienced an increase in transaction volumes during the latter part of the first quarter and early in the second quarter of 2004. Since that time, mortgage interest rates have increased and refinancing activity has decreased. Residential housing sales volumes remained at higher than historical levels throughout the second quarter.

In response to declining mortgage volumes, the Company began the implementation of a cost reduction program in the fourth quarter of 2003 aimed at reducing staffing and cost levels within existing operations to a level more consistent with anticipated transaction volumes. In the first quarter of 2004, the Company announced plans to further reduce its cost structure within existing operations by at least $70 million on an annualized basis. At June 30, 2004, the Company had implemented reductions to achieve at least the targeted cost savings.

Critical Accounting Estimates

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments. A summary of the significant critical accounting estimates of the Company can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. Actual results could differ from these estimates.

Results of Operations

Operating Revenues – A summary of the Company’s operating revenues for the three and six month periods ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30,
	2004	%	2003	%
	(Dollars in thousands)
Title Insurance
Direct Operations	$405,785	44.9%	$371,119	44.5%
Agency Operations	446,815	49.4%	451,438	54.1%

	852,600	94.3%	822,557	98.6%
Lender Services	37,388	4.2%	1,806	0.2%

Corporate and Other	13,800	1.5%	9,963	1.2%

Total	$903,788	100.0%	$834,326	100.0%

	Six Months Ended June 30,
	2004	%	2003	%
	(Dollars in thousands)
Title Insurance
Direct Operations	$689,765	41.5%	$671,991	43.9%
Agency Operations	873,164	52.4%	837,848	54.7%

	1,562,929	93.9%	1,509,839	98.6%
Lender Services	77,576	4.7%	2,656	0.2%

Corporate and Other	23,201	1.4%	18,279	1.2%

Total	$1,663,706	100.0%	$1,530,774	100.0%

Title Insurance – Operating revenues from direct title operations increased 9.3% in the second quarter of 2004 over the second quarter of 2003. The increase was primarily related to title insurance acquisitions in the past year and increased levels of commercial activities partially offset by a reduction in refinancing transactions. The Company acquired several large title agencies in the past year, including County Title Holding Corporation (“Southland”) and Gateway Title Company in April 2004 and November 2003, respectively. These acquisitions accounted for an increase in direct operations operating revenues of $62.3 million for the second quarter of 2004. Revenues from commercial operations, which the Company has typically defined as being premiums from policies providing coverage over $1.0 million, were $162.0 million for the second quarter of 2004, an increase of 56.1% over the second quarter of 2003. Partially offsetting these increases was a reduction in refinancing transactions resulting in a decrease in the second quarter of 2004, as compared to the second quarter of 2003, of 24.7% in the number of title policies issued by the Company’s direct operations, excluding acquisitions, partially negated by an increase in the fee per closed order. The effect of the reduction in refinancing transactions was caused by a change in mix toward fewer refinancing and more purchase title policies which have more revenue per policy associated with them. Orders closed by the Company’s direct title operations were 286,000 and 320,000 during the second quarter of 2004 and 2003, respectively. Average mortgage interest rates for 30-year fixed rate mortgages for the second quarter of 2004 and 2003 were 6.13% and 5.51%, respectively. The average fee per closed order by direct operations was $1,419 in the second quarter of 2004 versus $1,160 in the second quarter of 2003. The fluctuations noted in the number of issued policies and average fees per closed orders were primarily attributable to the relative changes in mortgage activity year-over-year, as mentioned above as well as commercial activity. Operating revenues from agency title operations decreased by 1.0% in the second quarter of 2004 compared to the second quarter of 2003. This decrease was primarily attributable to the timing in the reporting of transactions by agents. The timing of policy reporting, and therefore revenue reporting by agents, differs in various parts of the country.

Operating revenues from direct title operations increased 2.6% for the six months ended June 30, 2004 over the six months ended June 30, 2003. Revenues from acquisitions in the past year accounted for an increase of $83.6 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, revenues from commercial activity accounted for an increase of $95.0 million, or 49.2%, over the first six months of 2003 partially offset by a reduction in refinancing transactions. The number of title policies issued by the Company’s direct operations decreased from the first six months of 2003 compared to the first six months of 2004 by 14.9% while the average fee per closed order increased from $1,163 per policy in the first six months of 2003 to $1,414 in the first six months of 2004 due to a change in mix toward fewer refinancing and more purchase title policies which have more revenue per policy associated with them. Policies issued by the Company’s direct title operations were 488,000 and 578,000 during the first six months of 2004 and 2003, respectively. Average mortgage interest rates for 30-year fixed rate mortgages for the first six months of 2004 and 2003 were 5.86% and 5.67%, respectively. Operating revenues from agency title operations increased by 4.2% in the first six months of 2004 over the first six months of 2003. This increase was primarily attributable to the timing in the reporting of transactions by agents. The timing of policy reporting, and therefore revenue reporting by agents, differs in various parts of the country.

Lender Services – As a result of acquisitions, operating revenues in the Lender Services segment increased substantially in the second quarter and first six months of 2004 as compared to the second quarter and first six months of 2003. This increase was driven by Info1 Holding Company, Inc. (“Info1”) purchased in August 2003 and LandAmerica Tax and Flood Services, Inc. (formerly known as LERETA Corp. or LERETA) purchased in October 2003. LandAmerica Tax and Flood Services, Inc., the real estate tax processing and flood certification business, receives cash in advance for products that require it to provide service over the life of the loan. In the second quarter of 2004, the Company’s real estate tax processing and flood certification services had gross receipts of $27.9 million and deferred recognition of revenue for $23.7 million of these receipts. The Company recognized into revenue approximately $13.1 million of its total deferred service arrangements during the second quarter of 2004. The real estate tax processing and flood certification business also recognized approximately $3.6 million in revenue related to a customer who canceled servicing in June 2004 which was partially offset by finalization of the purchase accounting for the flood certification business of approximately $2.5 million. For the six months ended June 30, 2004, the Company’s real estate tax processing services had gross receipts of $50.3 million and deferred recognition of revenue for $41.9 million of these receipts. The Company recognized into revenue approximately $28.9 million of its total deferred service arrangements during the first six months of 2004. This deferred service arrangement represents the amount of revenue that will be recognized over the anticipated service life of contracts related to LandAmerica Tax and Flood Services, Inc. The Company reevaluates estimated remaining loan lives on a quarterly basis. During the quarter, the estimated servicing life of the Company’s portfolio had increased due to the increase in mortgage rates. This reduces the amount of deferred service arrangements amortized into revenue for each period on its life of loan products. Assuming no further change in estimated loan lives, the Company anticipates a decrease in revenue recognized which could be several million dollars a quarter as the result of the increase in estimated servicing lives. The Company also experienced increased activity in Info1, its credit reporting business. Total revenues for this business grew by 1.6% in the second quarter of 2004 over the first quarter of 2004 due to organic growth as well as acquisitions.

Corporate and Other – Operating revenues in corporate and other increased by approximately $3.8 million, or 38.5%, between the second quarter of 2004 and the second quarter of 2003 and approximately $4.9 million, or 26.9%, between the six months ended June 30, 2004 and the six months ended June 30, 2003. The primary reason for the increase in revenue in this segment is related to acquisitions made by the Company’s Inspectech Inc. residential appraisal business as well as increases related to LandAmerica Valuation Corporation and LandAmerica Assessment Corporation. The Company anticipates continued year over year increases for the remainder of 2004 in this group of businesses.

Investment and Other Income – Investment and other income increased for the second quarter and six months ended June 30, 2004 over comparable periods in 2003. The increase of $4.1 million, or 31.8% for the second quarter of 2004, and $7.3 million, or 27.5% for the six months ended June 30, 2004, from their comparable 2003 periods is primarily the result of two factors. The Company’s acquisition of Orange County Bancorp, the parent company of Centennial Bank (“Centennial Bank”) in December 2003 resulted in increased interest income in the second quarter of 2004 compared to the second quarter of 2003 and six months ended June 30, 2004 and June 30, 2003 of approximately $5.1 million and $9.8 million, respectively. Partially offsetting this increase was a decrease in interest income related to lower yields on the Company’s remaining cash equivalent and investment portfolio. The Company anticipates that the changes seen in the second quarter of 2004 will continue throughout 2004. The Company’s investment portfolio consists primarily of fixed maturity securities as well as loans receivable related to Centennial Bank.

Net Realized Investment Gains – Net realized investment gains totaled $1.1 million and $1.0 million in the second quarter of 2004 and 2003, respectively. This compares to $4.1 million and $3.2 million for the six months ended June 30, 2004 and 2003, respectively. The increase in the first six months of 2004 is primarily due to the repositioning of a portion of the Company’s municipal bond portfolio that occurred in the first quarter of 2004.

Salaries and Employee Benefits – A summary of the Company’s salaries and other personnel costs for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30,
	2004	%	2003	%
	(Dollars in thousands)
Title Insurance	$225,133	87.8%	$198,284	93.6%

Lender Services	16,084	6.3%	1,063	0.5%

Corporate and Other	15,228	5.9%	12,534	5.9%

Total	$256,445	100.0%	$211,881	100.0%

	Six Months Ended June 30,
	2004	%	2003	%
	(Dollars in thousands)
Title Insurance	$410,792	87.4%	$377,141	93.5%

Lender Services	31,602	6.7%	1,956	0.5%

Corporate and Other	27,838	5.9%	24,049	6.0%

Total	$470,232	100.0%	$403,146	100.0%

Title Insurance – Title Insurance salaries and employee benefit costs increased by $26.8 million, or 13.5%, in the second quarter of 2004 over the second quarter of 2003. This increase in the second quarter of 2004 is related to the addition of personnel as the result of 2003 and 2004 acquisitions of $34.6 million offset in part by reduced staffing in other operations due to reduced volume levels. There was an increase of approximately $1.7 million associated with lower discount rates related to the Company’s cash balance pension plan. For additional information regarding the impact of the Company’s pension plans on results of operations, see Note 8 to the Consolidated Financial Statements. Average Full Time Equivalent (“FTE”) counts were 10,322 in the second quarter of 2004 (including 769 associated with 2003 and 2004 acquisitions) versus 10,292 in the second quarter of 2003.

Similarly, Title Insurance salaries and employee benefit costs increased by $33.7 million, or 8.9%, in the six months ended June 30, 2004 over the six months ended June 30, 2003. The increase of $33.7 million for the six months ended June 30, 2004 is related to the addition of personnel as the result of 2003 and 2004 acquisitions of $47.6 million offset in part by reduced staffing in other operations due to reduced volume levels. There was also an increase of approximately $3.4 million for the first six months of 2004 associated with lower discount rates related to the Company’s cash balance pension plan. Average Full Time Equivalent (“FTE”) counts were 10,083 in the six months ended June 30, 2004 (including 821 associated with 2003 and 2004 acquisitions) versus 9,929 in the six months ended June 30, 2003.

Lender Services – Lender Services compensation expenses increased in the second quarter and the six months ended June 30, 2004 over the comparable periods in 2003. The Company acquired LandAmerica Tax and Flood Services, Inc. and Info1 in October and August 2003, respectively. Personnel costs in the Lender Services segment tend to increase during periods of increased sales volume and decrease when sales volume is lower. This is the case because a significant amount of work is required to set up new accounts. Once accounts are established, monitoring and maintenance activities are less labor intensive. The Company anticipates that Lender Services’ salary expense will continue to be higher than 2003 through the third quarter of 2004.

Corporate and Other – Corporate and Other salary and benefit costs increased $2.7 million, or 21.5% in the second quarter of 2004 over the second quarter of 2003 and $3.8 million or 15.8% for the six months ended June 30, 2004 over the six months ended June 30, 2003. The increase relates primarily to a $1.2 million and $1.9 million, respectively, increase in staffing as the result of acquisitions in the Company’s Inspectech, Inc. subsidiary as well as $.5 million and $1.1 million, respectively, in compensation related to the Company’s acquisition of Centennial Bank in December 2003.

Agent Commissions – A summary of agent commissions and related revenues in the Title Insurance segment for the three and six month periods ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Agent Commissions	$356,203	$362,011	$699,074	$670,761

Agent Revenues	446,815	451,438	873,164	837,848

% Retained by Agents	79.7%	80.2%	80.1%	80.1%

The commission rate varies by the geographic area in which the commission was paid and by individual agent agreement. Prior to the second quarter of 2004, the Company had experienced increasing commission rates attributable to increased competition for agents. During the second quarter of 2004, the Company experienced a moderation of such increases and expects commission rates to trend modestly lower than prior year levels for the remainder of 2004.

Provision for Policy and Contract Claims – The loss ratio (the provision for policy and contract claims as a percentage of operating revenues for the Title Insurance segment) was 5.5% in both the second quarter and six months ended June 30, 2004 as compared to 6.0% and 5.5% in the second quarter and six months ended June 30, 2003. The Company reviews its claims experience quarterly, and in conjunction with its outside actuaries, evaluates the adequacy of its provisions for estimated claims. Claims experience will continue to be monitored quarterly and adjustments in claims rates related to policies issued will be made as appropriate.

Exit and Termination Costs – The Company incurred exit and termination costs for the second quarter and six months ended June 30, 2004 on a pre-tax basis of $3.5 million and $5.4 million, respectively.

In the first quarter of 2004, the Company announced plans to reduce its cost structure by at least $70.0 million on an annualized basis within existing operations. As a result of this initiative, the Company has identified 84 offices through the end of the second quarter that it will consolidate into other offices. The Company has provided for the facility downsizing costs of these offices as well as $.5 million in extraordinary severance payments related to these office consolidations. Additionally, as a result of the adoption of Financial Accounting Standards Board Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, in 2003, the Company anticipates recording additional exit and termination costs in 2004, primarily associated with leased facilities as the Company vacates space.

Amortization – Amortization expense increased by $4.5 million and $9.2 million, respectively, in the second quarter and six months ended June 30, 2004 compared to comparable periods in 2003. This was the result of the acquisitions the Company made in 2003 and the first half of 2004. During the first six months of 2003, the Company acquired businesses with a total purchase price in excess of $29.7 million. During the first six months of 2004, the Company acquired businesses with total purchase prices of $105.7 million. The Company is amortizing the intangible assets acquired as part of these businesses over their estimated useful lives.

Interest Expense – Interest expense increased by $4.0 million and $6.8 million, respectively, in the second quarter and six months ended June 30, 2004 as compared to the same periods in 2003. Of the increase, $1.8 million and $3.4 million, respectively, for the second quarter and six months ended June 30, 2004 over the comparable 2003 periods, was related to the Company’s acquisition of Centennial Bank in December 2003. The remainder of the increase is related to the Company’s issuance in November 2003 of $115.0 million of its 3.125% Senior Convertible Debentures due 2033 used to fund a portion of the acquisitions in 2003 and its issuance of $125.0 million of its 3.25% Senior Convertible Debentures due 2034 issued in May 2004 used in part to repay amounts borrowed to fund the Company’s acquisition of Southland. The Company anticipates that interest expense will continue to exceed prior period levels throughout 2004.

Premium Taxes – Insurers are generally not subject to state income or franchise taxes. They are, however, subject to a “premium tax” on certain operating revenues, depending on the state. Tax rates and the amounts that are subject to tax vary from state to state. Premium taxes as a percentage of total title insurance revenues remained relatively constant during the past year. This percentage was 1.3% for both the second quarter and six months ended June 30, 2004 and 2003, respectively.

General, Administrative and Other – A summary of the Company’s general, administrative and other costs for the three and six month periods ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30,
	2004	%	2003	%
	(Dollars in thousands)
Title Insurance	$106,489	75.5%	$100,989	88.1%

Lender Services	17,402	12.3%	407	0.4%

Corporate and Other	17,125	12.2%	13,212	11.5%

Total	$141,016	100.0%	$114,608	100.0%

	Six Months Ended June 30,
	2004	%	2003	%
	(Dollars in thousands)
Title Insurance	$204,099	75.5%	$188,163	87.3%

Lender Services	35,021	13.0%	858	0.4%

Corporate and Other	31,255	11.5%	26,468	12.3%

Total	$270,375	100.0%	$215,489	100.0%

Title Insurance – Title Insurance general and administrative expenses increased by $5.5 million or 5.4% in the second quarter of 2004 over the second quarter of 2003. This increase is primarily related to a $10.2 million increase related to acquisitions that occurred during 2003 and early 2004 offset by lower costs associated with lower title production levels.

Title Insurance general and administrative expenses increased by $15.9 million or 8.5% in the first six months of 2004 over the first six months of 2003. This increase is primarily related to a $15.2 million increase related to acquisitions that occurred during 2003 and early 2004.

Lender Services – Lender Services general and administrative expenses increased by $17.0 million in the second quarter of 2004 over the comparable period in 2003 and by $34.2 million in the first six months of 2004 as compared to the comparable period in 2003. This increase was primarily due to the purchase of LandAmerica Tax and Flood Services, Inc. and Info1 in 2003.

Corporate and Other – Corporate and Other general and administrative expenses increased by $3.9 million or 29.6% and by $4.8 million or 18.1% in the second quarter and first six months of 2004 over the comparable periods in 2003. The increase in these expenses is primarily related to the Company’s purchase of Centennial Bank in December 2003.

Operating Income

Title Insurance –The Title Insurance segment reported operating revenue of $852.6 million and $1,562.9 million and pretax income of $113.3 million and $160.1 million in the second quarter and six months ended June 30, 2004, respectively. This compares to $822.6 million and $1,509.8 million in operating revenue and $112.8 million and $195.8 million in pretax income for the second quarter and six months ended June 30, 2003, respectively. The Company experienced growth through its acquisitions this year with the significant acquisitions positively impacting operating income as well as the strength of the commercial business. The Company experienced a shift in the market between refinancing and purchase transactions. This mix change resulted in a lower number of policies issued partially offset by higher premiums while personnel and administrative costs did not decrease as rapidly as volume levels decreased. Additionally, the Title Insurance segment reported reduced income from its investment portfolio due to lower investment yields on the segment’s investment portfolio.

Lender Services – The Lender Services segment had operating revenue of $37.4 million and $77.6 million and pretax income of $.8 million and $4.6 million in the second quarter and six months ended June 30, 2004, respectively, compared to $1.8 million and $2.7 million in operating revenues and $.3 million in pre-tax income and $.2 million in pre-tax losses for the second quarter and six months ended June 30, 2003, respectively. Revenue in this segment was positively impacted by the acquisitions made in the third and fourth quarters of 2003. The Company continues to see positive cash-flow generation from this business segment although the recognition of deferred income related to the tax and flood business has slowed significantly over the past quarter and may negatively impact operating results in future quarters as compared to the current period.

Income Taxes – The Company’s effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 35.2% and 35.3% for the six months ended June 30, 2004 and 2003, respectively. The differences in the effective tax rate were primarily due to changes in the ratio of permanent differences to income before taxes and state taxes related to the Company’s non-insurance subsidiaries.

Net Income – The Company reported net income of $61.5 million or $3.32 per share on a diluted basis for the second quarter of 2004, compared to a net income of $62.0 million or $3.33 per share on a diluted basis for the second quarter of 2003. The second quarter of 2004 was negatively impacted by $2.2 million after tax of exit and termination costs. Exclusive of these items, net income was $63.7 million or $3.44 per diluted share for second quarter of 2004.

The Company reported net income of $82.4 million or $4.41 per share on a diluted basis for the six months ended June 30, 2004, compared to a net income of $104.0 million or $5.62 per share on a diluted basis for the six months ended June 30, 2003. The six months ended June 30, 2004 was negatively impacted by $3.5 million after tax of exit and termination costs. Exclusive of these items, net income was $85.9 million or $4.60 per diluted share for the six months ended June 30, 2004.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2004 and 2003, respectively, was $130.3 million and $161.3 million. The principal non-operating uses of cash and cash-equivalents for the six months ended June 30, 2004 and 2003 were acquisitions, capital expenditures, additions to the investment portfolio, loans receivable, stock repurchases and the repayment of debt. The principal non-operating sources of cash were the Company’s issuance of its 3.25% Senior Convertible Debentures due 2034 and dividends from unconsolidated subsidiaries. The net of all activities was to increase cash and invested cash by $52.0 million and $65.0 million for the first six months of 2004 and 2003, respectively. As of June 30, 2004, the Company held cash and invested cash of $282.7 million and fixed-maturity securities of $1,075.8 million.

The Company has acquired, or has entered into agreements to acquire, several businesses. During the first six months of 2004 and 2003, the Company completed acquisitions totaling approximately $105.7 million and $29.7 million, respectively. The 2004 and 2003 purchases were funded through a mixture of cash, invested cash, debt and investments. The Company purchased Southland for a purchase price of approximately $91.0 million effective April 1, 2004 using funds borrowed under its line of credit agreement which were later repaid utilizing borrowings under its 3.25% Senior Convertible Debentures due 2034. The Company will continue to selectively evaluate additional acquisitions should attractive candidates be identified.

In the second quarter of 2004, the Company privately issued $125.0 million principal amount of its 3.25% Senior Convertible Debentures due 2034. Net proceeds to the Company from the sale of the debentures were approximately $122.3 million are after deducting estimated offering expenses and the initial purchasers’ discount associated with this offering, but prior to the payment of $9.5 million for the bond hedge and warrant transactions described below. In connection with the bond hedge transaction, the Company expects to receive a tax benefit of $11.2 million. The net proceeds from this issue were used for general corporate purposes including financing on a long-term basis a portion of the purchase price of Southland. The debentures are convertible into shares of the Company’s common stock at a conversion rate of 18.3763 shares per $1,000 principal amount of the debentures, which is equivalent to a conversion price of $54.42 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events. For additional information see Part II, Item 2 “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.” The Company plans to file a registration statement on Form S-3 to register both the debentures and common stock associated with this transaction in August 2004. The Company may elect to issue additional debt securities should the timing and interest yields prove to be attractive.

Concurrently with the sale of the debentures, the Company entered into a bond hedge transaction designed to mitigate the potential dilution from the conversion of the debentures.

Under the ten year term of the bond hedge transaction, the Company may exercise an option to require a counterparty to deliver to the Company shares of Company common stock at a price approximately equal to the conversion price of the debentures.

The cost of the bond hedge transaction was partially offset by the Company’s sale to a counterparty of warrants to acquire up to 2,297,038 shares of the Company’s common stock. The warrants are initially exercisable at a price of approximately $64.14 per share, subject to adjustment. The warrants may be settled through a net share settlement based on the amount by which the then current market price of the Company’s common stock exceeds the exercise price.

Finally, in connection with this transaction, the Company entered into a dividend floor agreement with a counterparty that protects the counterparty’s hedge position in the Company’s common stock in case the Company reduces its quarterly dividend to less than $.10 per share. This agreement is being treated by the Company as a mark-to-market derivative in accordance with FAS No. 133. The impact on the Company related to this security was immaterial for the quarter ended June 30, 2004.

In February 2003 and 2004, the Board of Directors approved one-year authorization programs allocating $50.0 million in each year to repurchase up to 1.25 million shares or 7% of the Company’s existing common stock over the following twelve months. In the second quarter of 2004, the Company acquired 809,400 shares of the Company’s common stock for an aggregate purchase price of $31.2 million. Total repurchases under the 2004 plan have totaled 868,700 shares with an aggregate purchase price of $34.0 million. The Company did not purchase any shares in the second quarter of 2003. Additionally, the Company maintains an Executive Voluntary Deferral Plan and an Outside Directors Deferral Plan. These plans allow executives and directors to defer eligible compensation into deferred stock units or a cash account bearing interest at a fixed rate of return. Shares of common stock to be used to fulfill the Company’s payment obligation under the plans are held by a trust that the Company maintains. The trust purchased 2,911 shares in the second quarter of 2004. Further information on these plans can be found in Note 6 to the Company’s financial statements as shown in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. Further information on the Company’s purchases of common stock in the second quarter of 2004 is provided in Part II, Item 2(e) of this report.

Centennial Bank maintains an allowance for loan losses related to the Company’s loans receivable. During the second quarter of 2004, the Company did not experience a significant change in the underlying components of the allowance for loan losses or the balance in total. There have been no significant changes in the underlying rationale for management’s provision for loan losses or significant changes in asset quality.

Off-Balance Sheet Arrangements and Contractual Obligations

For information regarding the Company’s contractual obligations and commercial commitments, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission.

Interest Rate Risk

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For investment securities, the table presents principal cash flows and related weighted interest rates by expected maturity dates. Actual cash flows could differ from the expected amounts.

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

(dollars in thousands)

	2004	2005	2006	2007	2008	2009 and After	Total	Fair Value
Assets:
Taxable available-for-sale securities:
Book value	$6,417	$43,701	$51,614	$42,764	$53,560	$418,017	$616,073	$626,359
Average yield	5.3%	5.5%	4.8%	4.8%	4.8%	5.1%	5.04%

Non-taxable available-for-sale securities:
Book value	11,955	16,436	13,706	17,199	34,163	340,199	433,658	443,769
Average yield	3.5%	4.1%	4.1%	3.7%	4.0%	4.4%	4.25%

Loans Receivable:
Book Value	3,418	4,557	3,408	1,336	2,958	310,233	325,910	308,946
Average Yield	9.6%	9.7%	10.5%	10.1%	6.5%	6.8%	6.95%

Preferred stock:
Book value	—	—	—	—	—	5,690	5,690	5,690
Average yield	—	—	—	—	—	2.4%	2.4%

The Company also has long-term debt of $463.5 million bearing interest at an average rate of 4.60% at June 30, 2004. Additionally, the Company has passbook and certificate of deposit liabilities of $273.9 million bearing interest at an average rate of 2.22% at June 30, 2004. A 0.25% change in the interest rate for these items combined would affect income before income taxes by approximately $1.8 million annually.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective as of the end of such period. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In its Form 10-K for the year ended December 31, 2003, the Company reported on the representative suit filed on September 5, 2002 by Thomas Branick (Case No. BC 281015) on behalf of the general public against Lawyers Title Company, a subsidiary of the Company (“LTC”). During the second quarter of 2004, the Company acquired County Title Holding Corporation, the parent company of Southland Title Corporation (“Southland”), which is also a defendant in a representative suit filed on September 5, 2002 on behalf of the general public by Thomas Branick (Case No. BC 280961). The allegations in the complaint against Southland are substantially similar to the allegations in the complaint against LTC as reported in the Company’s most recent Form 10-K. At this time, no estimate of the amount or range of loss that could result from an unfavorable outcome can be made. On July 30, 2004, the Los Angeles Superior Court granted the Motion for Judgment on the Pleadings filed by LTC and took under submission the Motion for Judgment on the Pleadings filed by Southland pending the filing of additional pleadings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

c)	On May 11, 2004, the Company sold $125.0 million principal amount of its 3.25% Senior Convertible Debentures due 2034 (the “Debentures”) in a private placement transaction to J.P. Morgan Securities, Inc., Wachovia Capital Markets, LLC, SunTrust Capital Markets, Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc. and Ferris, Baker Watts Incorporated, as initial purchasers. The Debentures were sold by the Company for cash at a 2.0% discount to their principal face amount, which equaled a total discount to the initial purchasers of approximately $2.5 million on an aggregate sale of $125.0 million of Debentures. Net proceeds to the Company from the sale of the Debentures were approximately $122.3 million after deducting estimated offering expenses and the initial purchaser’s discount associated with the offering, but prior to the payment of $9.5 million for the bond hedge and warrant transactions described below. In connection with the bond hedge transaction, the Company expects to receive a tax benefit of $11.2 million.

The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the offer and sale of the Debentures to the initial purchasers. Each initial purchaser has agreed that (i) the Debentures may not be offered or sold except pursuant to an exemption from the registration requirements of the Securities Act of 1933 or in transactions not subject to those registration requirements and that (ii) during the initial distribution of the Debentures, it will offer or sell Debentures only to qualified institutional buyers in compliance with Rule 144A under the Securities Act of 1933, as amended.

The Company may redeem the Debentures at any time on or after May 15, 2014, at its option, at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed and any accrued and unpaid interest. The holders of the Debentures may also require the Company to repurchase the Debentures at four designated repurchase dates as defined in the indenture that governs the Debentures.

Holders may convert the Debentures into cash and shares, if any, of the Company’s common stock prior to stated maturity, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after June 30, 2004 and before June 30, 2029, if the last reported sale price of the Company’s common stock is greater than or equal to 125% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) at any time on or after July 1, 2029 if the last reported sale price of the Company’s common stock on any date on or after June 30, 2029 is greater than or equal to 125% of the conversion price; (3) subject to certain limitations, during the five business day period after any five consecutive trading day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of the Company’s common stock; (4) if the Company calls the debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if the Company obtains credit ratings for the debentures, at any time when the credit ratings assigned to the debentures are below the specified levels in the indenture.

The Debentures are convertible into shares of the Company’s common stock at an initial conversion rate of 18.3763 shares per $1,000 principal amount of the Debentures, which is equivalent to a conversion price of $54.42 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events. Upon conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of Debentures to be converted and the Company’s total conversion obligation and common stock in respect of the remainder, if any, of the Company’s conversion obligation. The aggregate number of shares that the Company could be obligated to issue upon conversion of the Debentures which initially is 2,297,038 shares of common stock are not included in the diluted earnings per share calculation because neither the conversion circumstances noted above nor the conversion price thresholds have been exceeded.

Concurrently with the sale of the Debentures, the Company entered into a bond hedge transaction designed to mitigate the potential dilution from the conversion of the Debentures. Under the ten year term of the bond hedge transaction, the Company may exercise an option to require a counterparty to deliver to the Company shares of Company common stock at a price approximately equal to the conversion price of the Debentures.

The cost of the bond hedge transaction was partially offset by the Company’s sale to a counterparty of warrants to acquire up to 2,297,038 shares of the Company’s common stock. The warrants are initially exercisable at a price of approximately $64.14 per share, subject to adjustment. The warrants may be settled through a net share settlement based on the amount by which the then current market price of the Company’s common stock exceeds the exercise price.

Finally, in connection with this transaction, the Company entered into a dividend floor agreement with a counterparty that protects the counterparty’s hedge position in the Company’s common stock in case the Company reduces its quarterly dividend to less than $.10 per share. This agreement is being treated by the Company as a mark-to-market derivative in accordance with FAS No. 133. The impact on the Company related to this security was immaterial for the quarter ended June 30, 2004.

The Company plans to file a registration statement on Form S-3 to register both the Debentures and common stock associated with this transaction in August 2004.

e)	The following table sets forth the details of purchases of common stock under the share-repurchase program and the Executive Voluntary Deferral Plan and Outside Directors Deferral Plan that occurred in the second quarter of 2004:

Calendar Month for which Shares Were Repurchased	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 2004	1,389	$47.36	—	—
May 2004	509,990	$37.63	509,400	681,300
June 2004	300,000	$40.27	300,000	381,300

(1)	The share repurchases in the above table are the result of two employee benefit plans and one publicly announced share purchase program (the “2004 Program”).
(2)	The 2004 Program was announced by the Company on February 18, 2004 and provides for the purchase of up to 1.25 million shares or $50.0 million. This plan will expire on February 18, 2005 and replaces a similar plan established by the Board in February 2003.
(3)	Purchases other than the 2004 Program were made on behalf of a trust maintained by the Company for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. For additional information on these plans, see the Notes to the Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

Item 4. Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Shareholders of the Company (the “Meeting”) was held on May 26, 2004.

c)	At the Meeting, the shareholders elected four directors to serve three-year terms. The voting with respect to each nominee was as follows:

Nominee	Term	Votes For	Votes Withheld	Broker Non-Votes
Theodore L. Chandler	3	15,761,679	1,971,507	0
Charles H. Foster	3	15,859,372	1,873,814	0
Robert T. Skunda	3	15,897,485	1,835,701	0
Marshall B. Wishnack	3	15,443,895	2,289,291	0

The terms of office of the following directors continued after the meeting: Robert F. Norfleet, Jr., Julious P. Smith, Jr., Thomas G. Snead, Jr., Eugene P. Trani, Janet A. Alpert, Michael Dinkins and John P. McCann.

Additionally, the shareholders approved amendments to the Company’s 2000 Stock Incentive Plan as noted below:

2000 Stock Incentive Plan

Votes For	10,383,883
Votes Against	4,914,243
Abstain	136,451
Broker Non-Votes	2,298,609

Finally, at the meeting the shareholders approved the Company’s Executive Voluntary Deferral Plan and Outside Directors Deferral Plan. The voting with respect to these matters are noted below:

Executive Voluntary Deferral Plan

Votes For	12,369,677
Votes Against	2,821,874
Abstain	243,026
Broker Non-Votes	2,298,609

Outside Directors Deferral Plan

Votes For	13,030,479
Votes Against	2,240,767
Abstain	163,331
Broker Non-Votes	2,298,609

No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit No.	Document
4.1	Indenture, dated May 11, 2004, between the Registrant and JP Morgan Chase Bank, as Trustee, including Form of 3.25% Senior Convertible Debentures due 2034.

4.2	Registration Rights Agreement, dated May 11, 2004, between the Registrant and the initial purchasers of the Registrant’s 3.25% Senior Convertible Debentures due 2034.

10.1	Letter Agreement, dated May 5, 2004 between the Registrant and JP Morgan Chase Bank constituting a high strike call confirmation.

10.2	Letter Agreement, dated May 5, 2004 between the Registrant and JP Morgan Chase Bank constituting a low strike call confirmation.

10.3	Senior Management Compensation Program Shared Resources for Named Executive Officers.

10.4	LandAmerica Financial Group, Inc. Outside Directors Deferral Plan, as amended and restated effective January 1, 2004 and approved by the shareholders of the Registrant on May 26, 2004.

10.5	LandAmerica Financial Group, Inc. Executive Voluntary Deferral Plan, as amended and restated effective January 1, 2004 and approved by the shareholders of the Registrant on May 26, 2004.

10.6	Amendment to LandAmerica Financial Group, Inc. 2000 Stock Incentive Plan effective May 26, 2004 and approved by the shareholders of the Registrant on May 26, 2004.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

b)	Reports on Form 8-K

The Registrant filed the following reports on Form 8-K during the period covered by this report:

(1)	Form 8-K, dated May 4, 2004, reporting under Items 5 and 7 the issuance by the Registrant of a press release on May 4, 2004 pursuant to Rule 135c announcing a proposed private offering of convertible debentures.

(2)	Form 8-K, dated May 5, 2004, reporting under Items 5 and 7 the issuance by the Registrant of a press release on May 5, 2004 pursuant to Rule 135c announcing the pricing of its private placement of convertible debentures.

(3)	Form 8-K, dated June 4, 2004, reporting under Item 5 that on June 4, 2004, the Registrant and the initial purchasers of the Registrant’s 3.25% Senior Convertible Debentures due 2034 amended the purchase agreement dated May 5, 2004 to extend the initial purchasers’ option to purchase up to an additional $25 million principal amount of the debentures from 30 days to 45 days after May 5, 2004.

(4)	Form 8-K, dated June 18, 2004, reporting under Item 5 that on June 18, 2004, the Registrant and the initial purchasers of the Registrant’s 3.25% Senior Convertible Debentures due 2034 amended the purchase agreement dated May 5, 2004, as amended on June 4, 2004, to extend the initial purchasers’ option to purchase up to an additional $25.0 million principal amount of the debentures from 45 to 60 days after May 5, 2004.

(5)	Form 8-K, dated June 22, 2004, reporting under Items 5 and 7 the issuance of a press release on June 22, 2004 announcing the anticipated retirement of John R. Blanchard, the Registrant’s Senior Vice-President and Corporate Controller, effective as of December 31, 2004.

In addition, the Registrant furnished a report on Form 8-K, dated April 28, 2004 reporting under Item 12 the issuance by the Registrant of a press release on April 28, 2004 announcing the Registrant’s financial results for the quarter ended March 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDAMERICA FINANCIAL GROUP, INC.
(Registrant)

Date: August 5, 2004	/s/ Charles H. Foster, Jr.
Charles H. Foster, Jr. Chairman and Chief Executive Officer

Date: August 5, 2004	/s/ G. William Evans
G. William Evans Chief Financial Officer

EXHIBIT INDEX

No.	Description
4.1	Indenture, dated May 11, 2004, between the Registrant and JP Morgan Chase Bank, as Trustee, including Form of 3.25% Senior Convertible Debentures due 2034.

4.2	Registration Rights Agreement, dated May 11, 2004, between the Registrant and the initial purchasers of the Registrant’s 3.25% Senior Convertible Debentures due 2034.

10.1	Letter Agreement, dated May 5, 2004 between the Registrant and JP Morgan Chase Bank constituting a high strike call confirmation.

10.2	Letter Agreement, dated May 5, 2004 between the Registrant and JP Morgan Chase Bank constituting a low strike call confirmation.

10.3	Senior Management Compensation Program Shared Resources for Named Executive Officers.

10.4	LandAmerica Financial Group, Inc. Outside Directors Deferral Plan, as amended and restated effective January 1, 2004 and approved by the shareholders of the Registrant on May 26, 2004.

10.5	LandAmerica Financial Group, Inc. Executive Voluntary Deferral Plan, as amended and restated effective January 1, 2004 and approved by the shareholders of the Registrant on May 26, 2004.

10.6	Amendment to LandAmerica Financial Group, Inc. 2000 Stock Incentive Plan effective May 26, 2004 and approved by the shareholders of the Registrant on May 26, 2004.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350