Form 10-Q
period 2004-09-30
LANDAMERICA FINANCIAL GROUP INC
filed 2004-11-05
CIK 877355

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Common Stock, No Par Value 17,783,845 November 3, 2004

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS

INVESTMENTS
Fixed maturities available-for-sale—at fair value (amortized cost: 2004—$1,051,161; 2003—$997,240)	$1,092,994	$1,043,827
Equity securities—at fair value (cost: 2004—$31,132; 2003—$26,262)	38,162	33,462
Federal funds sold	9,570	525
Invested cash	227,152	177,771

Total Investments	1,367,878	1,255,585

CASH	63,812	52,877

LOANS RECEIVABLE (less allowance for doubtful accounts: 2004—$4,002; 2003—$3,316)	330,139	260,471

ACCRUED INTEREST RECEIVABLE	15,246	14,775

ACCOUNTS AND NOTES RECEIVABLE
Notes (less allowance for doubtful accounts: 2004—$3,667; 2003—$3,765)	17,861	13,543
Trade accounts receivable (less allowance for doubtful accounts: 2004—$16,873; 2003—$12,681)	99,353	94,632

Total Notes and Accounts Receivable	117,214	108,175

PROPERTY AND EQUIPMENT—at cost (less accumulated depreciation and amortization: 2004—$195,218; 2003—$169,667)	102,754	99,562

TITLE PLANTS	98,008	99,534

GOODWILL	532,089	426,724

INTANGIBLE ASSETS (less accumulated amortization 2004—$25,214; 2003—$6,982)	207,962	156,669

DEFERRED INCOME TAXES	145,841	134,235

OTHER ASSETS	142,272	108,853

Total Assets	$3,123,215	$2,717,460

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

(Unaudited)

	September 30, 2004	December 31, 2003
LIABILITIES

POLICY AND CONTRACT CLAIMS	$700,620	$659,571

DEPOSITS	318,258	203,954

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	261,021	276,938

FEDERAL INCOME TAXES	21,305	—

NOTES AND CONTRACTS PAYABLE	468,017	327,358

DEFERRED SERVICE ARRANGEMENTS	194,495	163,462

OTHER	43,224	41,699

Total Liabilities	2,006,940	1,672,982

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2004—17,779,594; 2003—18,814,522	483,009	520,897

Accumulated other comprehensive loss	(16,285)	(16,501)

Retained earnings	649,551	540,082

Total Shareholders’ Equity	1,116,275	1,044,478

Total Liabilities and Shareholders’ Equity	$3,123,215	$2,717,460

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(In thousands of dollars except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES
Operating revenues	$858,195	$890,281	$2,521,901	$2,421,055
Investment and other income	18,207	12,661	51,839	39,036
Net realized investment gains	154	3,865	4,295	7,036

	876,556	906,807	2,578,035	2,467,127

EXPENSES
Agents’ commissions	366,156	384,386	1,065,230	1,055,147
Salaries and employee benefits	248,754	230,715	718,986	633,861
General, administrative and other	138,307	125,302	408,426	340,791
Provision for policy and contract claims	45,672	52,428	131,384	136,037
Interest expense	6,378	3,083	19,194	9,131
Premium taxes	9,954	11,564	30,458	31,521
Amortization of intangibles and capitalized software	7,052	1,299	17,326	2,402
Write-off of intangible assets	654	—	910	—
Exit and termination costs	1,354	(2)	6,748	(534)

	824,281	808,775	2,398,662	2,208,356

INCOME BEFORE INCOME TAXES	52,275	98,032	179,373	258,771

INCOME TAX EXPENSE (BENEFIT)
Current	25,579	35,063	80,727	91,159
Deferred	(6,820)	(458)	(17,229)	187

	18,759	34,605	63,498	91,346

NET INCOME	$33,516	$63,427	$115,875	$167,425

NET INCOME PER COMMON SHARE	$1.90	$3.44	$6.36	$9.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17,669	18,424	18,219	18,355

NET INCOME PER COMMON SHARE ASSUMING DILUTION	$1.88	$3.40	$6.31	$9.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ASSUMING DILUTION	17,804	18,677	18,373	18,563

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(In thousands of dollars)

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$115,875	$167,425
Depreciation and amortization	37,415	15,157
Amortization of bond premium	5,796	4,529
Provision for losses	131,384	136,037
Claims paid (net of recoveries)	(91,768)	(78,923)
Exit and termination costs	6,748	(534)
Write-off of intangible assets	910	—
Realized investment gains	(4,295)	(7,036)
Deferred income tax (benefit) expense	(17,229)	187
Equity in earnings of unconsolidated subsidiaries	(10,007)	(13,915)
Change in assets and liabilities, net of businesses acquired:
Accounts and notes receivable	(10,252)	(162)
Income taxes receivable/payable	17,429	12,311
Accounts payable and accrued expenses	(43,640)	(9,737)
Deferred service arrangements	19,852	(979)
Other	(9,599)	12,147

Net cash provided by operating activities	148,619	236,507

Cash flows from investing activities:
Purchase of property and equipment, net	(19,997)	(20,867)
Purchase of business, net of cash acquired	(114,209)	(77,865)
Investments in unconsolidated subsidiaries	(16,890)	(8,768)
Dividends received from unconsolidated subsidiaries	8,163	8,300
Change in cash surrender value of life insurance	(1,754)	(2,180)
Cost of investments acquired:
Fixed maturities	(394,872)	(413,040)
Equity securities	(13,801)	(7,572)
Proceeds from investment sales or maturities:
Fixed maturities	331,683	425,788
Equity securities	11,894	6,000
Net change in federal funds sold	(9,045)	—
Change in loans receivable	(69,808)	(364)

Net cash used in investing activities	(288,636)	(90,568)

Cash flows from financing activities:
Net change in deposits	114,304	—
Proceeds from the exercise of options and incentive plans	9,547	9,542
Sale of stock warrants	22,490	—
Purchase of bond hedge call options	(20,832)	—
Cost of common shares repurchased	(49,326)	(2,700)
Dividends paid	(6,406)	(4,449)
Proceeds from issuance of notes payable	145,650	2,873
Payments on notes payable	(15,094)	(2,501)

Net cash provided by financing activities	200,333	2,765

Net increase in cash and invested cash	60,316	148,704
Cash and invested cash at beginning of period	230,648	225,880

Cash and invested cash at end of period	$290,964	$374,584

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(In thousands of dollars except per share amounts)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amounts
BALANCE—December 31, 2002	18,348,944	$509,540	$(198)	$354,278	$863,620

Comprehensive income:
Net income	—	—	—	167,425	167,425
Other comprehensive income, net of tax of $1,163
Net unrealized gains on securities	—	—	2,161	—	2,161

					169,586

Common stock retired	(62,000)	(2,700)	—	—	(2,700)
Stock options and incentive plans	332,811	9,542	—	—	9,542
Common dividends ($0.24/share)	—	—	—	(4,449)	(4,449)

BALANCE—September 30, 2003	18,619,755	$516,382	$1,963	$517,254	$1,035,599

BALANCE—December 31, 2003	18,814,522	$520,897	$(16,501)	$540,082	$1,044,478

Comprehensive income:
Net income	—	—	—	115,875	115,875
Other comprehensive income
Net unrealized losses on securities, net of tax benefit of $1,797	—	—	(3,129)	—	(3,129)
Pension minimum liability, net of tax cost of $1,902	—	—	3,345	—	3,345

					116,091

Purchase of bond hedge (net of tax benefit of $11,217)	—	(20,832)	—	—	(20,832)
Sale of common stock warrants	—	22,490	—	—	22,490
Common stock retired	(1,250,000)	(49,326)	—	—	(49,326)
Stock options and incentive plans	215,072	9,780	—	—	9,780
Common dividends ($0.35/share)	—	—	—	(6,406)	(6,406)

BALANCE—September 30, 2004	17,779,594	$483,009	$(16,285)	$649,551	$1,116,275

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

Note that the Company continues to finalize purchase price allocations of businesses purchased in the fourth quarter of 2003 and first three quarters of 2004. The Company anticipates any future changes to be immaterial to the financial statements.

The Company has adopted Emerging Issue Task Force Consensus No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share. The Company has not included any shares contingently convertible in diluted EPS because the appropriate trigger prices have not been met.

Certain reclassifications have been made to prior year balances to conform to current year presentation.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income—numerator for earnings per share	$33,516	$63,427	$115,875	$167,425

Denominator:
Weighted average shares—denominator for basic earnings per share	17,669	18,424	18,219	18,355

Effect of dilutive securities:
Employee stock options	135	253	154	208

Denominator for diluted earnings per share	17,804	18,677	18,373	18,563

Basic earnings per common share	$1.90	$3.44	$6.36	$9.12

Diluted earnings per common share	$1.88	$3.40	$6.31	$9.02

3. INVESTMENTS

The Company had a total of 448 securities which had unrealized losses at September 30, 2004, and the maturity of these securities range from one year to thirty years. There were twelve securities that the Company owned that have been in a loss position for more than twelve months. The twelve securities with unrealized losses for more than twelve months were investment grade and had an aggregate unrealized loss of $164.

Management has concluded that none of the available-for-sale securities with unrealized losses at September 30, 2004 has experienced an other-than temporary impairment. This conclusion was based on a

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of dollars except per share amounts)

number of factors including: (1) there were no securities with fair values less than 80% of amortized cost at September 30, 2004, (2) there were no securities rated below investment grade, and (3) there were no securities for which fair value had been significantly below amortized cost for a period of six months or longer.

Investments totaling $30,608 are held on deposit with various state regulatory entities and are not available for use in operations.

4. SHAREHOLDERS’ EQUITY

Pro forma information regarding net income and earnings per share is required by the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards No. (“SFAS”) 123, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

The following pro forma information shows the Company’s net income and earnings per basic and diluted share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$33,516	$63,427	$115,875	$167,425
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(134)	(301)	(465)	(992)

Pro forma net income	$33,382	$63,126	$115,410	$166,433

Earnings per share:
Basic—as reported	$1.90	$3.44	$6.36	$9.12
Basic—pro forma	$1.89	$3.43	$6.33	$9.07

Diluted—as reported	$1.88	$3.40	$6.31	$9.02
Diluted—pro forma	$1.87	$3.38	$6.27	$8.97

5. COMMITMENTS AND CONTINGENCIES

For additional information, see Note 15 to Consolidated Financial Statements, Pending Legal Proceedings, and Part I, Item 3, Legal Proceedings included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, Part II, Item 1, Legal Proceedings included in the Company’s Quarterly Report on Form 10-Q filed for the period ending June 30, 2004 and Part II, Item 1, Legal Proceedings included as part of this Quarterly Report on Form 10-Q.

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of dollars except per share amounts)

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

The Company, in the ordinary course of its business, enters into joint ventures and partnerships related to its title operations and title plants. These entities are immaterial to its financial position and results of operations individually and in the aggregate. At September 30, 2004, the Company had no material exposure to loss associated with Variable Interest Entities to which it is a party.

7. PENSIONS AND OTHER POST-RETIREMENT BENEFITS

The following presents the estimated net periodic pension cost recorded in the financial statements for each of the three and nine month periods ended September 30, 2004 and 2003. The 2004 information is based on preliminary data provided to the Company’s independent actuaries. The amounts are as follows:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Components of net periodic pension cost:
Service cost	$3,128	$2,317	$185	$171
Interest cost	3,745	3,631	871	946
Expected return on plan assets	(4,324)	(4,347)	—	—
Amortization of unrecognized transition (asset) obligation	—	—	294	294
Prior service cost recognized	(417)	(441)	120	119
Recognized loss	1,305	323	79	74

Net periodic benefit cost	$3,437	$1,483	$1,549	$1,604

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Components of net periodic pension cost:
Service cost	$9,414	$6,951	$555	$513
Interest cost	11,273	10,893	2,613	2,838
Expected return on plan assets	(12,978)	(13,041)	—	—
Amortization of unrecognized transition (asset) obligation	—	—	882	882
Prior service cost recognized	(1,251)	(1,323)	360	357
Recognized loss	3,916	969	237	222

Net periodic benefit cost	$10,374	$4,449	$4,647	$4,812

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of dollars except per share amounts)

Weighted-average assumptions used to determine net cost for the three and nine month periods ended September 30, 2004 and 2003 are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	6.00%	6.75%	6.00%	6.00%
Expected return on plan assets	8.00%	8.50%	N/A	N/A
Rate of compensation increase	4.63%	4.63%	4.63%	4.63%

During the third quarter of 2004, the Company determined that funding for the Cash Balance Pension Plan during 2004 would be $10,000 for calendar 2004 as opposed to the $20,000 previously estimated by the Company.

8. IMPAIRMENT AND EXIT AND TERMINATION CHARGES

For the nine months ended September 30, 2004, as the result of the reduced level of refinancing activities and continued streamlining of operating units, the Company has recorded charges totaling $6,707 for exit, termination and other costs in the Title Insurance segment and $41 in the Lender Services segment. This amount was comprised of $4,547 related to lease termination costs, $1,094 related to employee severance costs and $1,107 primarily attributable to write-down to estimated net realizable value of assets determined not to be redeployable. As of September 30, 2004, the Company had paid $4,116 of the total charges recorded, leaving a balance of $2,632 which the Company expects to be substantially paid by September 30, 2007.

As part of its normal process of reviewing long-lived assets, at June 30, 2004 and September 30, 2004 the Company identified a combined total of 8 title plants in the Title Insurance segment with an aggregate book value of $910 that will not continue to be used or maintained. Accordingly, the company recorded an impairment loss of $910 which is reflected in “Write-off of intangible assets” in the Consolidated Statements of Operations.

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of dollars except per share amounts)

Selected financial information about the Company’s operations by segment for each of the three and nine month periods ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30,
	Operating Revenues	Personnel Cost	Depreciation	Amortization of Intangible Assets	Income Before Taxes
2004
Title Insurance	$808,771	$214,542	$4,722	$2,900	$73,910
Lender Services	33,962	16,488	774	3,328	(2,396)
Corporate and Other	15,462	17,724	944	824	(19,239)

Total	$858,195	$248,754	$6,440	$7,052	$52,275

2003
Title Insurance	$873,183	$215,376	$3,741	$1,636	$114,836
Lender Services	6,148	2,240	91	206	318
Corporate and Other	10,950	13,099	734	(543)	(17,122)

Total	$890,281	$230,715	$4,566	$1,299	$98,032

	Nine Months Ended September 30,
	Operating Revenues	Personnel Cost	Depreciation	Amortization of Intangible Assets	Income Before Taxes
2004
Title Insurance	$2,371,700	$625,334	$13,775	$5,428	$233,962
Lender Services	111,538	48,090	2,536	9,925	2,242
Corporate and Other	38,663	45,562	2,851	1,973	(56,831)

Total	$2,521,901	$718,986	$19,162	$17,326	$179,373

2003
Title Insurance	$2,383,022	$592,536	$10,338	$3,943	$310,651
Lender Services	8,804	4,201	144	206	147
Corporate and Other	29,229	37,124	2,273	(1,747)	(52,027)

Total	$2,421,055	$633,861	$12,755	$2,402	$258,771

10. SUBSEQUENT EVENTS

In October 2004, the Company amended its credit facility with SunTrust Bank. The material terms of this amendment revise certain restrictive covenants to increase the Company’s flexibility to incur other indebtedness; make loans to agents; declare or pay cash dividends to its shareholders and purchase, redeem or otherwise acquire shares of its capital stock or warrants, rights or options to acquire any such shares for cash; use a Rabbi Trust to purchase, redeem or otherwise acquire shares of its common stock; and guaranty indebtedness of its subsidiaries, affiliates or agents of its subsidiaries.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of dollars except per share amounts)

The Company announced on October 27, 2004 amendments to the Company’s employee retirement savings plans and adoption of a new employee stock purchase plan. The changes to the Company’s employee retirement savings program include:

•	Amending the Company’s Cash Balance Plan effective December 31, 2004 to cease future accruals to the retirement plan accounts of all plan participants (other than annual interest credits on account balances), to cause the accrued benefits of participants to be fully vested as of December 31, 2004 and to limit participation in the plan to those individuals who were participants in the Plan as of December 31, 2004. There were conforming changes to the Company’s Benefit Restoration Plan.

•	Amending the Company’s Savings and Stock Ownership Plan effective January 1, 2005 to comply with the safe harbor provisions of Sections 401(k)(12) and 401(m)(11) of the Internal Revenue Code of 1986, as amended. The amendment will provide immediate vesting on all Company matching contributions made after January 1, 2005, remove the one year waiting period for new participants to receive matching contributions and increase the matching contributions that the Company will make to employee accounts under the plan.

•	Adoption of a new Employee Stock Purchase Plan to be effective July 1, 2005, subject to shareholder approval. The plan will replace the Company’s current employee stock purchase plan and will permit employees to purchase stock at a discount of 15% of the fair market value of the Company’s common stock. The plan will initially authorize the purchase of 1,500,000 shares of the Company’s Common Stock. The Company will fund employee purchases in the plan through either purchases of common stock on the open market or the issuance of additional shares of common stock.

The result of these changes to the Company’s employee retirement savings program will be to increase the Company’s pre-tax income and pension minimum liability by approximately $4.7 million at December 31, 2004. In addition, the Company anticipates an increase to pre-tax income of approximately $9.1 million for 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During 2003, the Company expanded the breadth of real estate transaction services that it provides to its customers. As a result, commencing with the fourth quarter of 2003, the Company began providing information with respect to the Company’s two major business segments, Title Insurance and Lender Services. Other non-reportable business segments are reported in the group Corporate and Other. The Company’s quarterly and nine month results have been conformed to reflect the current segment reporting structure. A description of these segments, including certain key factors impacting these businesses, are provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 12, 2004.

The Company’s results of operations for the first three quarters of 2003 benefited from record setting levels of mortgage and refinancing activities. The real estate closings related to these activities provided the Company with record quarterly revenues and income for the third quarter of 2003. The results for the third quarter of 2004 reflect new business achieved through acquisitions, increased levels of commercial real estate activity and reduced residential refinancing activity compared to prior year levels.

Interest rate fluctuations influenced the results of operations for the three and nine months ended September 30, 2003 and 2004. After declining throughout the early part of 2003, interest rates increased in the latter half of 2003 as well as January 2004 resulting in reduced refinancing volume levels. In February and March 2004, mortgage interest rates decreased resulting in increased housing sales and refinancing activities. Accordingly, the Company experienced an increase in transaction volumes during the latter part of the first quarter and early in the second quarter of 2004. Mortgage rates increased in the second quarter of 2004 as residential housing sales volumes remained at higher than historical levels throughout the period. Interest rates decreased steadily throughout the third quarter of 2004. Overall, during the first nine months of 2004, interest rates fluctuated monthly depending on the economy and actions of the Federal Reserve.

In response to declining mortgage volumes, the Company began the implementation of a cost reduction program in the fourth quarter of 2003 aimed at reducing staffing and cost levels within existing operations to a level more consistent with anticipated transaction volumes. In the first quarter of 2004, the Company announced plans to further reduce its cost structure within existing operations by at least $70 million on an annualized basis. At June 30, 2004, the Company had implemented reductions to achieve at least the targeted cost savings. Although the Company’s staffing and cost levels have decreased as the result of the aforementioned plans, the Company has seen an overall increase in salaries and employee benefits and general and administrative expenses for the three months and nine months ended September 30, 2004 due to the Company’s acquisitions in the Title Insurance segment, Lender Services segment and Corporate and Other group of businesses.

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

Results of Operations

Operating Revenues

A summary of the Company’s operating revenues for the three and nine month periods ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30,
	2004	%	2003	%
	(Dollars in thousands)
Title Insurance
Direct Operations	$352,019	41.0%	$393,764	44.2%
Agency Operations	456,752	53.2%	479,419	53.9%

	808,771	94.2%	873,183	98.1%

Lender Services	33,962	4.0%	6,148	0.7%
Corporate and Other	15,462	1.8%	10,950	1.2%

Total	$858,195	100.0%	$890,281	100.0%

	Nine Months Ended September 30,
	2004	%	2003	%
	(Dollars in thousands)
Title Insurance
Direct Operations	$1,041,784	41.3%	$1,065,754	44.0%
Agency Operations	1,329,916	52.7%	1,317,268	54.4%

	2,371,700	94.0%	2,383,022	98.4%

Lender Services	111,538	4.4%	8,804	0.4%
Corporate and Other	38,663	1.6%	29,229	1.2%

Total	$2,521,901	100.0%	$2,421,055	100.0%

Title Insurance—Operating revenues from direct title operations decreased 10.6% in the third quarter of 2004 from the third quarter of 2003. The decrease in 2004 was primarily related to a reduction in refinancing transactions partially offset by acquisitions of title agents in the past year and increased levels of commercial activity. The reduction in refinancing transactions resulted in a decrease in the number of title policies issued by the Company’s direct operations in the third quarter of 2004, as compared to the third quarter of 2003, of 43.3%, excluding acquisitions, that was partially negated by an increase in the fee per closed order. The reduction in refinancing transactions caused a change in the mix toward fewer refinancing and more purchase title policies which have more revenue per policy associated with them. Orders closed by the Company’s direct title operations were 213,800 and 325,900 during the third quarter of 2004 and 2003, respectively. The average fee per closed order by direct operations was $1,646 in the third quarter of 2004 versus $1,208 in the third quarter of 2003. One factor mitigating the decrease in transactions is the Company’s continued agency acquisition strategy over the last year in which the Company acquired several large title agencies, including County Title Holding Corporation (“Southland”) and Gateway Title Company in April 2004 and November 2003, respectively. All acquisitions by the Company accounted for an increase in direct operations operating revenues of $53.8 million for the third quarter of 2004. Additionally, revenues from commercial operations, which the Company has typically defined as being premiums from policies providing coverage over $1.0 million, were $173 million for the third quarter of 2004, an increase of 57.3% over the third quarter of 2003. The fluctuations noted in the number of issued policies and average fees per closed order were primarily attributable to the relative changes in mortgage activity year-over-year, as mentioned above, as well as commercial activity. Operating revenues from agency title operations decreased by 4.7% in the third quarter of 2004 compared to the third quarter of 2003. This decrease was primarily attributable to the changes in refinancing activity that the Company has experienced. An additional factor is the timing in the reporting of transactions by agents. The timing of policy reporting, and therefore revenue reporting by agents, differs in various parts of the country.

Operating revenues from direct title operations decreased 2.2% for the nine months ended September 30, 2004 over the nine months ended September 30, 2003. This decrease was due primarily to decreases in residential refinancing activity as noted above mostly offset by the impact of acquisitions made over the last year and increases in commercial real estate activity. The number of title policies issued by the Company’s direct operations decreased from the first nine months of 2003 compared to the first nine months of 2004 by 32.1% excluding acquisitions while the average fee per closed order increased from $1,180 per policy in the first nine months of 2003 to $1,497 in the first nine months of 2004 due to a change in mix toward fewer refinancing and more purchase title policies which have more revenue per policy associated with them. Policies issued by the Company’s direct title operations were 695,800 and 903,400 during the first nine months of 2004 and 2003, respectively. Revenues from acquisitions in the past year accounted for an increase of $138.7 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, and revenues from commercial activity accounted for an increase of $158 million, or 52.1%, over the first nine months of 2003, more than offset by a reduction in refinancing transactions. Operating revenues from agency title operations increased by 1.0% in the first nine months of 2004 over the first nine months of 2003. This increase was primarily attributable to the timing in the reporting of transactions by agents offset by the impact of reduced residential refinancing activities. The timing of policy reporting, and therefore revenue reporting by agents, differs in various parts of the country.

Lender Services—As a result of acquisitions, operating revenues in the Lender Services segment increased substantially in the third quarter and first nine months of 2004 as compared to the third quarter and first nine months of 2003. This increase was driven by Info1 Holding Company, Inc. (“Info1”) purchased in August 2003 and LandAmerica Tax and Flood Services, Inc. (formerly known as LERETA Corp. or LERETA) purchased in October 2003. LandAmerica Tax and Flood Services, Inc., the real estate tax processing and flood certification business, receives cash in advance for products that require it to provide service over the life of the loan. In the third quarter of 2004, the Company’s real estate tax processing and flood certification services had gross receipts of $24.3 million and deferred recognition of revenue for $18.8 million of these receipts. The Company recognized into revenue approximately $12.8 million of its total deferred service arrangements during the third quarter of 2004. For the nine months ended September 30, 2004, the Company’s real estate tax processing services had gross receipts of $74.6 million and deferred recognition of revenue for $57.9 million of these receipts. The Company recognized into revenue approximately $44.9 million of its total deferred service arrangements during the first nine months of 2004. The real estate tax processing and flood certification business also recognized approximately $3.6 million in revenue related to a customer who canceled servicing in June 2004 which was partially offset by finalization of the purchase accounting for the flood certification business in the second quarter of approximately $2.5 million. The deferred service arrangements represent the amount of revenue that will be recognized over the anticipated service life of contracts related to LandAmerica Tax and Flood Services, Inc. The Company reevaluates estimated remaining loan lives on a quarterly basis. As noted in the first two quarters of 2004, the estimated servicing life of the Company’s portfolio has continued to increase due to the relative increase in mortgage interest rates since loans tend to be outstanding longer in periods where interest rates increase. This reduces the amount of deferred service arrangements amortized into revenue for each period on its life of loan products. Although interest rates decreased somewhat in the third quarter of 2004 compared to the second quarter of 2004, the Company anticipates that the overall estimated servicing life will continue to be longer for the next several quarters than what was experienced in the fourth quarter of 2003 and first and second quarters of 2004. However, the Company does not currently anticipate any significant additional increase in estimated service life for the remainder of 2004. The Company also experienced increased activity at LandAmerica Credit Services, Inc., the credit services operating subsidiary wholly owned by INFO1 in the third quarter of 2004 over 2003 since the Company purchased INFO1 in September 2003. Total revenues for this business decreased slightly in the third quarter over previous quarters in 2004 due to the slowdown in residential real estate transactions.

Corporate and Other—Operating revenues in corporate and other increased by approximately $4.5 million, or 41.2%, between the third quarter of 2004 and the third quarter of 2003 and approximately $9.4 million, or

32.3%, between the nine months ended September 30, 2004 and the nine months ended September 30, 2003. The increase in revenue in this segment is related primarily to acquisitions made by the Company’s Inspectech Inc. residential inspection business, the purchase of Buyers Home Warranty Company (“BHW”) on September 1, 2004 as well as increases related to LandAmerica Valuation Corporation and LandAmerica Assessment Corporation (partially as the result of the purchase of Aaron & Wright Technical Services, LP on September 1, 2004). The Company anticipates favorable year over year comparisons for the fourth quarter and fiscal year ended December 31, 2004 in this group of businesses.

Investment and Other Income

Investment and other income increased for the third quarter and nine months ended September 30, 2004 over comparable periods in 2003. The increase of $5.5 million, or 43.8% for the third quarter of 2004, and $12.8 million, or 32.8% for the nine months ended September 30, 2004, from their comparable 2003 periods is primarily the result of two factors. The Company’s acquisition of Orange County Bancorp, the parent company of Centennial Bank (“Centennial Bank”) in December 2003 resulted in increased interest income in the third quarter of 2004 compared to the third quarter of 2003 and nine months ended September 30, 2004 and September 30, 2003 of approximately $5.4 million and $15.2 million, respectively. Partially offsetting this increase on a year to date basis was a decrease in interest income related to lower yields on the Company’s remaining investment and cash equivalent portfolio. The Company anticipates that the changes seen in the third quarter of 2004 will continue in the fourth quarter of 2004, albeit at a lower level of growth in the fourth quarter since the Company’s fourth quarter 2003 results included Centennial Bank’s results for the month of December 2003. The Company’s investment portfolio consists primarily of fixed maturity securities as well as loans receivable related to Centennial Bank.

Net Realized Investment Gains

Net realized investment gains totaled $.2 million and $3.9 million in the third quarter of 2004 and 2003, respectively. This compares to $4.3 million and $7.0 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in the first nine months of 2004 is primarily due to the repositioning of a portion of the Company’s municipal bond portfolio that occurred in the first quarter of 2004 and the impact of the sale of certain securities in the third quarter of 2003 to fund, in part, the acquisitions of LandAmerica Tax and Flood Services, Inc. and INFO1.

Agents’ Commissions

A summary of agents’ commissions and related revenues in the Title Insurance segment for the three and nine month periods ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Agents’ Commissions	$366,156	$384,386	$1,065,230	$1,055,147

Agent Revenues	456,752	479,419	1,329,916	1,317,268

% Retained by Agents	80.2%	80.2%	80.1%	80.1%

The commission rate varies by geographic area in which the commission was paid and by individual agent agreement. Prior to the second quarter of 2004, the Company had experienced increasing commission rates attributable to increased competition for agents. During the second quarter and throughout the third quarter of 2004, the Company experienced a moderation of such increases and expects commission rates in the fourth quarter of 2004 to be consistent with levels in the fourth quarter of 2003.

Salaries and Employee Benefits

A summary of the Company’s salaries and employee benefit costs for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30,
	2004	%	2003	%
	(Dollars in thousands)
Title Insurance	$214,542	86.2%	$215,376	93.6%

Lender Services	16,488	6.6%	2,240	0.5%

Corporate and Other	17,724	7.1%	13,099	5.9%

Total	$248,754	100.0%	$230,715	100.0%

	Nine Months Ended September 30,
	2004	%	2003	%
	(Dollars in thousands)
Title Insurance	$625,334	87.0%	$592,536	93.5%

Lender Services	48,090	6.7%	4,201	0.5%

Corporate and Other	45,562	6.3%	37,124	6.0%

Total	$718,986	100.0%	$633,861	100.0%

Title Insurance—Title Insurance salaries and employee benefit costs decreased by $.8 million, or .4%, in the third quarter of 2004 from the third quarter of 2003. The decrease in cost is due to staffing reductions as a result of the decline in residential refinance real estate activity offset in large part by increased costs of $33.8 million related to the addition of personnel as the result of 2003 and 2004 acquisitions. In addition, there was an increase of approximately $1.5 million primarily associated with lower discount rates related to the Company’s cash balance pension plan. For additional information regarding the impact of the Company’s pension plans on results of operations, see Note 8 to the Consolidated Financial Statements. Average Full Time Equivalent (“FTE”) counts were 10,330 in the third quarter of 2004 (including 749 associated with 2003 and 2004 acquisitions) versus 11,530 in the third quarter of 2003.

Similarly, Title Insurance salaries and employee benefit costs increased by $32.8 million, or 5.5%, in the nine months ended September 30, 2004 over the nine months ended September 30, 2003. The increase of $32.8 million for the nine months ended September 30, 2004 is related to increased costs of $82.3 million created by the addition of personnel as the result of 2003 and 2004 acquisitions offset in part by reduced staffing in other operations due to reduced volume levels. There was also an increase of approximately $4.7 million for the first nine months of 2004 associated with lower discount rates related to the Company’s cash balance pension plan. Average Full Time Equivalent (“FTE”) counts were 10,165 in the nine months ended September 30, 2004 (including 772 associated with 2003 and 2004 acquisitions) versus 10,368 in the nine months ended September 30, 2003.

Lender Services—Lender Services salaries and employee benefit costs increased in the third quarter and the nine months ended September 30, 2004 over the comparable periods in 2003. The Company acquired LandAmerica Tax and Flood Services, Inc. and LandAmerica Credit Services in October and August 2003, respectively. Personnel costs in the Lender Services segment tend to increase during periods of increased sales volume and decrease when sales volume is lower. This is the case because a significant amount of work is required to set up new accounts. Once accounts are established, monitoring and maintenance activities are less labor intensive.

Corporate and Other—Corporate and Other salaries and benefit costs increased $4.6 million, or 35.3% in the third quarter of 2004 over the third quarter of 2003 and $8.4 million or 22.7% for the nine months ended

September 30, 2004 over the nine months ended September 30, 2003. The increase for the three month and nine month periods ending September 30, 2004 relates primarily to a $1.6 million and $3.4 million, respectively, increase in staffing as the result of acquisitions in the Company’s Inspectech, Inc. subsidiary, as well as $.6 million and $1.6 million, respectively, in compensation related to the Company’s acquisition of Centennial Bank in December 2003. Finally, the Company had additional personnel costs in the Corporate and Other business group as the result of its acquisitions of BHW and Aaron & Wright Technical Services, LP, in September 2004. The Company anticipates that there will be a one-time gain of approximately $4.7 million recorded in the fourth quarter of 2004 in connection with the freezing of its Cash Balance Pension Plan effective December 31, 2004.

Provision for Policy and Contract Claims

The Company provides for claims incurred in its title insurance business as a percentage of revenue in the period in which the revenue is recognized, consistent with generally accepted accounting principles. The Company reviews its claims experience quarterly, and in conjunction with its outside actuaries, evaluates the adequacy of its claims reserve. The Company considers factors such as historical timing of claims reported and historical timing of claims paid over the period in which policies are effective against actual experience by year of policy issue to determine the amount of claims liability required for each year for which policies are outstanding. The Company also considers the impact of current trends in marketplace activity, such as refinance activity which may shorten the time period a policy is outstanding, bankruptcies and individual large claims attributable to any particular period in determining the expected liability associated with each year. During the latter portion of 2003 and throughout 2004, claims associated with policies issued by the Company between 2000 and 2002 appear to have a trend of being higher than the Company’s historical trends which resulted in the Company increasing its reserves associated with those policy issue years. This has been mitigated somewhat by decreased claim activity in policies issued during the 1990’s where claims made appear to be below historical rates, due in part, the Company believes, to refinance activity in recent years which has resulted in the Company reducing claims reserves. Since there is an extended time period for which the Company is liable, slight changes in current claims experience can result in a significant impact in the amount of liability required for potential Incurred But Not Reported (IBNR) claims. The Company believes that it has reserved appropriately for all reported and IBNR claims at September 30, 2004 based on the results of the actuarial evaluation and evaluation of any known trends.

During the third quarter of 2004, the Company purchased BHW, which is included in the Corporate and Other business group. BHW has losses based on actual warranty claims against policies and the Company evaluates and provides for these losses as the losses are incurred. The Company evaluates reserves for claims in this business by considering the number of policies in effect and the average cost per claim incurred on policies outstanding over the last several quarters. Substantially all policies issued by BHW are either six month or twelve months in duration. Adjustments are made to the claims reserves on a monthly basis based on actual experience.

Write-off of Intangibles

In the second and third quarters of 2004, the Company identified eight title plants with an aggregate book value of $.9 million that will not continue to be used or maintained. The Company took a charge to earnings to reflect the dimunition in value associated with these plants.

Exit and Termination Costs

The Company incurred exit and termination costs for the third quarter and nine months ended September 30, 2004 on a pre-tax basis of $1.4 million and $6.8 million, respectively.

In the first quarter of 2004, the Company announced plans to reduce its cost structure by at least $70.0 million on an annualized basis within existing operations. As a result of this initiative, the Company has identified 88 offices through the end of the third quarter that it will consolidate into other offices. The Company has provided for the facility downsizing costs of these offices in the first nine months of 2004 as well as $1.1 million in extraordinary severance payments related to these office consolidations. Additionally, as a result of the adoption of Financial Accounting Standards Board Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, in 2003, the Company anticipates recording additional exit and termination costs in the fourth quarter of 2004, primarily associated with leased facilities as the Company vacates space.

Amortization

Amortization expense increased by $5.8 million and $14.9 million, respectively, in the third quarter and nine months ended September 30, 2004 compared to comparable periods in 2003. This was the result of acquisitions by the Company in 2003 and the first three quarters of 2004, in particular the Company’s purchase of LandAmerica Tax and Flood in October 2003. During the first nine months of 2003, the Company acquired businesses with an aggregate purchase price in excess of $77.9 million. During the first nine months of 2004, the Company acquired businesses with an aggregate purchase price of $155.8 million. The Company is amortizing the intangible assets acquired as part of these businesses over their estimated useful lives.

Interest Expense

Interest expense increased by $3.3 million and $10.1 million, respectively, in the third quarter and nine months ended September 30, 2004 as compared to the same periods in 2003. Of the increase, $2.1 million and $5.4 million, respectively, for the third quarter and nine months ended September 30, 2004 over the comparable 2003 periods, was related to the Company’s acquisition of Centennial Bank in December 2003. The remainder of the increase is related to the Company’s issuance in November 2003 of $115.0 million of its 3.125% Senior Convertible Debentures due 2033 used to fund a portion of the acquisitions in 2003 and its issuance of $125.0 million of its 3.25% Senior Convertible Debentures due 2034 issued in May 2004 used in part to repay amounts borrowed to fund the Company’s acquisition of Southland. The Company anticipates that interest expense will continue to exceed prior period levels through the fourth quarter of 2004.

Premium Taxes

Insurers are generally not subject to state income or franchise taxes. They are, however, subject to a “premium tax” on certain operating revenues, depending on the state. Tax rates and the amounts that are subject to tax vary from state to state. Premium taxes as a percentage of total title insurance revenues remained relatively constant during the past year. This percentage was 1.2% and 1.3% for the three and nine months ended September 30, 2004 and 2003, respectively.

General, Administrative and Other

A summary of the Company’s general, administrative and other costs for the three and nine month periods ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30,
	2004	%	2003	%
	(Dollars in thousands)
Title Insurance	$105,748	76.5%	$106,799	85.2%

Lender Services	16,713	12.1%	3,390	2.7%

Corporate and Other	15,846	11.4%	15,113	12.1%

Total	$138,307	100.0%	$125,302	100.0%

	Nine Months Ended September 30,
	2004	%	2003	%
	(Dollars in thousands)
Title Insurance	$309,591	75.9%	$294,962	86.6%

Lender Services	51,734	12.7%	4,248	1.2%

Corporate and Other	47,101	11.4%	41,581	12.2%

Total	$408,426	100.0%	$340,791	100.0%

Title Insurance—Title Insurance general and administrative expenses decreased by $1.1 million or 0.1% in the third quarter of 2004 as compared to the third quarter of 2003. This decrease is associated with lower costs associated with lower business volumes offset by a $13.0 million increase related to acquisitions that occurred during 2003 and early 2004.

Title Insurance general and administrative expenses increased by $14.6 million or 5.0% in the first nine months of 2004 over the first nine months of 2003. This increase is primarily related to a $30.7 million increase from acquisitions that occurred during 2003 and early 2004 partially offset by lower costs associated with lower title production levels in 2004.

Lender Services—Lender Services general and administrative expenses increased by $13.3 million in the third quarter of 2004 over the comparable period in 2003 and by $47.5 million in the first nine months of 2004 as compared to the comparable period in 2003. This increase was primarily due to the purchase of LandAmerica Tax and Flood Services, Inc. and INFO1 in 2003.

Corporate and Other—Corporate and Other general and administrative expenses increased by $.7 million or 4.9% and by $5.5 million or 13.3% in the third quarter and first nine months of 2004 over the comparable periods in 2003. The increase in these expenses is primarily related to the Company’s purchase of Centennial Bank in December 2003 as well as the Company’s purchase of BHW and Aaron & Wright Technical Services, LP during the third quarter of 2004. The Company anticipates a continued year over year increase in Corporate and Other expenses for the fourth quarter of 2004.

Operating Income

Title Insurance—The Title Insurance segment reported operating revenue of $808.8 million and $2,371.7 million and pretax income of $73.9 million and $234.0 million in the third quarter and nine months ended September 30, 2004, respectively. This compares to $873.2 million and $2,383.0 million in operating revenue and $114.8 million and $310.7 million in pretax income for the third quarter and nine months ended September 30, 2003, respectively. The Company experienced growth through its acquisitions this year with the acquisitions and the strength of the commercial title business positively impacting operating income. The Company experienced a shift in the market between refinancing and purchase transactions. This change in transaction mix resulted in a lower number of policies issued partially offset by higher premiums. Personnel and administrative costs in the Title Insurance segment did not decrease as rapidly as transaction volumes decreased due both to our inability to change headcount in direct correlation to volume changes and the acquisitions of agents during the latter portion of 2003 and throughout 2004. Additionally, the Title Insurance segment reported reduced income from its investment portfolio due to lower investment yields on the segment’s investment portfolio.

Lender Services—The Lender Services segment had operating revenue of $34.0 million and $111.5 million and a pretax (loss) income of $2.4 million and $2.2 million in the third quarter and nine months ended September 30, 2004, respectively, compared to $6.1 million and $8.8 million in operating revenues and $.3 million and $.1 million in pre-tax income for the third quarter and nine months ended September 30, 2003, respectively. Revenue and pretax income (loss) in this segment was impacted by the acquisitions made in the third and fourth quarters of 2003. The Company continues to see positive cash-flow generation from this business segment although the recognition of deferred income related to the tax and flood business requires that the majority of this revenue be deferred.

Income Taxes

The Company’s effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 35.4% and 35.3% for the nine months ended September 30, 2004 and 2003, respectively. The differences in the effective tax rate were primarily due to changes in the ratio of permanent differences to income before taxes and state taxes related to the Company’s non-insurance subsidiaries.

Net Income

The Company reported net income of $33.5 million or $1.88 per share on a diluted basis for the third quarter of 2004, compared to net income of $63.4 million or $3.40 per share on a diluted basis for the third quarter of 2003. The third quarter of 2004 was negatively impacted by title plant impairment charges and exit and termination costs of $1.3 million after tax. Exclusive of these items, net income was $34.8 million or $1.95 per diluted share for the third quarter of 2004.

The Company reported net income of $115.9 million or $6.31 per share on a diluted basis for the nine months ended September 30, 2004 compared to net income of $167.4 million or $9.02 per share on a diluted basis for the nine months ended September 30, 2003. The nine months ended September 30, 2004 was negatively impacted by title plant impairment charges and exit and termination costs of $4.9 million after tax. Exclusive of these items, net income was $120.8 million or $6.57 per diluted share for the nine months ended September 30, 2004.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2004 and 2003, respectively, was $148.6 million and $236.5 million. The principal non-operating uses of cash and cash-equivalents for the nine months ended September 30, 2004 and 2003 were acquisitions, capital expenditures, additions to the investment portfolio and loans receivable, stock repurchases and the repayment of debt. The principal non-operating sources of cash were the Company’s issuance of its 3.25% Senior Convertible Debentures due 2034 and dividends from unconsolidated subsidiaries. The net of all activities was to increase cash and invested cash by $60.3 million and $148.7 million for the first nine months of 2004 and 2003, respectively. As of September 30, 2004, the Company held cash and invested cash of $291.0 million and fixed-maturity securities of $1,093.0 million.

The Company does not match maturities of its investments with anticipated claims payments, which may result in the Company having periods in which cash flows from operations are positively or negatively impacted by the difference between the liability for claims being established and the actual payment stream. As opposed to insurance companies where claims account for a substantial portion of premiums, the Company’s title insurance claims typically average approximately 5% to 6% of gross premiums. Additionally, the time period in which the Company is liable for a claim is long, with potential claims existing 20+ years prior to claim presentation. Additionally, the Company makes provision for claims in its financial statements based on historical patterns of claims presentation and payments and the timing of these may vary from period to period. Over the past several years, exclusive of the Company’s operating cash flows, the Company’s investment income returns plus maturities of fixed obligation securities have resulted in a maturity and investment income to claims payment ratio in excess of 2 times.

The Company announced on October 27, 2004 amendments to the Company’s employee retirement savings plans and adoption of a new employee stock purchase plan. The changes to the Company’s employee retirement savings program include:

•	Amending the Company’s Cash Balance Plan effective December 31, 2004 to cease future accruals to the retirement plan accounts of all plan participants (other than annual interest credits on account balances), to cause the accrued benefits of participants to be fully vested as of December 31, 2004 and to limit participation in the plan to those individuals who were participants in the Plan as of December 31, 2004. There were conforming changes to the Company’s Benefit Restoration Plan.

•	Amending the Company’s Savings and Stock Ownership Plan effective January 1, 2005 to comply with the safe harbor provisions of Sections 401(k)(12) and 401(m)(11) of the Internal Revenue Code of 1986, as amended. The amendment will provide immediate vesting on all Company matching contributions made after January 1, 2005, remove the one-year waiting period for new participants to receive matching contributions and increase the matching contributions that the Company will make to employee accounts under the plan.

•	Adoption of a new Employee Stock Purchase Plan to be effective July 1, 2005, subject to shareholder approval. The plan will replace the Company’s current employee stock purchase plan and will permit employees to purchase stock at a discount of 15% of the fair market value of the Company’s common stock. The plan will initially authorize the purchase of 1,500,000 shares of the Company’s Common Stock. The Company will fund employee purchases in the plan through either purchases of common stock on the open market or the issuance of additional shares of common stock.

The result of these changes to the Company’s employee retirement savings program will be to increase the Company’s pre-tax income and pension minimum liability by approximately $4.7 million at December 31, 2004. In addition, the Company anticipates an increase to pre-tax income of approximately $9.1 million for 2005. Through September 30, 2004, the Company had contributed $10.0 million to the Cash Balance Plan for the current fiscal year and will not make any additional contributions to the Cash Balance Plan for the remainder of 2004. The Company anticipates these changes will increase operating cash-flows by approximately $18.4 million per year based on the assumption that without these changes the Company would have continued to contribute approximately $20.0 million per year to the plan consistent with average annual contributions by the Company over the last three years and $1.6 million in additional aggregate annual costs associated with the amended Savings and Stock Ownership Plan and the new Employee Stock Purchase Plan.

The Company has acquired, or has entered into agreements to acquire, several businesses. During the first nine months of 2004 and 2003, the Company completed acquisitions with net cash payments of approximately $114.3 million and $77.9 million, respectively. The 2004 and 2003 purchases were funded through a mixture of cash, invested cash, debt and investments. The Company will continue to selectively evaluate additional acquisitions should attractive candidates be identified.

In February 2003 and 2004, the Board of Directors approved one-year authorization programs allocating $50.0 million in each year to repurchase up to 1,250,000 shares or 7% of the Company’s existing common stock over the following twelve months. In the third quarter of 2004, the Company acquired 381,300 shares of the Company’s common stock for an aggregate purchase price of $15.3 million. Total repurchases under the 2004 plan have totaled 1,250,000 shares with an aggregate purchase price of $49.3 million. The Company repurchased 62,000 shares during the three and nine month periods ended September 30, 2003. Additionally, the Company maintains an Executive Voluntary Deferral Plan and an Outside Directors Deferral Plan. These plans allow executives and directors to defer eligible compensation into deferred stock units or a cash account bearing interest at a fixed rate of return. Shares of common stock to be used to fulfill the Company’s payment obligation under the plans are held by a trust that the Company maintains. The trust purchased 10,761 shares in the third quarter of 2004. Further information on these plans can be found in Note 6 to the Company’s financial statements as shown in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. Further information on the Company’s purchases of common stock in the third quarter of 2004 is provided in Part II, Item 2(c) of this report.

Centennial Bank maintains an allowance for loan losses related to the Company’s loans receivable. During the third quarter of 2004, the Company did not experience a significant change in the underlying components of the allowance for loan losses or the balance in total. There have been no significant changes in the underlying rationale for management’s provision for loan losses or significant changes in asset quality.

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

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

(dollars in thousands)

	2004	2005	2006	2007	2008	2009 and After	Total	Fair Value
Assets:
Taxable available-for-sale securities:
Book value	$1,951	$47,090	$57,142	$45,268	$53,430	$427,775	$632,656	$653,789
Average yield	3.0%	5.3%	4.6%	4.7%	4.8%	5.2%	5.1%

Non-taxable available-for-sale securities:
Book value	5,023	16,400	13,668	11,538	28,198	338,004	412,831	433,496
Average yield	2.3%	4.1%	4.1%	4.3%	4.3%	4.3%	4.3%

Loans Receivable:
Book Value	6,585	3,126	1,207	2,315	6,958	304,215	324,406	344,223
Average Yield	9.1%	10.4%	10.3%	6.2%	7.8%	6.8%	6.8%

Preferred stock:
Book value	—	—	—	—	—	5,674	5,674	5,709
Average yield	—	—	—	—	—	2.0%	2.0%

The Company also has long-term debt of $468.0 million bearing interest at an average rate of 4.62% at September 30, 2004. Additionally, the Company has passbook and certificate of deposit liabilities of $318.3 million bearing interest at an average rate of 2.22% at September 30, 2004. A 0.25% change in the interest rate for these items combined would affect income before income taxes by approximately $2.0 million annually.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk” in Part I, Item 2 of this report.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective as of the end of such period. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In its Form 10-K for the year ended December 31, 2003, the Company reported on the putative class action suit filed on May 9, 2000 by Romeo Jergess (Case No. 00-72124) against Transnation Title Insurance Company, a subsidiary of the Company (“Transnation”), and filed on April 27, 2001 by Elaine Miller (Case No. 01-71647) against Lawyers Title Insurance Corporation, a subsidiary of the Company (“LTIC”). Transnation and LTIC have stipulated to an order that individuals otherwise meeting the class definition, but who closed transactions involving relevant policies between October 31, 2002 through October 30, 2004, would not be subject to a statute of limitations defense raised by Transnation or LTIC between October 30, 2004 and October 31, 2005.

In its Form 10-K for the year ended December 31, 2003 and in its Form 10-Q for the quarter ended June 30, 2004, the Company reported on the representative suit filed on September 5, 2002 by Thomas Branick (Case No. BC 281015) on behalf of the general public against Lawyers Title Company, a subsidiary of the Company, and a representative suit filed on September 5, 2002 by Thomas Branick (Case No. BC 280961) on behalf of the general public against Southland Title Corporation, a subsidiary of the Company (“Southland”).

The Los Angeles Superior Court has granted the Motion for Judgment on the Pleadings filed by Southland and on August 4, 2004 entered a judgment dismissing Case No. BC 281015, and on September 16, 2004, entered a judgment dismissing Case No. BC 280961. The time for plaintiffs to appeal the judgments expires on December 7, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

c) The following table sets forth the details of purchases of common stock under the share-repurchase program and the Executive Voluntary Deferral Plan and Outside Directors Deferral Plan that occurred in the third quarter of 2004:

Calendar Month for which Shares Were Repurchased	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 2004	1,483	$39.13	—	381,300
August 2004	381,915	$40.24	381,300	—
September 2004	8,663	$43.98	—	—

(1) The share repurchases in the above table are the result of two employee benefit plans and one publicly announced share purchase plan (the “2004 Plan”).

(2) The 2004 Plan was announced by the Company on February 18, 2004 and provides for the purchase of up to 1.25 million shares or $50.0 million. The Company had repurchased all of the shares authorized under the 2004 Plan as of September 30, 2004.

(3) Purchases other than the 2004 Plan were made on behalf of a trust maintained by the Company for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. For additional information on these plans, see the Notes to the Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.	Document

3.1	Bylaws of LandAmerica Financial Group, Inc. (amended and restated October 27, 2004), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 27, 2004, File No. 1-13990.

10.1	Form of LandAmerica Financial Group, Inc. Change of Control Employment Agreement, with Schedule of Executive Officers and Multiplier, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated October 27, 2004, File No. 1-13390.

10.2	Third Amendment to Revolving Credit Agreement, dated as of October 27, 2004, between the Registrant and SunTrust Bank, as Administrative Agent for a syndicate of financial institutions named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated October 27, 2004, File No. 1-13390.

10.3	LandAmerica Financial Group, Inc. Executive Voluntary Deferral Plan, as amended and restated effective October 27, 2004.

10.4	First Amendment to LandAmerica Financial Group, Inc. Benefit Restoration Plan effective December 31, 2004.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDAMERICA FINANCIAL GROUP, INC.
(Registrant)

Date: November 5, 2004	/s/ CHARLES H. FOSTER, JR.
Charles H. Foster, Jr. Chairman and Chief Executive Officer

Date: November 5, 2004	/s/ G. WILLIAM EVANS
G. William Evans Chief Financial Officer

EXHIBIT INDEX

No.	Description
3.1	Bylaws of LandAmerica Financial Group, Inc. (amended and restated October 27, 2004), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 27, 2004, File No. 1-13990.

10.1	Form of LandAmerica Financial Group, Inc. Change of Control Employment Agreement, with Schedule of Executive Officers and Multiplier, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated October 27, 2004, File No. 1-13390.

10.2	Third Amendment to Revolving Credit Agreement, dated as of October 27, 2004, between the Registrant and SunTrust Bank, as Administrative Agent for a syndicate of financial institutions named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated October 27, 2004, File No. 1-13390.

10.3	LandAmerica Financial Group, Inc. Executive Voluntary Deferral Plan, as amended and restated effective October 27, 2004.

10.4	First Amendment to LandAmerica Financial Group, Inc. Benefit Restoration Plan effective December 31, 2004.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350