Form 10-K
period 2004-12-31
LANDAMERICA FINANCIAL GROUP INC
filed 2005-03-11
CIK 877355

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 1-13990

LANDAMERICA FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1589611
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 Gateway Centre Parkway Richmond, Virginia	23235-5153
(Address of principal executive offices)	(Zip Code)

(804) 267-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Securities	Name of Exchange on Which Registered
Common Stock, no par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

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

Yes ☒   No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sale price of the registrant’s common stock as reported by the New York Stock Exchange on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $687.1 million.

The number of shares of the registrant’s common stock outstanding on March 4, 2005 was 18,085,978.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2005 Annual Meeting of Shareholders (to be filed) are incorporated by reference into Part III of this report.

LANDAMERICA FINANCIAL GROUP, INC.

PART I

ITEM 1.	BUSINESS

General Information

Unless the context otherwise requires, the terms “LandAmerica” and the “Company” refer to LandAmerica Financial Group, Inc. and its consolidated subsidiaries on a combined basis.

The Company was incorporated under the laws of the Commonwealth of Virginia on June 24, 1991. The Company is a holding company and operates through its subsidiaries. Its principal executive offices are located at 101 Gateway Centre Parkway, Richmond, Virginia 23235-5153, and its telephone number is (804) 267-8000. The Company maintains an internet website at www.landam.com.

Shareholders of the Company and the public may access the Company’s periodic and current reports (including annual, quarterly and current reports on Form 10-K, Form 10-Q and Form 8-K, respectively, and any amendments to those reports) filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the “Investor Information” section of the Company’s website. The reports are made available on this website as soon as practicable following the filing of the reports with the SEC. The information is free of charge and may be reviewed, downloaded and printed from the website at any time.

In addition, the Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers and the charters of the Audit Committee, Corporate Governance Committee and the Executive Compensation Committee are available to shareholders and the public through the “Investor Information” section of the Company’s website. Printed copies of the documents are available to any shareholder upon written request to the Company’s Secretary at the address set forth above.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Among other things, these statements relate to the future financial condition, business plans, operations, opportunities, or prospects of the Company, including any factors that may affect future earnings. These forward-looking statements involve risks and uncertainties that could cause the Company’s actual results, performance or achievements to be materially different from any anticipated results, performance or achievements expressed or implied by such forward-looking statements. For additional information, see “Forward-Looking and Cautionary Statements” on page 49 of this report.

Overview of the Business

The Company provides products and services used to facilitate the purchase, sale, transfer, and financing of residential and commercial real estate. These products and services are provided to a broad based customer group including lenders, developers, real estate agents, attorneys, and property buyers and sellers through more than 800 direct offices and a network of 10,000 agents. The Company is one of the largest title insurance underwriters in the United States based on title premium revenues. The Company also conducts business in Mexico, Canada, the Caribbean, Latin America, and Europe.

In addition to the Company’s core business of providing title insurance, the Company provides a range of other products and services for residential and commercial real estate transactions, including title search, examination, escrow and closing. Home inspections and warranties are available for residential real estate transactions. For commercial real estate transactions, the Company provides property appraisal and valuation, building and site assessments and other due diligence services, survey coordination, construction disbursement, coordination of national multi-state transactions, tax-deferred real property exchanges pursuant to Section 1031 of the Internal Revenue Code, commercial mortgage loans and Uniform Commercial Code products insuring personal property. Specialized services, such as real estate tax processing, flood zone certifications, consumer mortgage credit reporting, default management services, and mortgage loan subservicing, are provided primarily to the Company’s mortgage lending customers.

Operating Segments

The Company’s principal business operations are organized under three primary operating segments: Title Insurance, Lender Services and Financial Services. Other operating business segments not required to be reported separately are reported in a category called Corporate and Other. Information regarding each of these operating segments is set forth below. Prior to 2003, the Company primarily operated in the title insurance business. In 2004 and 2003, the Company expanded the breadth of services provided primarily to the mortgage lending community.

Certain financial information regarding the Company’s operating segments is presented in Note 20 to the accompanying Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Title Insurance

Products and Services

Title Insurance – Title insurance policies are insured statements of the condition of title to real property. These policies indemnify the insured from losses resulting from certain outstanding liens, encumbrances and other defects in title to real property that appear as matters of public record, and from certain other matters not of public record. Title insurance is generally accepted as the most efficient means of determining title to, and priority of interests in, real estate in nearly all parts of the United States. Many of the principal customers of title insurance companies buy insurance for the accuracy and reliability of the title search as well as for the indemnity features of the policy. The beneficiaries of title insurance policies are generally owners or buyers of real property or parties who make loans using real property as security. An owner’s policy protects the named insured against title defects, liens and encumbrances existing as of the date of the policy and not specifically excluded or excepted from its provisions, while a lender’s policy also insures the validity and priority of the lien of the insured mortgage as stated in the title policy.

While most other forms of insurance provide for the assumption of risk of loss arising out of unforeseen future events, title insurance serves to protect the policyholder from the risk of loss from events that predate the issuance of the policy. This distinction underlies the low claims loss experience of title insurers as compared to other insurance underwriters. Losses generally result either from judgment errors or mistakes made in the title search and examination process or the escrow process or from hidden defects such as fraud, forgery, incapacity or missing heirs. Title insurers incur considerable operating costs relating to the personnel required to process forms, search titles, collect information on specific properties and prepare title insurance commitments and policies.

The Company issues title insurance policies primarily through three principal title underwriting subsidiaries, Commonwealth Land Title Insurance Company (“Commonwealth”),

Lawyers Title Insurance Corporation (“Lawyers Title”), and Transnation Title Insurance Company (“Transnation”). The Company also owns four other title insurance underwriters, Commonwealth Land Title Insurance Company of New Jersey, Land Title Insurance Company, Title Insurance Company of America and Transnation Title Insurance Company of New York. The collective operations of these subsidiaries cover the entire United States (with the exception of Iowa, which does not recognize title insurance) and certain territories of the United States and Canada. In addition, the Company offers customers international title policy services in Mexico, the Caribbean, Latin America, and Europe.

Escrow and Closing Services – In addition to the issuance of title insurance policies, the Company provides escrow and closing services to a broad-based customer group that includes lenders, developers, real estate agents, attorneys and property buyers and sellers. In California and a number of western states, it is a general practice, incident to the issuance of title insurance policies, to hold funds and documents in escrow for delivery in real estate transactions upon fulfillment of the conditions to such delivery. In the mid-western states, Florida and some eastern cities, it is customary for the title company to close the transaction and disburse the sale or loan proceeds. Fees for escrow and closing services are generally separate and distinct from premiums paid for title insurance policies and other real estate-related services.

Commercial Real Estate Services – To facilitate the coordination and delivery of products and services in commercial real estate transactions, the Company’s Commercial Services division assists customers in handling the more complex nature of commercial transactions. In addition to title insurance and escrow and closing services, the Company provides a range of specialized services that include property appraisal and valuation, building and site assessments and other due diligence services, survey coordination, construction disbursement, coordination of national multi-state transactions, tax-deferred real property exchanges pursuant to Section 1031 of the Internal Revenue Code and Uniform Commercial Code products insuring personal property. The combined capital position of our three principal title underwriting subsidiaries enables the Company to underwrite large commercial policies and to participate in national multi-state transactions.

Real Estate Transaction Management Services – Through its LandAmerica OneStop, Inc. subsidiary (“LandAmerica OneStop”), the Company offers to the national and regional mortgage lending community a full range of integrated residential real estate services and the ability to manage the delivery of those services through a centralized source. LandAmerica OneStop provides these mortgage originators with a single, convenient point of contact through which they may place all of their orders for title insurance and real estate-related services. The transaction management services of LandAmerica OneStop are provided by LandAmerica OneStop, other subsidiaries of the Company or through joint ventures or strategic alliances with third parties and include the coordination and delivery of title insurance, mortgage credit reporting, flood zone determinations, property appraisal and valuation, property inspections, closing and escrow services, and real estate tax payment services.

Underwriting

The Company issues title insurance policies on the basis of a title report, prepared pursuant to its prescribed underwriting guidelines, generally after a search of the public records, maps and documents to ascertain the existence of easements, restrictions, rights of way, conditions, encumbrances, liens or other matters affecting the title to, or use of, real property. In certain instances, a visual inspection of the property is also made. Title examinations may be made by branch employees, agency personnel or approved attorneys, whose reports are utilized by or rendered to a branch or agent and are the basis for the issuance of policies. In the case of difficult or unusual legal or underwriting issues involving potential title risks, the branch office or agent is instructed to consult with, and obtain prior approval of, a designated supervising office. The Company’s contracts with independent agents require that the agent seek the Company’s prior approval before the Company assumes a risk over a stated dollar limit.

The Company owns a number of title plants and in some areas leases or participates with other title insurance companies or agents in the cooperative operation of such plants. Title plants are compilations of copies of public records, maps and documents that are indexed to specific properties in an area, and they serve to facilitate the preparation of title reports. To maintain the value of the title plants, the Company continually updates its records by regularly adding current information from the public records and other sources. In this way, the Company maintains the ability to produce quickly and at a reduced expense a statement of the instruments that constitute the chain of title to a particular property. In many of the larger markets, the title plant and search procedures have been automated. The Company anticipates that the use of electronic media at courthouses and state and local governments will continue to grow over the next several years.

Operations

The Company issues title insurance policies through branch offices of its title insurance underwriters, wholly-owned or partially-owned but consolidated subsidiary agencies, or through partially owned or independent title insurance agents. Where the policy is issued through a branch or wholly-owned subsidiary agency operation, the search is performed by or at the direction of the Company, and the premiums collected are retained by the Company. Where the policy is issued through a title insurance agent, whether or not partially-owned by the Company, the agent generally performs the search (in some areas searches are performed by approved attorneys), examines the title, collects the premium and retains a majority of the premium. The remainder of the premium is remitted to the Company as compensation, part of which is for bearing the risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies from region to region and is sometimes regulated by the states. The Company is obligated to pay title claims in accordance with the terms of our policies, regardless of whether it issues policies through direct operations or agents. The Company maintains a quality assurance program for its independent agents. See “Insured Risk on Policies in Force.”

The premium for title insurance is due in full when the real estate transaction is closed. The Company recognizes title insurance premium revenues from direct operations upon the closing of the transaction, whereas premium revenues from agency operations are recognized by the Company upon the reporting of such premiums by the agent. Premiums from agents are typically remitted to us after the closing of the real estate transaction, with the average time between closing and reporting for 2004 being approximately 125 days.

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

In the ordinary course of business, the Company’s underwriting subsidiaries represent and defend the interests of their insureds, and our consolidated financial statements provide for estimated losses and loss adjustment expenses arising from claims. Title insurers are sometimes subject to unusual claims (such as claims of Indian tribes to land formerly inhabited by them), claims from large classes of claimants and other claims arising outside the insurance contract, including but not limited to, alleged negligence in search, examination or closing, alleged improper claims handling, alleged bad faith, alleged collection of excess premiums from certain consumers alleged to be entitled to a re-issue rate, and alleged improper charges for recording and other fees. The damages alleged in such claims arising outside the insurance contract may exceed the stated liability limits of the policies involved. While the Company in the ordinary course of its business has been subject from time to time to these types of claims, our losses to date on such claims have not been material in dollar amount to the Company’s financial condition.

Standard & Poors Corporation (“S&P”) has assigned a financial strength rating of “A-” to the title insurance operations of the Company. According to S&P, an insurer rated “A” has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings, and the minus (-) rating indicates relative standing within the “A” category. S&P assigns a ratings outlook along with its letter ratings to indicate its expectations of trends that relate to the financial strength rating for the rated company. The ratings outlook assigned by S&P may be either “positive,” “stable” or “negative.” According to S&P, the ratings outlook for the Company is “stable.” Fitch, Inc. (“Fitch”) has assigned an “A” rating to the financial strength of the Company. According to Fitch, an “A” rating is assigned to those companies that possess strong capacity to meet policyholder and contract obligations, where risk factors are moderate and the impact of any adverse business and economic factors is expected to be small. Fitch also assigns a ratings outlook along with its letter ratings to indicate its expectations of trends that relate to the financial strength rating for the rated company. The ratings outlook assigned by Fitch may be either “positive,” “stable” or “negative.” According to Fitch, the ratings outlook for the Company is “stable.” The S&P and Fitch ratings are not designed for the protection of investors and do not constitute recommendations to buy, sell or hold any security. Additionally, both Fitch and S&P have assigned senior debt ratings to the Company’s convertible debentures due 2033 and 2034. They have been assigned ratings of “BBB” and “BBB-,” respectively.

The Company places a high priority on maintaining effective quality assurance and claims administration programs. The Company’s quality assurance program focuses on quality control, claims prevention and product risk assessment for its independent agencies. The claims administration program focuses on improving liability analysis, prompt, fair and effective handling of claims, early evaluation of settlement or litigation with first and third-party claimants and appropriate use of ADR (Alternative Dispute Resolution) in claims processing. In addition, to reduce the incidence of agency defalcations, the Company established due diligence requirements in connection with the appointment of new agents, procedures for renewing existing agents and an Agency Audit Program. The Company continues to refine its systems for maintaining effective quality assurance and claims administration programs.

Facultative Reinsurance and Coinsurance

The Company’s title insurance subsidiaries distribute large title insurance risks by entering into facultative reinsurance agreements with other title insurance companies (the “reinsurer”). The reinsurer assumes a portion of the risk the primary title insurance company (the ceding company” or “ceder”) decides not to retain in consideration of a premium. A number of factors may enter into the decision to obtain facultative reinsurance, including retention limits imposed by state law, customer demands, and the risk retention philosophy of the Company. The ceder, however, remains liable to the insured under the policy for the total risk, whether or not the reinsurer meets its obligation. Reinsurance may be obtained from related title insurance companies and/or with unaffiliated title insurance companies. When facultative reinsurance is obtained, a primary risk generally in the amount of $5.0 million is retained by the ceder.

Facultative reinsurance is generally purchased from unaffiliated reinsurers if the risk on a single transaction is greater than $200.0 million. The Company’s title insurance subsidiaries have entered into numerous facultative reinsurance agreements with unaffiliated title insurance companies. These reinsurance assumed arrangements are not materially concentrated with any single title insurance company. The exposure on assumed reinsurance risks is reduced due to the ceding company’s retention of a significant primary risk. In addition, the exposure under these agreements generally ceases upon a transfer of the property and, with respect to insured loans, is decreased by reductions in mortgage loan balances. For these reasons, the actual exposure is much less than the total reinsurance the Company’s title insurance subsidiaries have assumed.

The Company utilizes coinsurance to enable it to provide coverage in amounts greater than it would be willing or able to undertake individually. In coinsurance transactions, each individual underwriting company issues a separate policy and assumes a portion of the overall total risk. Each coinsurer is liable only for the particular portion of the risk it assumes.

The Company’s title insurance subsidiaries enter into reinsurance and coinsurance arrangements with most of the larger participants in the title insurance market and such arrangements are not materially concentrated with any single title insurance company. Revenues and claims from reinsurance are not material to the Company’s business as a whole. Loss reserves on assumed reinsurance business are maintained on a basis consistent with reserves for direct business.

The Company maintains excess of loss catastrophic insurance through Lloyd’s of London totaling $50.0 million. The Lloyd’s policy provides fidelity and title loss coverage up to $50.0 million with a $20.0 million deductible for title losses and a lesser deductible for other losses.

The Company has not paid or recovered any material reinsured losses under a facultative reinsurance agreement during the three year period ended December 31, 2004.

Title Insurance Revenues

The table below sets forth, for the years ended December 31, 2004, 2003 and 2002, the approximate title insurance revenues and percentages of the Company’s total revenues for the ten states representing the largest percentages of such revenues and for all other states combined:

Revenues by State (Dollars in millions)

	2004		2003		2002
California	$531.6	16.4%	$470.8	14.4%	$333.7	13.4%
Texas	354.4	11.0%	411.3	12.6%	342.5	13.7%
Florida	280.5	8.7%	223.2	6.8%	164.7	6.6%
New York	214.8	6.6%	195.0	6.0%	146.2	5.8%
Pennsylvania	212.8	6.6%	247.2	7.6%	182.5	7.3%
Michigan	152.4	4.7%	191.1	5.9%	155.4	6.2%
Arizona	132.2	4.1%	111.7	3.4%	83.1	3.3%
Virginia	109.7	3.4%	92.9	2.8%	76.6	3.1%
New Jersey	98.3	2.9%	114.7	3.5%	90.1	3.6%
Ohio	92.4	3.0%	114.8	3.5%	76.5	3.1%
Other	1,056.5	32.6%	1,087.1	33.5%	848.2	33.9%

Total Title Revenues	$3,235.6	100.0%	$3,259.8	100.0%	$2,499.5	100.0%

Sales and Marketing

The Title Insurance Market – For sales and marketing purposes, the Company generally distinguishes between residential and commercial real estate transactions. Residential real estate business results from the construction, sale, resale and refinancing of residential properties, while commercial real estate business results from similar activities with respect to properties with a business or commercial use. Although precise data is not available to compare the percentage of total premium revenues of the Company derived from residential versus commercial real estate transactions, approximately 79.1% of such revenues in 2004 resulted from policies providing coverage of $1.0 million or less (which tend to be residential) and approximately 20.9% of such revenues resulted from policies providing coverage in excess of $1.0 million (which tend to be commercial).

Residential Transactions – The Company’s primary source of residential business is from the local real estate community, such as attorneys, real estate brokers and developers, financial institutions, mortgage brokers and independent escrow agents. The Company serves the residential market through two major distribution channels: direct company owned offices and title insurance agents. Maintenance and expansion of these referral sources is integral to the Company’s marketing strategy for local residential business. Because most of the Company’s residential business arises from these local relationships, the Company is committed to providing an array of service offerings to these customers that with title insurance and closing services provide a more complete solution to their residential real estate transaction needs. The coordination of multiple products and services required by a real estate transaction, a service provided by LandAmerica OneStop, is known as “transaction management.” The Company continues to develop and refine products and services for each distribution channel designed to make the real estate transaction easier for both the Company’s customers and the end consumer.

Commercial Transactions – The Company’s Commercial Services division specializes in coordinating, underwriting and closing complex commercial and multi-property transactions. As part of the implementation of its customer focused strategy, in 2004 the Company aligned its local commercial offices with its national commercial offices. The Company has personnel providing commercial transaction expertise in 45 offices in 27 strategic markets in the United States. Each office is focused on providing transaction and support services to national and local commercial accounts. The transaction and support services benefit both company offices as well as independent agents who handle substantial commercial transactions.

In addition, the Company is one of the most strongly capitalized title insurers in the industry, with an aggregate statutory surplus of $478.8 million as of December 31, 2004. The financial strength of the Company is an important factor in marketing the Company’s commercial title business capabilities, enabling it to underwrite larger title policies and retain higher levels of risk without purchasing reinsurance from a third party. The Company’s financial strength, as evidenced by the ratings from Standard & Poors and Fitch, is important in competing for commercial title insurance business. See additional information on the Company’s financial strength ratings in the section entitled “Insured Risk on Policies in Force” above.

Marketing Strategy – The Company continues its transition from title insurance product delivery to real estate transaction services provider. This strategy entails becoming more of a single source provider of the multiple products and services involved in real estate transactions. The Company continues to differentiate itself based on customer service and to expand a branding process to identify all operations of the Company under the LandAmerica name.

In 2004, the Company developed and implemented several customer service initiatives, including the launch of a Superior Service Guarantee in most of its branch offices that ensures the refund of the escrow fee when a residential customer is not satisfied with the Company’s service or any portion of the settlement experience; the AgentXtrasm program, a diverse offering of customized business and marketing solutions to support day-to-day business operations for the Company’s agents; LenderXtrasm, a flexible approach to product bundling that allows national lenders to create customized service packages, and LenderXtraOrdertm the online component of LenderXtra that allows real-time, instant price quotes and order conversion for bundled lender services.

Customers

As of December 31, 2004, no single agent was responsible for more than 5% of the Company’s title insurance revenues. In addition, the Company is not dependent upon any single customer or any single group of customers. The loss of any independent agent or customer would not have a material adverse effect on the Company.

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

The Company’s principal competitors are other major title insurance underwriters and their agency networks. The Company’s principal competitors during 2004 were Fidelity National Financial, Inc., Old Republic International Corporation, Stewart Information Services, Inc. and The First American Corporation. While there are approximately 120 title insurance underwriting companies licensed in the United States, the top five companies (consisting of the Company and its four principal competitors and their consolidated subsidiaries) accounted for approximately 90.7% of the title insurance underwriting market in 2003, the latest date for which information is available, based on public filings made by those companies.

The Company’s title insurance subsidiaries are subject to regulation by the insurance authorities of the states in which they do business. See “Regulation.” Within this regulatory framework, the Company competes with respect to premium rates, coverage, risk evaluation, service and business development.

State regulatory authorities impose underwriting limits on title insurers based primarily on levels of available capital and surplus. The Company has underwriting limits that are comparable to our four principal competitors. While such limits may theoretically hinder the Company’s title insurance subsidiaries’ assumption of a particular large underwriting liability, in practice the Company has established its own internal risk limits at levels substantially lower than those allowed by state law. In addition, the Company may spread the risk of a large underwriting liability over its three principal title underwriting subsidiaries. Therefore, the Company does not consider statutory capital-based risk limits to be a significant factor in the amount or size of underwriting it may undertake.

Business Strategy

The Company’s long-term objective is to enhance its position as a premier provider and manager of integrated real estate transaction services while maximizing its profitability throughout the real estate market cycle. To accomplish this objective, the Company is pursuing various business initiatives designed to broaden its market position and provide the framework to enhance growth and maximize profitability.

Focusing on the Customer – In 2004 the Company implemented a customer-focused strategy to increase intimacy with its customers. In conjunction with that strategy, the Company created leadership positions and teams to support its primary customer groups: agents, residential, commercial and national lenders. With the objective of fostering customer loyalty, these leaders and teams are responsible for ensuring consistent service quality and operational excellence by providing common support platforms and structures for the various markets in which the Company operates. Further, in 2004, the Company organized its shared support resources to provide direct support to its customer-focused operations. Production and Process Improvement is a shared resource providing title production services to the Company’s teams that support its primary customer groups. Technology resources focuses on providing superior customer service and increasing the Company’s operational efficiency through electronic business solutions and technology support. The Company’s other shared resources, such as human resources and legal, provide direct support to its internal customers through dedicated business partners.

Expanding Title Insurance Distribution Capabilities and Broadening Real Estate Transaction Services Offerings – The Company seeks to increase its share of the title insurance market by expanding and enhancing its distribution channels through the hiring and retention of experienced industry professionals with strong local relationships, the opening of new offices in markets with the potential for significant transaction volume, acquisitions of title insurance agencies or underwriters and selectively engaging in joint ventures with title insurance agencies in order to strengthen the Company’s presence in particularly attractive markets. In the case of the acquisition of agencies or small to medium-size underwriters, the Company reviews the agency’s or underwriter’s profitability, location, growth potential in its existing market, claims experience and, in the case of an underwriter, the adequacy of its reserves. In 2004, the Company acquired six title agencies, three escrow companies and one recording service company. Throughout the Company’s title customer base, there is demand for providers of multiple, diverse real estate transaction services. In particular, the large national mortgage lenders expect that necessary services related to the mortgage financing process be available from and billed by a single source. The Company’s strategy is to continue to expand its array of real estate transaction products and services available to lenders and other title customers and the distribution channels through which they are offered.

Maintaining Commercial Real Estate Market Strength – Participation in the commercial real estate market partially offsets some of the cyclicality of the residential real estate market, where transaction volumes are more susceptible to changes in interest rates. The Company maintains its presence in the commercial real estate market primarily due to the financial strength ratings of its underwriting subsidiaries, its strong capital position, the high quality service that it provides and its expertise in handling complex transactions. In particular, the combined capital position of the Company’s three principal underwriting subsidiaries enables it to underwrite large commercial policies while purchasing less facultative reinsurance, thus increasing profitability.

Reducing Costs and Expenses – Losses resulting from claims under title insurance policies represent a relatively small part of the Company’s overall costs. Operating costs constitute the largest portion of expenses relating to providing title insurance and are relatively high compared to other types of insurers. The Company continues to implement the concept of service centers, in which its three principal title operating subsidiaries share a single back office processing center in a geographic region while continuing to market from separate storefronts under different operating names. This concept has reduced the Company’s cost per order in the markets where it is operational. In addition, the Company has several pilot projects underway to automate title production and workflow in its service centers. The Company provides escrow support from several centralized locations, thereby increasing service levels and improving efficiency. The Company is also implementing out-sourcing and off-shoring initiatives to streamline operations in areas where it has been determined that the cost\benefit of these initiatives will improve customer service and provide value to the Company’s shareholders.

Enhancing Cost Control Flexibility – The Company manages its personnel and other operational expenses to reflect changes in the level of activity in the real estate market. As a result, the Company’s employee base expands and contracts over time. Personnel and administrative costs in the Title Insurance segment do not decrease as rapidly as transaction volumes decrease due to the Company’s inability to change headcount in direct correlation to volume changes. Any acquisition also expands the Company’s employee base. In order to manage personnel costs more efficiently throughout the real estate cycle, the Company uses temporary or part time employees where appropriate to staff operations so the Company can respond more rapidly to changes in real estate activity.

Regulation

The title insurance business is regulated by state regulatory authorities that possess broad powers relating to the granting and revoking of licenses, and the type and amount of investments which the Company’s title insurance subsidiaries may make. These state authorities also regulate insurance rates, forms of policies, claims handling procedures and the form and content of required annual statements, and have the power to audit and examine the financial and other records of these companies. Some states require title insurers to own or lease title plants. A substantial portion of the assets of the Company’s title underwriting subsidiaries consists of their portfolios of investment securities. Each of these subsidiaries is required by the laws of its state of domicile to maintain assets of a statutorily defined quality and amount. See “Investment Policies” below. Under state laws, certain levels of capital and surplus must be maintained and certain amounts of portfolio securities must be segregated or deposited with appropriate state officials. Various state statutes require title insurers to defer a portion of all premiums in a reserve for the protection of policyholders and to segregate investments in a corresponding amount. State regulatory policies also restrict the amount of dividends and distributions that title insurance companies may pay to their shareholders without prior regulatory approval. Generally, all of the title underwriters that meet certain financial thresholds are required to engage independent auditors to audit their statutory basis financial statements which, along with the auditor’s report, must be filed with the state insurance regulators.

The National Association of Insurance Commissioners (the “NAIC”) has adopted model legislation that if enacted by individual states would regulate title insurers and agents nationally and would change certain statutory reporting requirements. The proposed legislation also would require title insurers to audit agents periodically and require licensed agents to maintain professional liability insurance. A number of states have adopted legislation similar to some of the provisions contained in the NAIC model legislation. The Company cannot predict whether all or any portion of the proposed legislation or any other legislation further regulating title insurers and agents will be adopted in any other states or federally. Also, the NAIC has adopted an instruction requiring an annual certification of reserve adequacy by a qualified actuary. Because all of the states in which the Company’s title insurance subsidiaries are domiciled require adherence to NAIC filing procedures, each such subsidiary, unless it qualifies for an exemption, must file an actuarial opinion with respect to the adequacy of its reserves.

Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by state agencies of any change in control of an insurance company or insurance holding company that is domiciled (or, in some cases, doing business) in that state. Under such current laws, any future transaction that would constitute a change in control of the Company would generally require approval by the state insurance departments of Arizona, California, New Jersey, New York, Pennsylvania, Tennessee and Virginia. Such a requirement could have the effect of delaying or preventing certain transactions affecting the control of the Company or the ownership of its Common Stock, including transactions that could be advantageous to the Company’s shareholders.

Cyclicality and Seasonality

The title insurance business is closely related to the overall level of residential and commercial real estate activity, which is generally affected by the relative strength or weakness of the United States economy. In addition, title insurance volumes fluctuate based on the effect that changes in interest rates have on the level of real estate activity. Periods of increasing interest rates usually have an adverse impact on real estate activity and therefore premium and fee revenues. In contrast, real estate activity usually increases when interest rates fall. During 2004, interest rates, while still near historical lows, fluctuated monthly with a rise towards the end of the year. In 2003 the Company and the title insurance industry benefited from the lowest interest rates in the last 40 years.

Prior to 2002, residential real estate activity has been generally slower in the winter, when fewer families buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity is generally more uniform throughout the seasons, but is subject to interest rate variability. The Company typically reports its lowest revenues in the first quarter, with revenues increasing into the second quarter and through the third quarter. The fourth quarter customarily may be as strong as the third quarter, depending on the level of activity in the commercial real estate market. Due to historically low interest rates in the last three years, the Company’s results have not followed the typical seasonal patterns. In 2004, 2003 and 2002 the Company’s fourth quarter revenues were stronger than the third quarter primarily due to increased activity in the commercial real estate market each year and as a result of an increase in non-title operations in 2004 and an increase in refinance activity in the residential real estate market in 2003 and 2002.

Environmental Matters

Title insurance policies specifically exclude any liability for environmental risks or contamination. Policies issued before 1984, while not specifically addressing environmental risks, are not considered to provide any coverage for such matters, and the Company has not experienced and does not expect any significant expenses related to environmental claims.

Through the Company’s subsidiaries, it sometimes acts as a temporary title holder to real estate under a nominee holding agreement and sometimes participates in title holding agreements involving tax-deferred exchanges. The Company’s customers in such situations generally are financially strong entities from whom the Company secures indemnification for potential environmental and other claims. In other situations where the Company might acquire title to real estate, it will generally require that an appropriate environmental assessment be made to evaluate and avoid any potential liability.

Lender Services

Products and Services

The Lender Services segment focuses on mortgage lenders as a distinct customer base for certain of the Company’s products and services, including real estate tax processing, flood zone certifications, consumer mortgage credit reporting, default management services, and mortgage loan subservicing.

Tax Services – With the acquisition of LandAmerica Tax & Flood Services, Inc., formerly known as LERETA Corp. (“LATF”) on October 1, 2003, the Company began to offer real estate tax processing services to mortgage lenders through LATF’s nationwide network. This service monitors and reports real estate property tax data needed by mortgage lenders on properties securing loans made by such mortgage lenders. During the lending process, LATF can advise lenders whether there are any delinquent taxes associated with the property. Where the lender requires an escrow for the payment of taxes by borrowers during the term of the loan, LATF determines the timing and amount of the tax payment due on the property and interfaces with the loan servicing department of the mortgage lender and the various local taxing authorities to facilitate the timely payment of real property taxes.

Services performed for mortgage lenders vary significantly, as some lenders prefer complete outsourcing of all tax service functions to LATF while other lenders prefer to perform their own tax services and purchase data from LATF. The Company believes that the trend among large lenders recently has been to perform their own tax service. LATF has developed a series of products to provide those lenders with the data and other tools they need to perform the tax service functions themselves.

Four mortgage lending customers account for approximately 54% of LATF’s gross revenues. LATF competes on the basis of price and service with its three main competitors in the tax service business – The First American Corporation, Fidelity National Financial Corp. and ZC Sterling Insurance Agency, Inc.

Flood Zone Certifications – Through LATF, the Company provides mortgage lenders with information regarding whether property that is to be used to secure a loan is located in a special flood hazard area as defined by a federal agency. If the structure is in a special flood hazard area, the borrower is required to purchase flood insurance prior to closing of the transaction. LATF’s flood service includes an initial flood zone determination report provided to the lender at the origination of the loan and subsequent notifications to the lender during the term of the loan of any changes in a property’s flood zone status brought about by changes in flood insurance rate maps by the Federal Emergency Management Agency.

Although there are numerous suppliers of flood zone certification services, the largest competitors of LATF are The First American Corporation and Fidelity National Financial, Inc. The Company continued its expansion in the flood certification business with the purchase of Horizon Certification Services, Ltd. in the third quarter of 2004.

Consumer Mortgage Credit Reporting – The Company provides consumer mortgage credit reporting services through LandAmerica Credit Services, Inc. (“LACR”), a wholly-owned subsidiary of the Company’s subsidiary INFO1 Holding Company, Inc. LACR is a nationwide provider of consumer credit reports and income, employment, and tax return verifications to lenders engaged in mortgage origination. LACR’s technology interfaces with many loan origination systems and permits 24 hour/7 days a week monitoring and response. Its credit information is obtained using technology linked to the three major credit bureaus, Equifax, Experian and Trans Union. In addition, through LACR’s Bureau Direct™, a borrower’s erroneous credit information can be updated at each of the three major credit bureaus in 72 hours or less, thereby reducing the necessary paperwork and time required by the borrower and the lender seeking to close a transaction. In February, October and December 2004, LACR expanded through acquisitions of credit reporting companies in Utah, California, New Jersey and Indiana.

Default Management – A subsidiary of the Company, LandAmerica Default Services Company (“LADS”), provides comprehensive default management services to lenders and mortgage servicing operations. These services consist of customized reports, broker price opinions and appraisals, foreclosure, management of properties acquired at foreclosure, bankruptcy services, reconveyance processing and lien release. In December 2004, LADS expanded its presence in California and New York with the acquisition of a default services company.

Mortgage Loan Subservicing – Effective December 1, 2004, the Company acquired LoanCare Servicing Center, Inc. (“LoanCare”), a large mortgage loan subservicer. LoanCare is an approved servicer with the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association, the Federal Housing Administration, the Veterans Administration, several nationwide financial institutions, and a number of private investors.

Financial Services

The Financial Services segment includes Orange County Bancorp and its wholly-owned subsidiary, Centennial Bank, a California industrial bank acquired by the Company in November 2003 (“Centennial”). Centennial’s primary business is the origination and bulk purchase of commercial real estate loans in the Southern California market. Deposits are solicited through the internet for both certificates of deposit and passbook savings accounts. As an industrial bank, Centennial does not accept demand deposits, such as checking accounts, that provide for payment to third parties. Centennial does not offer banking services such as credit cards or automated teller machines. The Company utilizes Centennial to hold a portion of its escrow deposits. The following is a summary of certain information relating to Centennial’s deposits, loans and allowances for loan losses for the last five years. As noted above, information related to periods prior to November 30, 2003, have not been included in the Company’s financial position and results of operations as the Company acquired the bank effective November 30, 2003.

At December 31, 2004, Centennial held $373.1 million in total deposits. Certificates of deposit and passbook savings accounts represented 52.8% and 47.2%, respectively, of total deposits as of that date.

At December 31, 2004, Centennial had $343.8 million of outstanding loans which is 92.1% of total deposits. The average loan balance outstanding at December 31, 2004 was $0.4 million. Centennial makes loans only on a secured basis, at loan-to-value percentages typically no greater than 75%. Significantly all of Centennial’s loans are made on a variable rate basis. Loans that Centennial made or acquired during 2004 ranged in amount from $2,000 to $7.0 million. Centennial’s commercial real estate loans are typically smaller in size and more tailored to fit the customer than those issued by large financial institutions that maintain minimum size requirements of $0.5 million to $1.0 million or more. Centennial’s primary competitors in the California market are local community banks, thrift and loan companies and, to a lesser extent, commercial banks.

The average yield on Centennial’s loan portfolio as of December 31, 2004 was 6.8%. A number of factors are included in the determination of average yield, principal among which are interest, loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of discounts on purchased loans.

The following table presents the amounts of Centennial’s outstanding loans, by category, as of the dates indicated.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In millions)
Commercial, financial and agricultural	$—	$0.1	$0.1	$0.3	$0.1
Real estate – mortgage	342.3	253.9	203.7	142.8	103.6
Installment loans to individuals	1.5	4.3	11.0	18.7	22.5
Lease financing	—	—	0.3	0.3	0.3

Total	$343.8	$258.3	$215.1	$162.1	$126.5

The performance of Centennial’s loan portfolio is evaluated on an ongoing basis by its management. Loans are typically classified as non-accrual if they miss three or more contractual payments. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, in accordance with the contractual interest and principal payment terms of interest and principal. While a loan is classified as non-accrual and future collectibility of the recorded loan balance is doubtful, collections of both interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest may be recognized on a cash basis.

The following table sets forth the amount of Centennial’s nonperforming loans as of the dates indicated.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in millions)
Nonaccrual loans	$—	$0.1	$0.1	$0.1	$0.2

Total nonperforming assets	$—	$0.1	$0.1	$0.1	$0.2

Allowance for loan losses to nonperforming assets	100.0X	23.44X	30.57X	18.43X	7.62X

Nonperforming assets to period end loans	.0%	.04%	.03%	.05%	.13%

Based on a variety of factors concerning the creditworthiness of its borrowers, the Company determined that Centennial had no potential problem loans in existence as of December 31, 2004.

The allowance for loan losses is established through a provision for loan losses. A loan is charged off against the allowance for loan losses when the Company believes that collectibility of the principal is unlikely. The allowance is an amount that management believes is adequate to absorb estimable and probable losses on existing loans and contracts. The Company takes into consideration changes in the nature and volume of its portfolio, overall portfolio quality, prior loss experience, review of specific problem loans and contracts, regulatory guidelines and current economic conditions that may affect the borrower’s ability to pay. Additionally, certain regulatory agencies, as part of their examination process, periodically review the Company’s allowance for loan losses. These agencies may require adjustments to the allowance based on their judgment regarding information made available to them. See Note 1 to the accompanying Consolidated Financial Statements.

The following table provides certain information with respect to Centennial’s allowance for loan losses, and charge-off and recovery activity, for the periods indicated.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in millions)
Balance at beginning of period	$2.6	$2.1	$1.6	$1.3	$1.0
Charge-offs:
Installment loans to individuals	0.1	0.3	0.5	0.6	0.4

Total loans charged off	0.1	0.3	0.5	0.6	0.4

Recoveries:
Real estate – mortgage	—	—	—	—	—
Installment loans to individuals	—	0.1	0.1	0.1	0.1

Total recoveries	—	0.1	0.1	0.1	0.1

Net charge-offs	0.1	0.2	0.4	0.5	0.3
Provision for loan losses	0.9	0.7	0.9	0.8	0.6

Balance at end of period	$3.4	$2.6	$2.1	$1.6	$1.3

Ratio of net charge-offs to average loans outstanding during the period	0%	.1%	.2%	.4%	.4%

The following table shows the allocation of Centennial’s allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated.

	Year Ended December 31,
	2004		2003		2002		2001		2000
	(Dollars in millions)
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Real estate – mortgage	$1.7	50.0%	$1.3	50.0%	$0.9	42.9%	$0.6	37.5%	$0.5	38.5%
Installment loans to individuals	0.1	2.9%	0.2	7.7%	0.4	19.1%	0.6	37.5%	0.6	46.2%
Unallocated	1.6	47.1%	1.1	42.3%	0.8	38.0%	0.4	25.0%	0.2	15.3%

Total	$3.4	100.0%	$2.6	100.0%	$2.1	100.0%	$1.6	100.0%	$1.3	100.0%

(1)	Each percentage represents the percent of the loans in the applicable category to total loans.

Corporate and Other

The Corporate and Other group of businesses include LandAmerica Assessment Corporation, Inspectech, Inc., LandAmerica Valuation Corporation, formerly known as LandAmerica Commercial Appraisal Corporation, and Buyers Home Warranty Company.

LandAmerica Assessment Corporation – LandAmerica Assessment Corporation, a subsidiary of the Company, offers due diligence services to assist clients in determining the initial feasibility of commercial real estate transactions and ongoing due diligence requirements in the United States, Canada, Mexico, the Caribbean and Europe. LandAmerica Assessment Corporation’s field professionals provide coverage for a variety of due diligence services including real estate engineering services, environmental assessment services, construction monitoring services, and surveillance services.

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

Surveillance services primarily include property inspections such as LandAmerica Assessment Corporation’s industrial tenant audit for surveillance purposes and commercial mortgage backed securities annual property inspection. These services are designed to assess property condition and potential environmental risk and determine maintenance requirements.

In September 2004, the Company expanded its presence in the due diligence services business through the acquisition of an environmental and structural due diligence company providing services for commercial real estate clients throughout the United States, as well as Canada, Mexico, and the Caribbean.

Inspectech — Inspectech, Inc., a subsidiary of the Company, provides commercial and residential inspections for real estate transactions in Arizona, California, Florida, Georgia, Illinois, Indiana, New Jersey, and Wisconsin. In 2004, Inspectech expanded its geographic presence into Texas, Ohio, and Missouri through 7 acquisitions.

Commercial Appraisal Operations – LandAmerica Valuation Corporation, formerly known as LandAmerica Commercial Appraisal Corporation, a subsidiary of the Company, offers commercial appraisals and valuations. These operations offer appraisals and valuations on all types of property including office, retail, industrial, multi-family, special purpose, and hospitality. Custom report formats are offered based on lender specifications in addition to all standard commercial reports.

Buyers Home Warranty – In September 2004, the Company purchased Buyers Home Warranty Company (“BHW”), headquartered in California, which provides and services home warranty contracts in California, Texas, Arizona, Colorado, Nevada, New Mexico, and Oklahoma.

Investment Policies

The Company earns investment income from its portfolio consisting primarily of fixed-maturity debt securities issued principally by corporations and United States, state and local jurisdictions, as well as by United States government agencies. Additionally, the Company earns investment income through its portfolio of loans receivable at Centennial. The investment portfolio primarily resides in the Company’s title underwriting subsidiaries, while the loan portfolio is reported in the Company’s Financial Services segment. At December 31, 2004, substantially all of the Company’s investment portfolio consisted of investment grade securities. Under the Company’s investment guidelines, up to 20% of the investment portfolio may be invested in non-fixed maturity investments. The Company’s portfolio is managed to comply with the various state regulatory requirements while maximizing net after-tax yield. The Company generally does not invest in common stock issued by unaffiliated entities other than a 2% allocation to REIT securities. The investment portfolio is managed by professional investment advisors under guidelines that govern the types of permissible investments, investment quality, maturity, duration, and concentration of issuer. These guidelines and the Company’s investment strategies are established and periodically reexamined by the Investment Funds Committee of the Company’s Board of Directors. This committee also reviews the performance of the investment advisors on a quarterly basis. See Note 2 to the accompanying Consolidated Financial Statements.

Centennial’s loan portfolio consists primarily of moderately sized commercial real estate loans to individuals, corporations, LLCs and partnerships. Loan applications go through a rigorous underwriting process before being submitted for approval to the Loan Committee of Centennial’s Board of Directors. Although the vast majority of loans are secured by real estate located in California, the portfolio is well diversified by borrower, property location and property type. Loans typically meet maximum loan to value requirements of 75%. Income generated from the leasing of said real estate by the borrower generally results in a debt coverage ratio in excess of 1.15x. Monthly loan portfolio performance reports are reviewed by Centennial’s Board of Directors.

Employees

As of December 31, 2004, the Company had 11,408 full time and 716 part time employees. The Company’s relationship with its employees is good. No employees are covered by any collective bargaining agreements, and the Company is not aware of any union organizing activity relating to its employees.

ITEM 2.	PROPERTIES

The Company owns an office building and adjacent real estate in Richmond, Virginia that is used for its corporate offices. This property consists of approximately 128,000 square feet of office space and parking facilities. In addition, the Company and its subsidiary LATF own certain properties that, in the aggregate, are not material to the Company’s business taken as a whole. The Company’s subsidiaries conduct their business operations primarily in leased office space. As of December 31, 2004, the Company had numerous leases for its branch offices and subsidiaries throughout the states in which they operate.

The Company’s title plants constitute a principal asset. Title plants consist of copies of public records, maps, documents, previous reports, and policies indexed to specific properties in an area. The title plants are generally located at the office which serves a particular locality or in “service centers” serving multiple localities in major metropolitan areas. They enable title personnel to examine title matters relating to a specific parcel of real property as reflected in the title plant, and eliminate or reduce the need for a separate search of the public records. They contain material dating back a number of years and are updated (with the exception of certain title plants) through the addition of copies of documents filed of record which affect real property. The Company maintains title plants covering many of the areas in which it operates, although certain offices utilize title plants jointly owned and maintained with other title insurers. The Company capitalizes only the initial cost of title plants. The cost of maintaining such plants is charged to expense as incurred. The title plants and title examination procedures have been automated and computerized to a large extent in many areas.

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

Litigation Not in the Ordinary Course of Business

On September 5, 2002, Thomas Branick and Ardra Campbell filed a representative suit on behalf of the general public against Southland Title Corporation (“Southland”), a subsidiary of the Company, in the Los Angeles Superior Court (Case No. BC 280961). The Complaint, as amended, pleads causes of action for unfair competition (California Business and Professions Code §§ 17200, et. seq.) and unfair business practices (California Business and Professions Code §§ 17500, et. seq.) and generally alleges that Southland improperly charged its customers for recording documents incident to real estate transactions and overcharged its customers for administrative fees. Plaintiffs seek injunctive relief and restitution. On September 3, 2004, the trial court granted Southland’s Motion for Judgment on the Pleadings and on September 16, 2004 entered a final judgment dismissing this case. On November 15, 2004, Plaintiffs filed a Notice of Appeal of the judgment and the matter is currently pending in the Second District of the California Court of Appeal. Southland intends to vigorously defend the appeal. The parties are exploring opportunities for potential settlement and have agreed to participate in nonbinding Court of Appeal sponsored mediation scheduled for April 4, 2005. Based on the fact that the suit is still in its initial stages, at this time no estimate of the amount or range of loss that could result from an unfavorable outcome can be made.

On May 9, 2000, Romeo Jergess filed a putative class action suit (the “Jergess Suit”) in the United States District Court for the Eastern District of Michigan, Southern Division (Case No. 00-72124) against Transnation Title Insurance Company (“Transnation”), a subsidiary of the Company. The suit alleges that Transnation’s rate for an owner’s title insurance policy, charged in accordance with rates for new construction filed with the Insurance Bureau of the State of Michigan, are less than the rate paid by the lender for a simultaneously issued lender’s title insurance policy, and that the lower rate paid by the builder/developer for the owner’s policy involves an illegal kickback for a referral and an illegal splitting of fees in violation of the Real Estate Settlement Procedures Act (“RESPA”). On April 27, 2001, a similar suit was filed by Elaine Miller (the “Miller Suit”) in the same court (Case No. 01-71647) against Lawyers Title Insurance Corporation (“Lawyers Title”), a subsidiary of the Company. The plaintiffs in both suits seek an unspecified amount of damages equal to three times the amount of the charge for each simultaneously issued lender’s title insurance policy in connection with a new home purchase commencing with the period one year before the filing of each complaint, plus costs, interest and attorneys’ fees. Transnation and Lawyers Title have engaged a forensic accountant to review plaintiffs’ estimate that the charges collected for such policies by Transnation and Lawyers Title from the class as originally defined is approximately $15 million. The Jergess Suit and the Miller Suit were consolidated on July 18, 2002 with cases pending against First American Title Insurance Company and Chicago Title Insurance Company. On December 5,

2002, the court certified a class defined as all individuals who, during the period commencing prior to one year of the filing of the applicable suit and ending on October 30, 2002, purchased a newly constructed one to four family dwelling or condominium and were charged for a lender’s title insurance policy allegedly in violation of RESPA. On February 12, 2003, the United States Court of Appeals for the Sixth Circuit denied Transnation’s and Lawyers Title’s petitions for an interlocutory appeal of the class certification order. On October 30, 2003, the judge ordered that individuals otherwise meeting the class definition, but who closed transactions involving relevant policies between October 31, 2002 through October 30, 2003, would not be subject to a statute of limitations defense raised by Transnation Title or Lawyers Title between October 30, 2003 and October 31, 2004. On October 28, 2004, Transnation and Lawyers Title stipulated to an order that individuals otherwise meeting the class definition, but who closed transactions involving relevant policies between October 31, 2002 through October 30, 2004, would not be subject to a statute of limitations defense raised by Transnation or Lawyers Title between October 30, 2004 and October 31, 2005. The court currently has under consideration a Motion to proceed to trial with the certified class as originally defined. On January 13, 2005, the court denied Transnation’s and Lawyers Title’s motion to dismiss the case for lack of standing. On February 7, 2005, the court dismissed without prejudice Transnation’s and Lawyers Title’s Motion for Partial Summary Judgment with respect to those members of the class covered by the affiliated business exception under RESPA with the court indicating that the parties could resubmit the motion with additional information. The court has not yet ruled on the parties’ cross Motions for Summary Judgment on Count II of plaintiffs’ complaint alleging an illegal splitting of fees under RESPA. The parties have agreed to participate in nonbinding mediation scheduled for May 3-4, 2005. A trial date has been set for July 18, 2005. Transnation and Lawyers Title intend to vigorously defend the consolidated suits.

On June 22, 2004, Gateway Title Company, Inc., Commonwealth Land Title Company, Inc. and LandAmerica Financial Group, Inc. (“Plaintiffs”) filed a Complaint, subsequently amended by a First Amended Complaint filed June 25, 2004, in the Superior Court of California, County of Los Angeles, Central District, against the Mercury Company and its affiliates Financial Title, Alliance Title, Investors Title and various individuals including Joseph DiChiacchio, a former manager of LandAmerica (Case No. BC 317441) (collectively, the “Defendants”). The lawsuit claims substantial monetary and punitive damages for unfair competitive business practices in conjunction with Plaintiffs’ loss of over 200 employees in California, most of which appears to have occurred within an approximately twelve month period. On August 12, 2004, the Court granted a Temporary Restraining Order, followed by a request for a Preliminary Injunction, which was granted September 27, 2004 against the Defendants based upon a showing of significant likelihood of Plaintiffs prevailing on the merits combined with irreparable harm to Plaintiffs if injunctive relief did not issue. The injunctive relief generally prohibited the solicitation of Plaintiffs’ employees. The preliminary injunctive relief has now expired and discovery and the calculation of damages are underway. On December 13, 2004, Alliance Title Company, Inc., Financial Title Company, Inc., Roberto Olivera and Ray Arias filed a Cross-Complaint for unfair competitive business practices. On December 13, 2004, Mr. DiChiacchio also filed a Cross-Complaint alleging similar claims, including back wages and additional bonus payments. Plaintiffs deny, are disputing and intend to vigorously defend the Cross-Complaints. A trial date has been set for October 3, 2005. Management believes that damages caused to Plaintiffs by Defendants far exceed any claim of offset raised in the Cross-Complaints.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

EXECUTIVE OFFICERS

Senior management changes effective January 1, 2005 included the promotion of Theodore L. Chandler, Jr. to Chief Executive Officer of the Company. Mr. Chandler retained the title of President, and Mr. Charles H. Foster, Jr. retained the title of Chairman of the Board of the Company. Vice Chairman Janet A. Alpert retired December 17, 2004. Christine R. Vlahcevic was appointed Senior Vice President and Corporate Controller to replace John R. Blanchard who retired on December 31, 2004.

Set forth below are the persons who serve as executive officers of the Company, their ages and positions as of March 1, 2005, and their business experience during the prior five years. There are no family relationships between any of such persons and any director, executive officer or person nominated or chosen to become a director or executive officer.

Name	Age	Office and Experience
Charles H. Foster, Jr.	62	Chairman of the Board of the Company since January 1, 2005. Mr. Foster previously served as Chairman and Chief Executive Officer of the Company and Lawyers Title, positions he held for more than five years. Mr. Foster served as Chairman and Chief Executive Officer of Commonwealth and Transnation from June 1, 1999 to December 31, 2004.

Theodore L. Chandler, Jr.	52	President and Chief Executive Officer of the Company and each of Lawyers Title, Commonwealth and Transnation since January 1, 2005. Mr. Chandler previously served as President and Chief Operating Officer of the Company and each of Lawyers Title, Commonwealth and Transnation from January 1, 2004 to December 31, 2004. Mr. Chandler served as Chief Operating Officer of the Company and each of Lawyers Title, Commonwealth and Transnation from July 24, 2002 to December 31, 2003. Mr. Chandler served as Senior Executive Vice President of the Company and each of Lawyers Title, Commonwealth and Transnation from January 31, 2000 until July 24, 2002. Mr. Chandler was a member of the law firm of Williams Mullen until January 31, 2000, a position he held for more than five years.

G. William Evans	50	Chief Financial Officer of the Company and each of Lawyers Title, Commonwealth and Transnation since September 15, 1999.

Name	Age	Office and Experience
Michelle H. Gluck	45	Executive Vice President, General Counsel and Secretary of the Company and each of Lawyers Title, Commonwealth and Transnation since January 1, 2004. Ms. Gluck served previously as Vice President, Associate General Counsel and Assistant Secretary of Kmart Corporation from June 2001 to September 2003 and Vice President, Associate General Counsel and Assistant Secretary of The Sports Authority, Inc. from February 1999 to May 2001.

Kenneth Astheimer	56	Executive Vice President – Agency Services of the Company since September 2002. Mr. Astheimer also serves as Executive Vice President for each of Lawyers Title, Commonwealth and Transnation, positions held for more than five years. Mr. Astheimer previously served as President and Chief Executive Officer of LandAmerica OneStop from January 2001 to September 2002. Mr. Astheimer served as Executive Vice President – Regional Manager from January 1998 to January 2001.

Jeffrey C. Selby	59	Executive Vice President – Commercial Services of the Company since January 1, 2004. Mr. Selby also serves as Executive Vice President of Commonwealth and Transnation, positions held since March 25, 1999 and for Lawyers Title, a position he has held for more than five years. Mr. Selby served as Executive Vice President - Director of National Commercial Services and Manager of National Agents and Affiliates of the Company from February 17, 1999 to December 31, 2003.

Glyn J. Nelson	51	Executive Vice President – Residential Services of the Company and Lawyers Title since January 1, 2004 and Senior Vice President of Commonwealth and Transnation since May 1998. Prior to January 1, 2004, he served as Senior Vice President of the Company, a position he held for more than five years.

Melissa A. Hill	48	Executive Vice President – Production and Process Improvement of the Company since January 1, 2004. Ms. Hill previously served as President of LandAmerica OneStop from August 2002 to December 2003. Ms. Hill served in a variety of capacities for the Company between April 2001 and August 2002. Ms. Hill was Chief Operating Officer of Enterra, a division of The Associates from January 1999 to April 2001.

Name	Age	Office and Experience

Christine R. Vlahcevic	42	Senior Vice President - Corporate Controller of the Company and each of Lawyers Title, Commonwealth and Transnation since January 1, 2005. Ms. Vlahcevic previously served as Controller of Chesapeake Corporation from October 2000 to December 2004 and as Chesapeake Corporation’s Assistant Controller from October 1999 to September 2000.

In addition, the Board of Directors has appointed Albert V. Will to serve as an executive officer of the Company effective March 15, 2005. Mr. Will, age 49, will hold the office of Executive Vice-President – Lender Services. Mr. Will previously served as President of Lincoln Abstract, LLC, a position he held from April 2004 to March 2005. Prior to April 2004, Mr. Will served as Executive Vice President, Radian Guaranty and President, Radianexpress.com of Radian Group, Inc., positions he held for more than five years.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Price Range
	High	Low	Dividends
Year Ended December 31, 2003
First quarter	$40.10	$35.50	$0.07
Second quarter	48.91	39.40	0.07
Third quarter	50.54	43.55	0.10
Fourth quarter	53.18	44.60	0.10

Year Ended December 31, 2004
First quarter	$57.73	$40.84	$0.10
Second quarter	46.20	35.51	0.10
Third quarter	46.05	36.00	0.15
Fourth quarter	57.57	45.7	0.15

The Company’s current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Board of Directors, will be subject to contractual restrictions contained in a Company loan agreement, as described below, and will be dependent upon the future earnings, financial condition and capital requirements of the Company and other factors.

Because the Company is a holding company, its ability to pay dividends will depend largely on the earnings of, and cash flow available from, its subsidiaries. In a number of states, certain of the Company’s insurance subsidiaries are subject to regulations that require minimum amounts of statutory surplus. Under these and other such statutory regulations, approximately $83.0 million of the net assets of the Company’s consolidated insurance subsidiaries are available for dividends, loans or advances to the Company during 2005.

In addition to the minimum statutory surplus requirements described above, these insurance subsidiaries are also subject to state regulations that require approval of the insurance regulators of such states prior to payment of any extraordinary dividends or distributions. The Company received approval from the Virginia Bureau of Insurance for an extraordinary dividend of $100.0 million from Lawyers Title Insurance Corporation in connection with the acquisition of LandAmerica Tax & Flood Services, Inc., formerly known as LERETA Corp. (“LATF”), on October 1, 2003.

The following table summarizes the insurance laws and regulations that restrict the amount of dividends or distributions that Commonwealth, Lawyers Title and Transnation are permitted to distribute to the Company in the 12-month period ending December 31, 2005 without prior regulatory approval:

Subsidiary	Regulatory Agency	Regulatory Limitation	Financial Limitation (1)
Commonwealth	Pennsylvania Department of Insurance	Payment of dividends or distributions may not exceed the greater of: • 10% of such insurer’s surplus as of the preceding year end, or • the net income of such insurer for such preceding year.	$53.2 million

Lawyers Title	Virginia Bureau of Insurance

Payment of dividends or distributions is limited to the lesser of:

•      10% of such insurer’s surplus as of the preceding December 31, or

•      the net income, not including realized capital gains, of such insurer for the preceding calendar year.

$23.8 million

Transnation	Arizona Department of Insurance

Payment of dividends or distributions is limited to the lesser of:

•      10% of such insurer’s surplus as of the preceding December 31, or

•      such insurer’s net investment income for the preceding calendar year.

$6.0 million

(1)	Based on statutory financial results for the year ended December 31, 2004.

In addition to regulatory restrictions, the Company’s ability to declare dividends is subject to restrictions under a Revolving Credit Agreement, dated as of November 6, 2003 between the Company and a syndicate of banks led by SunTrust Bank, and amended by the First Amendment to Revolving Credit Agreement dated as of March 17, 2004, the Second Amendment to Revolving Credit Agreement dated as of April 30, 2004, and the Third Amendment to Revolving Credit Agreement dated as of October 27, 2004 (as amended, the “Revolving Credit Agreement”), that generally limit the aggregate amount of all cash dividends and stock repurchases by the Company to 40% of its cumulative consolidated net income arising after December 31, 2002. As of December 31, 2004, approximately $65.8 million was available for the payment of dividends by the Company under the Revolving Credit Agreement. Management does not believe that the restrictions contained in the Revolving Credit Agreement will, in the foreseeable future, adversely affect the Company’s ability to pay cash dividends at the current dividend rate.

Number of Shareholders of Record

As of March 4, 2005, there were approximately 1,207 shareholders of record of the Company’s Common Stock, including the Depository Trust Corporation, which acts as a clearinghouse and nominee for multiple brokerage and custodial accounts.

Issuer Purchases of Equity Securities

c)	The following table sets forth the details of purchases of common stock under the Executive Voluntary Deferral Plan and Outside Directors Deferral Plan that occurred in the fourth quarter of 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2004	1,313	$47.95	—	—
November 1 through November 30, 2004	425	$48.99	—	—
December 1 through December 31, 2004	—	—	—	1,000,000

(1)	The share repurchases in the above table are the result of two employee benefit plans.

(2)	A share purchase plan (“Purchase Plan”) was announced by the Company on December 8, 2004 and provides for the purchase of up to 1.0 million shares or $60.0 million. The Company had not purchased any of the shares authorized under the Purchase Plan as of December 31, 2004.

(3)	Purchases other than the Purchase Plan were made on behalf of a trust maintained by the Company for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. For additional information on these plans, see the Notes to the accompanying Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying Consolidated Financial Statements and Notes thereto.

	2004		2003		2002		2001		2000
For the year ended December 31:	(Dollars in millions, except per share amounts)
Revenues	$3,522.1		$3,406.0		$2,586.6		$2,170.5		$1,802.4
Net income (loss)	146.3	(1)(2)	192.1	(2)	149.4	(3)	60.3	(4)	(80.8	)(5)
Net income (loss) per common share	8.07		10.43		8.10		3.42		(6.60)
Net income (loss) per common share assuming dilution	8.01		10.31		8.04		3.24		(6.60)
Dividends per common share	0.50		0.34		0.24		0.20		0.20
At December 31:
Total assets	3,290.0		2,717.5		1,910.8		1,707.5		1,619.0
Shareholders’ equity	1,151.1		1,044.5		863.6		727.5		644.1

(1)	In the fourth quarter of 2004, the Company recorded $9.2 million, or $5.9 million after taxes, in litigation settlement costs after taxes. Additionally, the Company amended its pension plan effective December 31, 2004 to cease future accruals resulting in a curtailment gain of $4.8 million, or $3.1 million after taxes.

(2)	In 2004, the Company recorded $6.5 million, or $4.2 million net of taxes, in exit and termination costs. In 2003, the Company recorded exit and termination costs of $0.3 million, or $0.2 million net of taxes. Additionally, the Company recorded title plant impairments of $5.0 million, or $3.2 net of taxes, and $4.9 million, or $3.2 million net of taxes, in 2004 and 2003, respectively. See Note 18 to the accompanying Consolidated Financial Statements.

(3)	In 2002, the Company recorded exit and termination costs of $13.4 million, or $8.7 million net of taxes.

(4)	In the fourth quarter of 2001, the Company reassessed the carrying value of intangibles and capitalized software which resulted in charges to earnings of $51.4 million, or $32.9 million after taxes.

(5)	The net loss reported by the Company for the fiscal year ended December 31, 2000 resulted from a change in the Company’s method for assessing the recoverability of goodwill (not associated with impaired assets) during the fourth quarter of 2000 which resulted in charges of $172.5 million, or $110.4 million after taxes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s long-term goal is to enhance its position as one of the largest providers of real estate transaction services. To accomplish this objective, the Company has expanded its operations through internal growth and selective strategic acquisitions. The Company’s business operations are organized under three primary business segments: Title Insurance, Lender Services and Financial Services. Other operating business segments not required to be reported separately are reported in a category called Corporate and Other. These groupings of business operations are consistent with the way the Company’s management views its business results and consistent with Financial Accounting Standards Board Release No. 131, Disclosures about Segments of an Enterprise and Related Information.

The Company’s dominant business operation continues to be its Title Insurance segment which accounted for 93.9% and 97.4% of the Company’s operating revenues in 2004 and 2003, respectively.

Title Insurance

The Company’s Title Insurance segment is influenced by the level of real estate activity and the cost and availability of mortgage funds. The demand for the Company’s title insurance products and services is dependent upon, among other things, the volume of residential and commercial real estate transactions, including mortgage refinancing transactions. The volume of these transactions has historically been influenced by factors such as interest rates and the state of the overall economy. For example, when interest rates are increasing or during an economic downturn or recession, real estate activity typically declines and the Company experiences lower revenues and profitability. The cyclical nature of the Company’s business has caused fluctuations in revenues and profitability in the past and is expected to do so in the future. Prior to 2002, the Company also experienced seasonality within a particular year. Due to the historically low interest rates in the last three years, the Company’s results have not followed their typical seasonal patterns. The Company anticipates that its normal seasonality will return in future periods. See “Cyclicality and Seasonality” below.

The Company’s Title Insurance segment revenues include title insurance premiums, escrow fees and fees for other ancillary services. Premiums and fees are determined both by competition and by state regulation. In addition, Title Insurance segment revenues are affected by the Company’s sales and marketing efforts. Revenue from Company-owned title operations is recognized at the time real estate transactions close. There can be a several month delay between the time that a title order is opened and the real estate transaction closes. Consequently, expenses may be incurred related to a direct title order in advance of revenues being recognized. Operating revenues from independent agents are recognized when the Company receives notification from the agent that a policy has been issued. Agent notification typically occurs later than the closing of the real estate transaction. The delay in notification varies from year to year, from agent to agent and between regions of the country. During 2004, the Company experienced an average delay between closing and reporting by agents of approximately 125 days. The delay in notification by agents not only delays revenue recognition but may also create a significant lag between changes in general real estate activity and the impact of such changes on the portion of the Company’s Title Insurance segment revenues attributable to agents.

The Company’s profit margins are affected by several factors, including the volume of real estate and mortgage refinance activity, title policy type and amount. Volume is an important determinant of profitability because the Company, like any other real estate services company, has a significant level of fixed costs arising from personnel, occupancy costs and maintenance of title plants. The Company utilizes title orders opened as a forward-looking indicator of business volume. Because premiums are based on the face amount of the policy, larger policies generate higher premiums although expenses of issuance do not necessarily increase in proportion to policy size. Cancellations affect profitability because costs incurred both in opening and in processing orders typically are not offset by fees. The Company’s results are also impacted during times of increasing or decreasing volumes since the Company cannot immediately match its staffing requirements to changes in its business volumes.

The Company’s largest expense is commissions paid to agents. The Company regularly reviews the profitability of its agents, adjusting commission levels or canceling certain agents where profitability objectives are not being met and expanding operations where acceptable levels of profitability are available. The Company continually monitors its operating expenses which are the sum of salaries and employee benefits, agency commissions and other expenses (exclusive of interest, amortization and certain other items) as a percentage of operating revenues.

Generally, title insurance claims rates are lower than other types of insurance because title insurance policies insure against prior events affecting the quality of real estate titles rather than against unforeseen, and therefore less predictable, future events. See “Critical Accounting Estimates – Policy and Contract Claims” for further discussion. In addition, the Company may be subject to claims and litigation other than in the ordinary course of business. In 2004, the Company settled certain outstanding litigation resulting in a pre-tax charge to earnings of approximately $9.2 million in the fourth quarter. In addition, in 2004, the Company received requests for information and subpoenas from certain states seeking information relating to investigations of the business practices of the Company and the title insurance industry. Multiple states are specifically investigating reinsurance. The Company may receive additional requests for information and/or subpoenas in the future. The Company expects to cooperate with all such requests or subpoenas. State investigations may pose a significant challenge in 2005. For a discussion of pending material legal proceedings, see “Item 3 – Legal Proceedings.”

Operating revenues in 2004 were slightly lower than in 2003 reflecting reduced residential activity partially offset by increased revenue achieved through acquisitions and increased levels of commercial real estate activity. Operating revenues in 2003 benefited from record setting levels of mortgage and refinancing activities. For fiscal year 2005, the Company expects interest rates to rise and growth to continue through acquisitions; however, as interest rates rise, the volume of residential activity is expected to continue to decline consistent with the cyclical nature of the title insurance business. As a result, operating results for the years ended 2002 through 2004 should not be viewed as indicative of results for any future period. To counter this trend, the Company has initiated a sales enhancement process to spur organic sales growth. The sales process trains the Company’s sales personnel to effectively market the Company’s title insurance and related products and services to its customers.

The Company continually evaluates its cost structure to optimize it for anticipated business levels. In response to declining mortgage volumes, the Company implemented a cost reduction program begun in the fourth quarter of 2003 aimed at reducing staffing and cost levels within existing operations to a level more consistent with anticipated transaction volumes. As a result, in the first quarter of 2004, the Company announced plans to further reduce its cost structure within existing operations by at least $70 million on an annualized basis. At June 30, 2004, the Company had implemented reductions to achieve at least the targeted cost savings. Although the Company’s staffing and cost levels were reduced as a result of the aforementioned plans, the Company saw an overall increase in salaries and employee benefits and general and administrative expenses during 2004 primarily due to the Company’s acquisitions.

In 2005, the Company will continue its evaluation and integration of acquisitions. The Company completed 10 Title Insurance segment acquisitions during 2004 and will evaluate potential acquisition opportunities as they arise.

Lender Services

The Company’s Lender Services segment provides services to regional and national lending institutions which complement those offered in the Company’s title insurance business. These services consist primarily of real estate tax processing and flood certification services, mortgage credit reporting, default management services, and mortgage loan subservicing. With the exception of a portion of default management, the services provided by this segment are the result of businesses acquired by the Company during 2004 and 2003. In December 2004, the Company purchased LoanCare Servicing Center, Inc. (“LoanCare”), a large mortgage loan subservicer. In October 2003, the Company entered the business of providing flood certification and real estate tax services to mortgage lenders by purchasing LandAmerica Tax & Flood Services, Inc., formerly known as LERETA Corp. (“LATF”), one of the largest tax and flood service companies in the United States. The Company initially entered the credit information business for the mortgage lending industry through its acquisition in August 2003 of INFO1 Holding Company, Inc., a wholly-owned subsidiary of the Company’s subsidiary LandAmerica Credit Services, Inc. (“LACS”). During 2004, the Company expanded the national scope of its businesses in these areas through the purchase of one flood certification business, four credit reporting businesses and one default management business.

The Lender Services segment currently realizes approximately half of its reported revenues through service revenues associated with tracking and reporting of real estate tax payments and flood zone certifications related to mortgage loans for lending institutions. The Company’s servicing agreements typically call for the Company to service the mortgage loan until cancellation or sale. The lenders pay for these services at the time they add a loan to their servicing portfolio. The Company defers a significant portion of its revenue received for these services to account for the life of loan servicing aspects of the contracts. As a result, revenue reported in the financial statements represents the amortization of both current and prior service fees and is not representative of new contract sales levels. Expenses on the other hand are charged to the income statement as incurred and are not deferred. Thus, an understanding of the levels of deferred revenues or new contract cash received in this area is critical to understanding the relative strength of underlying business related to tax and flood services. The estimated life of loans is reviewed regularly to determine if there have been changes in contract lives and/or changes in the number or timing of prepayments, and adjusted to reflect current trends. The Company is required in certain instances to reimburse part of the fees should the lender sell the loan to another party. See further discussion in “Critical Accounting Estimates” below.

Revenues in mortgage credit reporting, default management services and loan subservicing are recognized when the report or service is delivered to the customer.

This segment has a substantial opportunity to leverage the Company’s Title Insurance segment business relationships to cross-sell services to other financial institutions. A significant challenge for these businesses is their integration into the Company’s overall structure without jeopardizing their current business relationships. During 2004 the Company began offering a bundled product solution, primarily to its national lender customers, which includes products offered by the Title Insurance segment and businesses included in Lender Services. The Company expects to continue expanding organically and by acquisition in this segment and by focusing on the realization of cross-selling opportunities.

Financial Services

The business reported in this segment includes Orange County Bancorp and its wholly-owned subsidiary, Centennial Bank, a California industrial bank acquisition the Company made in November 2003 (“Centennial”).

Centennial’s primary business is the origination and bulk purchase of commercial real estate loans in the Southern California marketplace and is dependent on the viability of the commercial real estate market in Southern California. Deposits are solicited through the internet for both certificates of deposit and passbook savings accounts. As an industrial bank, Centennial does not accept demand deposits, such as checking accounts, that provide for payment to third parties. Centennial does not offer banking services such as credit cards or automated teller machines. The Company utilizes Centennial to hold a portion of its escrow deposits. The Company anticipates expanding its utilization of Centennial to facilitate escrow balance transactions.

Corporate and Other

This group includes businesses that are not significant enough in size to be reported as separate segments as well as the unallocated portion of the corporate expenses (including unallocated interest expense) related to the Company’s corporate offices in Richmond, Virginia. The businesses reported in this group provide commercial and residential inspections, commercial appraisals and assessments, and home warranties.

The Company’s assessment business is managed by the Company’s LandAmerica Assessment Corporation subsidiary that was acquired in 2002 and which is headquartered in California. This business provides due diligence services to commercial customers throughout the United States, Canada, Mexico, the Caribbean and Europe. Revenue is recognized upon completion of the services to the customer.

The Company’s commercial and residential inspection services are run by the Company’s Inspectech, Inc. subsidiary. Its business is highly dependent on the real estate industry and the levels of residential home sales and refinancings. Inspectech, Inc. charges a flat fee for each transaction which is generally collected at the time of service.

The Company’s commercial appraisal and valuation operation is run by the Company’s subsidiary LandAmerica Valuation Corporation, formerly known as LandAmerica Commercial Appraisal Corporation. Its business is highly dependent on the commercial real estate market. A fee is charged based on the type and complexity of work performed.

In September 2004, the Company purchased Buyers Home Warranty Company (“BHW”), headquartered in California, which provides and services home warranty contracts in California, Texas, Arizona, Colorado, Nevada, New Mexico, and Oklahoma. Fees charged by this business are deferred upon receipt and amortized over the life of the underlying contract which is generally one year.

Critical Accounting Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s accompanying Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The Company considers the following accounting estimates to be critical in preparing and understanding such statements. Actual results could differ from these estimates. Significant accounting policies are disclosed in Note 1 to the accompanying Consolidated Financial Statements.

Policy and Contract Claims – In the Title Insurance segment, consistent with the requirements of FAS No. 60, a provision for estimated future claims payments is recorded at the time policy revenue is recorded. This estimate is recorded as a percentage of revenue. The payment experience of the Company and the title insurance industry extends for more than 20 years after the issuance of a policy. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic conditions, these estimates are subject to variability. The Company considers factors such as historical timing of claims reported and historical timing of claims paid over the period in which policies are effective against actual experience by year of policy issue to determine the amount of claims reserves required for each year for which policies are outstanding. The Company also considers the impact of current trends in marketplace activity, such as refinance activity which may shorten the time period a policy is outstanding, bankruptcies, and individual large claims attributable to any particular period in determining the expected liability associated with each year. Since there is an extended time period for which the Company is liable, slight changes in current claims experience can result in a significant impact in the amount of liability required for potential Incurred But Not Reported (IBNR) claims. Loss provision rates are reviewed periodically and adjusted by management as experience develops or new information becomes known. The Company’s independent consulting actuaries review projections of required reserves as considered necessary during the year and at year-end. These projections are compared to recorded reserves to evaluate the adequacy of such recorded reserves and any necessary adjustments are included in current expenses. The impact on pre-tax income of a 1 percent change in the loss rate for title operations on current year business volumes is as follows:

Increase in Loss Rate of 1%	$(32.4) million
Decrease in Loss Rate of 1%	$32.4 million

Purchase Accounting and Goodwill and Long-Lived Assets Valuations – During the years ended December 31, 2004 and 2003, the Company completed 27 and 19 acquisitions, respectively. These acquisitions were intended to grow the Company’s title operations and expand its real estate transaction services portfolio. As a result of these acquisitions, the Company assigned fair values to the assets and liabilities purchased and increased the amount of goodwill and other intangibles recorded on its balance sheet. The Company utilizes the services of an independent appraisal company to assist it with the allocation of purchase price to acquired assets (including goodwill) and liabilities.

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles, which required that the Company discontinue amortizing goodwill and begin assessing the recoverability of goodwill for each of its reporting units. Reporting units are business components of an operating segment, and goodwill is assigned to the reporting unit which benefits from the synergies arising from each business acquisition. The Company tests for the recoverability of goodwill annually or sooner if events or changes in circumstances indicate that the carrying amount of its reporting units, including goodwill, may exceed their fair values. The fair value of the reporting units is determined using cash flow analysis which projects the future cash flows produced by the reporting units and discounts those cash flows to the present value. The projection of future cash flows is necessarily dependent upon assumptions on the future levels of income as well as business trends, prospects and market and economic conditions. When the fair value is less than the carrying value for the net assets of the reporting unit, including goodwill, impairment loss may be charged to operations. Based on the Company’s annual analysis, no impairment was identified for the year ending December 31, 2004. See further details in Note 18 to the accompanying Consolidated Financial Statements. The Company’s intangible assets include technology, customer relations, and non-competition arrangements which are all amortized over their useful lives. Pursuant to SFAS No. 142, for intangible assets that are amortizable with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include a loss of a significant customer or a change in the assessment of future operations. Based on our review for the year ending December 31, 2004, there was no impairment of intangible assets.

The Company also reviews the status of its title plants at least annually. Periodically, the Company determines that a title plant will no longer be used or has been abandoned. In those instances, the Company takes a charge to earnings when it determines that the plant has been abandoned. The Company anticipates that it may take additional charges in future periods as state and local courts and municipalities continue to automate their property records and make them available through electronic media. As part of its process of reviewing long-lived assets, during 2004 and at December 31, 2003 the Company identified 17 and 21 title plants, respectively, in the Title Insurance segment with aggregate book values of $5.0 million and $4.9 million, respectively, that will not continue to be used or maintained. Accordingly, the Company recorded impairment losses of $5.0 million and $4.9 million, respectively, which is reflected in “Write-off of title plants” in the accompanying Consolidated Financial Statements.

Deferred Tax Assets – Many deductions for tax return purposes cannot be taken until the expenses are actually paid, rather than when the expenses are recorded under Generally Accepted Accounting Principles (“GAAP”). In these circumstances, under GAAP, companies accrue for the tax benefit expected to be received in future years if, in the judgment of management, it is “more likely than not” that the Company will receive such benefits. The most significant factor in this determination is the projected future timing and amounts of taxable income. If management determines that it is no longer “more likely than not” that an asset will be utilized, the Company would record a valuation allowance which would reduce net income in the period recorded. Deferred tax assets created from tax benefits expected to be realized at December 31, 2004 and 2003 relate primarily to policy and contract claims, goodwill, pension liability, deferred service arrangements, allowance for doubtful accounts and employee benefit plans offset by deferred tax liabilities primarily related to other intangibles, unrealized gains on the Company’s investment portfolio, title plants and fixed assets. Based upon the Company’s historical results of operations, the existing financial condition of the Company and management’s assessment of all other available evidence, management believes that these assets will more likely than not be realized. See Note 10 to the accompanying Consolidated Financial Statements.

Pension and Other Postretirement Benefits – The Company has pension and other retirement benefit plans covering substantially all employees. These plans are valued annually by an actuary who employs significant assumptions that are particularly important when determining our projected liabilities for pension and other postretirement benefits. Payments related to these benefits will be made by the Company over a lengthy period and the projected liability will be impacted by assumptions regarding inflation, investment returns and market interest rates, changes in the benefit obligations and laws and regulations covering the benefit obligations.

One significant assumption is the expected long-term rate of return on plan assets. A lower expected return on plan assets increases the amount of pension expense and the liability decreases as the discount rate increases. The use of expected long-term rates of return may result in recognized returns that are greater or less than actual returns in any given year. Over time the expected returns are used to approximate actual long-term returns which result in a pattern of expense recognition that more closely matches the service lives of typical employees. The Company uses long-term and actual historical returns, current and targeted asset mix and future estimates of long-term investment returns to develop its long-term return for plan assets. The Company’s anticipated rate of return was 8.0% as of the 2004 valuation date. Another significant assumption in valuing the pension liability is the discount rate. In general, the liability increases as the discount rate decreases and the liability decreases as the discount rate increases. The discount rate utilized is based on rates on high quality fixed income debt instruments available at the end of each valuation period. The Company utilized a discount rate of 6.0% in determining its 2004 benefit obligations.

Changing the discount rate or long-term rate of return would result in the following impact on the pension benefit liability:

Projected Benefit Obligation
Increase of 1% in discount rate	$(20.3)million
Decrease of 1% in discount rate	$23.8million

Additionally, assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
	(In millions)
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	$1.7	$(1.5)

On October 26, 2004, the Company announced that effective December 31, 2004 it was ceasing future accruals to the retirement plan accounts of all plan participants provided in the Company’s Cash Balance Pension Plan (the “Plan”) other than annual interest credits on account balances. The changes impacting the Plan most significantly are fully vesting accrued benefits to participants in the Plan as of December 31, 2004, and limiting participation in the Plan to those individuals who were participants in the Plan as of December 31, 2004. See further information in Note 12 to the accompanying Consolidated Financial Statements. As a result of the change, the Company had to adopt curtailment accounting for the Plan as specified under FAS No. 88. The curtailment resulted in the Company recording a one-time gain of approximately $4.8 million and increasing the minimum pension liability by $1.1 million at December 31, 2004.

Deferred Service Arrangements – When the Company acquired tax and flood and home warranty companies, all of their assets and liabilities were adjusted to fair value in accordance with purchase method accounting. In making these adjustments, each entity’s deferred revenue account, representing amounts which had been deferred and would have been amortized over the remaining lives of the contracts for the provision of real estate tax monitoring, flood certification services, and home warranty services existing at the acquisition date, was eliminated. The deferred revenue account was replaced with an account called deferred service obligations representing the estimated fair value of the obligation to provide the required services over the remaining life of the subject contracts. This account, established as of the acquisition date, is being amortized over the remaining lives of existing contracts.

As previously noted, real estate tax monitoring, flood certification fees, and home warranty service fees received on new contracts entered into since the acquisition dates are deferred and amortized over the estimated lives of the contracts to which they relate. The sum of amortization of the “initial deferred service obligation” and amortization related to fees accrued on new contracts represent the earned fee amount for the period.

The estimated remaining contractual life for real estate tax monitoring services and flood certification services can vary depending on a number of factors, including but not limited to, type of loan, lender, credit quality of the borrower, interest rates, and portfolio turnover. The

Company evaluates the portfolio of loans under service quarterly to determine the appropriate portfolio life for loans under service. An increase/decrease of six months in the average service life for all loans serviced would result in the following approximate changes to revenue recognized for real estate tax and flood monitoring revenues:

Revenue Recognized
Increase of 6 months	$(4.5)million
Decrease of 6 months	$4.5million

Cyclicality and Seasonality

The title insurance business is closely related to the overall level of residential and commercial real estate activity, which is generally affected by the relative strength or weakness of the United States economy. In addition, title insurance volumes fluctuate based on the effect that changes in interest rates have on the level of real estate activity. Periods of increasing interest rates usually have an adverse impact on real estate activity and therefore premium and fee revenues. Due to the historically low interest rates in the past three years, the Company’s results have not followed their typical seasonal patterns. The Company anticipates that its normal seasonality will return in future periods.

Historically, residential real estate activity has been generally slower in the winter, when fewer families buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity is generally more uniform throughout the seasons, but is subject to interest rate variability. The Company’s Title Insurance segment typically reports its lowest revenues in the first quarter, with revenues increasing into the second quarter and through the third quarter. The fourth quarter customarily may be as strong as the third quarter, depending on the level of activity in the commercial real estate market. Due to historically low interest rates in the last three years, the Company’s results have not followed the typical seasonal patterns. In 2004, 2003 and 2002 the Company’s fourth quarter revenues were stronger than the third quarter primarily due to increased activity in the commercial real estate market each year and as a result of an increase in non-title operations in 2004 and an increase in refinance activity in the residential real estate market in 2003 and 2002.

The Company’s Lender Services segment has similar seasonal trending. However, due to the nature of the revenue deferrals made in this segment, as noted above, the impact on the Company’s results of operations will differ. In instances where the Company receives cash in advance for services for real estate tax payment and flood certification services, the revenue is deferred and amortized ratably over the anticipated life of the loan servicing. This ratable amortization has the impact of reducing the volatility in revenue related to this segment; however, loss of a customer may accelerate recognition of revenue in certain periods resulting in one-time volatility.

For additional information, see “Item 1 – Business – Cyclicality and Seasonality.”

Results of Operations

Operating Revenues

A summary of the Company’s operating revenues at December 31 is as follows:

	2004	%	2003	%	2002	%
	(Dollars in millions)
Title Insurance
Direct Operations	$1,397.9	40.6%	$1,374.3	41.1%	$1,095.6	43.2%
Agency Operations	1,837.7	53.3%	1,885.5	56.3%	1,403.9	55.4%

	3,235.6	93.9%	3,259.8	97.4%	2,499.5	98.6%

Lender Services	149.6	4.3%	49.0	1.5%	1.9	0.1%

Financial Services	0.7	0.1%	0.1	—	—	—

Corporate and Other	58.6	1.7%	36.5	1.1%	32.2	1.3%

Total	$3,444.5	100.0%	$3,345.4	100.0%	$2,533.6	100.0%

Title Insurance – Operating revenues from direct title operations increased 1.7 percent in 2004 from 2003. The increase in 2004 was primarily related to acquisitions of title agents in the past two years including County Title Holding Corporation (“Southland”) in April 2004 and Gateway Title Company in November 2003 and increased levels of commercial activity partially offset by a reduction in residential refinancing transactions. All acquisitions by the Company in this segment accounted for an increase in direct operations operating revenues of $181.5 million for 2004 as compared to 2003. The reduction in refinancing transactions resulted in a decrease in the number of title policies issued by the Company’s direct operations in 2004, as compared to 2003, of 27.5 percent, excluding acquisitions, that was partially offset by an increase in the fee per closed order. The reduction in refinancing transactions caused a change in the mix toward fewer refinancing and more purchase title policies which have more revenue per policy associated with them. Orders closed by the Company’s direct title operations were, excluding acquisitions, 918,000 and 1,110,200 during 2004 and 2003, respectively. The average fee per closed order, which includes title insurance premiums and other revenue related to transactions by direct operations, was $1,522 in 2004 versus $1,238 in 2003. The fluctuations noted in the number of policies issued and average fees per closed order were primarily attributable to the relative changes in mortgage activity year-over-year, as mentioned above, as well as an increase in commercial activity. Operating revenues from agency title operations decreased by 2.5 percent in 2004 compared to 2003. This decrease was primarily attributable to the changes in refinancing activity that the Company has experienced. An additional factor is the timing in the reporting of transactions by agents. The timing of policy reporting, and therefore revenue reporting by agents varies from year to year, from agent to agent and between regions of the country.

Operating revenues from direct title operations increased 25.4 percent for the year ended December 31, 2003 over the year ended December 31, 2002. This increase was due primarily to residential refinancing activity, the impact of acquisitions made in 2003 and increases in commercial real estate activity. The number of title policies issued by the Company’s direct operations increased for 2003 compared to 2002 by 26.4 percent, excluding acquisitions, while the average fee per closed order decreased from $1,253 per policy in 2002 to $1,238 in 2003 due to a change in mix toward more refinancing which have less revenue per policy associated with them. Policies issued by the Company’s direct title operations were 1,110,200 and 873,800 during 2003 and 2002, respectively. Revenues from acquisitions in 2003 accounted for an increase of $18.5 million for the year ended December 31, 2003 as compared to 2002. Operating revenues from agency title operations increased by 34.3 percent in 2003 over 2002. This increase was primarily attributable to the impact of increased residential refinancing activities. As noted above, the timing of policy reporting, and therefore revenue reporting varies by agent.

The Company anticipates that Title Insurance segment revenue will decrease in 2005 from 2004 levels due to expected lower refinance and home purchase activity resulting from anticipated higher interest rates.

Lender Services – As a result of acquisitions, operating revenues in the Lender Services segment increased substantially in 2004 as compared to 2003. This increase was primarily driven by LATF, purchased in October 2003, and LACS, purchased in August 2003. LATF revenue increased to $74.1 million in 2004 from $22.1 million in 2003. LATF, the real estate tax processing and flood certification business, receives cash in advance for products that require it to provide service over the life of the loan. In 2004, the Company’s real estate tax processing and flood certification services revenue was made up of gross receipts of $100.1 million, reduced by deferred recognition of revenue for $83.4 million of these receipts and increased by the recognition into revenue of approximately $57.2 million of its previously deferred service arrangements. The deferred service arrangements represent the amount of revenue that will be recognized over the anticipated service life of contracts related to LATF. The service life of the Company’s portfolio, which is reviewed quarterly, has increased by 40.9 percent compared to 2003. The expected service life increases with an increasing mortgage interest rate environment because loans tend to be outstanding longer in periods when interest rates increase. This reduces the amount of deferred service arrangements that is amortized into revenue for each period on its life of loan products. If interest rates vary from the current expected trend, the estimated service life will increase or decrease inversely to changes in interest rates. LACS revenue increased to $58.4 million in 2004 from $16.1 million in 2003 due to the inclusion of a full year’s operating revenue from the Company’s original acquisition in August 2003 and the acquisitions it made to this business in 2004.

Similarly, operating revenues increased substantially in Lender Services in 2003 over 2002 due to the above noted acquisitions. In 2003, the Company’s real estate tax processing and flood certification services businesses had gross receipts of $26.7 million, decreased by the deferral of revenue recognition for $21.1 million of these receipts and increased by $15.4 of revenue recognition of its total deferred service arrangements. LACS contributed $16.1 million to Lender Services revenue in 2003. The Company anticipates higher revenues in 2005 in the Lender Services segment due primarily to acquisitions.

Financial Services – The increase in operating revenues between 2003 and 2004 and in 2003 compared to 2002 was caused by the acquisition of Centennial Bank in November 2003.

Corporate and Other – Operating revenues in Corporate and Other increased by approximately $22.1 million, or 60.5 percent, between 2004 and 2003 primarily due to the recent acquisitions in the Company’s residential inspection, commercial appraisal and assessment and home warranty businesses. The increase in revenue in 2003 over 2002 is due to increases in the residential inspection and commercial appraisal and assessment businesses of $14.8 million as well as an increase of $3.7 million related to an increase in the equity in unconsolidated subsidiaries, offset by a reduction in revenues of $13.8 million related to the residential appraisal business that the Company exited in 2002. The Company anticipates that revenue in Corporate and Other will continue to increase in 2005 as a result of the acquisitions made in 2004.

Investment and Other Income

Investment and other income totaled $71.8 million, $52.1 million and $51.7 million in 2004, 2003 and 2002, respectively. The increase of $19.7 million, or 37.8 percent, in 2004 compared to 2003 and the increase of $0.4 million from 2002 to 2003 is primarily the result of the acquisition of Centennial in December 2003 which resulted in increased interest income of $19.4 million in 2004 and $1.5 million in 2003, respectively. Partially offsetting the increase in 2003 was a decrease in interest income related to lower yields on the Company’s remaining investment and cash equivalent portfolio. The Company’s investment earnings are primarily derived from its fixed maturity securities as well as loans receivable related to Centennial.

The Company anticipates that investment and other income will increase in 2005 over 2004 due to higher loan balances and due to increased deposits of the Company’s escrow accounts at Centennial.

Net Realized Investment Gains

Net realized investment gains totaled $5.8 million, $8.5 million and $1.3 million in 2004, 2003 and 2002, respectively. The fluctuation in net realized investment gains is primarily due to the timing of the repositioning of a portion of the Company’s investments to fund, in part, the acquisitions of LATF and LACS.

Agents’ Commissions

A summary of agents’ commissions and related revenues in the Title Insurance segment is as follows:

	2004	2003	2002
	(Dollars in millions)
Agents’ commissions	$1,471.8	$1,511.6	$1,116.2
Agent revenues	1,837.7	1,885.5	1,403.9
% Retained by agents	80.1%	80.2%	79.5%

The commission rate paid to agents varies by geographic area in which the commission was paid and by individual agent agreement. In early 2004 and throughout 2003, the Company experienced increasing commission rates attributable to increased competition for agents. During the remainder of 2004, the Company experienced a moderation of such increases due to its acquisition of title agencies and expects commission rates for 2005 to be consistent with levels at the end of 2004.

Salaries and Employee Benefits

A summary of the Company’s salaries and other personnel costs is as follows:

	2004	%	2003	%	2002	%
	(Dollars in millions)
Title Insurance	$837.1	86.2%	$786.8	91.6%	$643.9	93.1%
Lender Services	65.2	6.7%	22.6	2.6%	1.4	0.2%
Financial Services	2.2	0.2%	0.2	0.0%	—	—
Corporate and Other	66.5	6.9%	49.5	5.8%	46.0	6.7%

Total	$971.0	100.0%	$859.1	100.0%	$691.3	100.0%

Title Insurance – The Company’s Title Insurance segment accounted for approximately 86.2% of the Company’s total salaries and other personnel costs in 2004. The Title Insurance segment, in particular non-agency or direct operations, is labor intensive and as a result a significant variable expense component for this segment is salaries and other personnel costs. The Company manages personnel expenses to reflect changes in the level of activity in the real estate market. As a result, the Company’s employee base expands and contracts over time. In order to manage personnel costs more effectively throughout the real estate cycle, it uses temporary or part time employees where appropriate to staff operations so that it can respond promptly to changes in real estate activity. Before the impact of title company acquisitions, if any, the Company anticipates that in 2005 the Title Insurance segment’s portion of total personnel costs will decrease as a percentage of total personnel costs as the Company continues to diversify its other businesses. The Company has been monitoring, and will continue to monitor, personnel levels in connection with changes in real estate transaction volumes. Depending on the rapidity of the change in real estate activity, the Company may be unable in the short run to match decreasing levels of title orders with staffing levels. As a result, in periods of declining activity, personnel costs as a percentage of revenue, may increase.

Title Insurance salaries and employee benefit costs increased by $50.3 million, or 6.4%, in 2004 from 2003. The increase in cost is due in large part to increased costs of $105.8 million related to the addition of personnel as the result of 2004 and 2003 acquisitions offset by reduced staffing in other operations due to reduced volume levels. Additionally, there was a net increase of $2.6 million in pension and postretirement benefit expenses. For additional information regarding the impact of the Company’s pension plans on results of operations, see Note 12 to the accompanying Consolidated Financial Statements. Average Full Time Equivalent (“FTE”) counts were 10,144 in 2004 (including 1,195 associated with 2003 and 2004 acquisitions) versus 10,573 in 2003. The Company anticipates that these costs will decrease in 2005 as the result of the continuing impact of staff reductions related to anticipated reduced residential transaction volume levels as well as a reduction in pension expense associated with the cash balance plan of approximately $7.8 million due to the Company’s restructuring of its retirement benefits.

Title Insurance salaries and employee benefit costs increased $142.8 million, or 22.2%, in 2003 over 2002 primarily related to compensation increases associated with the increase in business volumes and increased commission expense for internal sales personnel. The Company also had an increase in its pension expense of approximately $3.0 million. Average Full Time Equivalent (FTE) counts for the year totaled 10,573 in 2003 versus 8,621 in 2002. Additionally, the Company had increased costs of approximately $8.0 million related to acquisitions in 2003.

Lender Services – Lender Services salaries and employee benefit costs increased $42.6 million, or 188.5% in 2004 due to acquisitions made in 2003 and early 2004. Lender services personnel costs tend to increase during periods of increased sales volume and decrease when sales volume is lower. This is the case because a significant amount of work is required to set up new accounts. Once accounts are established, monitoring and maintenance activities are less labor intensive. The Company anticipates slightly higher salaries and employee benefit costs in 2005 due to the acquisitions made in 2004.

Financial Services – Financial services salaries and benefit costs increased in 2004 over 2003 and in 2003 over 2002 due to the Company’s acquisition of Centennial Bank in December 2003.

Corporate and Other – Corporate and Other salaries and employee benefit costs increased $17.0 million, or 34.3%, in 2004 over 2003. Approximately half of the increase, or $8.0 million, was related to acquisitions with the remainder due to increases at the corporate level due to continued infrastructure growth and the compliance with the Sarbanes-Oxley Act.

Corporate and Other salaries and benefit costs increased $3.5 million, or 7.6% in 2003 over 2002. The increase in salaries and benefit costs in 2003 over 2002 relate to an increase in employees at the Company’s shared resources facility required due to growth in the Company’s infrastructure, primarily in the information technology area, an increase in incentive compensation as a result of the Company’s financial performance, as well as continued expansion of the Company’s other services (an increase of $6.4 million), offset by the termination of the business of Primis, Inc., the Company’s web-based provider of real estate services, of $11.3 million (see additional information under Exit and Termination Costs below).

The Company anticipates that its costs in this group of businesses will increase in 2005 as the result of acquisitions made in 2004.

Provision for Policy and Contract Claims

The Company reviews its claims experience quarterly, and in conjunction with its outside actuaries, evaluates the adequacy of its claims reserve. The Company considers factors such as historical timing of claims reported and historical timing of claims paid over the period in which policies are effective against actual experience by year of policy issue to determine the amount of claims liability required for each year for which policies are outstanding. The Company also considers the impact of current trends in marketplace activity, such as refinance activity, which may shorten the time period a policy is outstanding, bankruptcies, and individual large claims attributable to any particular period in determining the expected liability associated with each year. Throughout 2004 and during the latter portion of 2003, claims associated with policies issued by the Company between 2000 and 2002 appear to have a trend of being higher than the Company’s historical trends which resulted in the Company increasing its reserves associated with those policy issue years. This has been mitigated somewhat by decreased claim activity in policies issued during the 1990s where claims made appear to be below historical rates, due in part, the Company believes, to refinance activity in recent years which has resulted in the Company reducing claims reserves. Since there is an extended time period for which the Company is liable, slight changes in current claims experience can result in a significant impact in the amount of liability required for potential Incurred But Not Reported (“IBNR”) claims. The Company, based on its review of the underlying claims data and trends therein, has provided for claims losses using approximately 5.5%, 5.8% and 4.2% of title insurance revenue for 2004, 2003 and 2002, respectively. The Company believes that it has reserved appropriately for all reported and IBNR claims at December 31, 2004 based on the results of the actuarial evaluation and evaluation of any known trends.

Write-off of Title Plants

In 2004 and 2003, the Company identified 17 and 21 title plants, respectively, with aggregate book values of $5.0 million and $4.9 million that will not continue to be used or maintained. The Company took charges to earnings in 2004 and 2003 to reflect the diminution in value associated with these plants. The Company anticipates that as the result of automation of property records by municipalities and courts, the Company will continue to record charges related to diminution of value of its title plants in future periods.

Exit and Termination Costs

The Company incurred exit and termination costs on a pre-tax basis of $6.5 million, $.3 million and $13.4 million in 2004, 2003 and 2002, respectively. See also Note 18 to the accompanying Consolidated Financial Statements.

In the first quarter of 2004, the Company announced plans to reduce its cost structure by at least $70.0 million on an annualized basis within existing operations. As a result of this initiative, the Company identified 61 offices that it would consolidate into other offices during 2004. The Company accrued $5.3 million for the facility downsizing costs of these offices in 2004 as well as $1.2 million in severance payments related to these office consolidations.

In 2003, the Company consolidated certain office space. The Company incurred charges of approximately $0.8 million in the fourth quarter of 2003 related to its decision to consolidate office space in two markets. This charge was offset by a reduction of $0.5 million related to the 2002 accrual.

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

Amortization

Amortization expense increased by $17.7 million and $6.5 million, respectively, in 2004 and 2003 as compared to comparable periods in 2003 and 2002. This was the result of acquisitions by the Company in 2004 and 2003. During 2004, the Company acquired businesses which added $82.0 million to amortizable intangible assets. During 2003, the Company acquired businesses which added $159.4 million to amortizable intangible assets. The Company is amortizing the intangible assets acquired as part of these businesses over their estimated useful lives.

Interest Expense

Interest expense increased by $13.7 million and $0.7 million, respectively, in 2004 and 2003 as compared to the same periods in 2003 and 2002. The increase in 2004 included $7.2 million related to the Company’s acquisition of Centennial in December 2003. The remainder of the increase in 2004 is related to the Company’s issuance in November 2003 of $115.0 million of its 3.125% Senior Convertible Debentures due 2033 used to fund a portion of the acquisitions in 2003 and its issuance of $125.0 million of its 3.25% Senior Convertible Debentures due 2034 issued in May 2004 used in part to repay amounts borrowed to fund the Company’s acquisition of Southland.

Similarly, the increase of $0.7 million in interest expense in 2003 over 2002 was primarily the result of the purchase of Centennial in December 2003 and the issuance of the above-described Convertible Debentures in November 2003. The Company anticipates that interest expense will exceed prior year levels in 2005 due to increased debt related to the 2004 Senior Convertible Debt issue and deposits at Centennial.

Premium Taxes

Insurers are generally not subject to state income or franchise taxes. They are, however, subject to a “premium tax” on certain operating revenues, depending on the state. Tax rates and the amounts that are subject to tax vary from state to state. Premium taxes as a percentage of total title insurance revenues remained relatively constant during the last three years. This percentage was 1.3%, 1.2% and 1.4% for 2004, 2003 and 2002, respectively.

General, Administrative and Other

A summary of general, administrative and other expenses is as follows:

	2004	%	2003	%	2002	%
	(Dollars in millions)
Title Insurance	$428.7	75.8%	$400.3	82.8%	$331.5	86.5%
Lender Services	69.9	12.3%	23.3	4.8%	0.7	0.2%
Financial Services	1.8	0.3%	0.2	0.0%	—	—
Corporate and Other	65.9	11.6%	60.2	12.4%	51.0	13.3%

Total	$566.3	100.0%	$484.0	100.0%	$383.2	100.0%

Title Insurance – Title Insurance general and administrative expenses increased by $28.4 million or 7.1% in 2004 as compared to 2003. This increase is primarily related to legal settlements of $9.2 million and a $39.5 million increase related to acquisitions that occurred during early 2004 and 2003, partially offset by lower costs associated with lower business volumes.

Title Insurance general and administrative expenses increased by $68.8 million, or 20.8% in 2003 over 2002. The increase in 2003 over 2002 is primarily related to incremental costs associated with servicing increases in total order volume, particularly in the area of outsourced services, as well as costs associated with new acquisitions. Operating expenses during 2003 did not increase as rapidly as operating revenues resulting in an increase to operating income.

Lender Services – Lender Services general and administrative expenses increased in 2004 over 2003 and in 2003 over 2002 primarily due to the purchase of LATF and LACS in 2003. The Company anticipates that these costs will increase somewhat in 2005 as the result of 2004 acquisitions.

Financial Services – Financial Services general and administrative expenses increased by $1.6 million due to the acquisition of Centennial in November 2003. The Company anticipates that future increases to Financial Services general and administrative expenses will be limited in amount since future portfolio and business growth do not require additional administrative resources.

Corporate and Other – Corporate and Other general and administrative expenses increased by $5.7 million or 9.5% in 2004 over 2003. The increase in these expenses is primarily related to the Company’s acquisitions. Corporate and Other general and administrative expenses increased by $9.2 million, or 18.0%, in 2003 over 2002. The increase in these expenses in 2003 over 2002 is primarily related to the increased support particularly in the Information Technology area required to service the Company’s increased national operations. The Company anticipates a continued year over year increase in Corporate and Other business expenses for 2005 due to the Company’s 2004 acquisitions.

Operating Income

Title Insurance – The Title Insurance segment reported pretax income of $306.5 million, $371.6 million and $300.6 million in 2004, 2003 and 2002, respectively. The Company’s operating income in this segment was positively impacted by its growth through acquisitions during 2004 offset by increases in litigation, personnel and administrative costs. Personnel and administrative costs did not decrease as rapidly as transaction volumes decreased due both to the Company’s inability to reduce headcount in proportion to volume changes and the acquisitions of agents throughout 2004 and during the latter portion of 2003. Additionally, the Title Insurance segment reported reduced income in 2004 from its investment portfolio due primarily to the liquidation of securities in the third quarter to fund in part the acquisition of LATF.

Lender Services – The Lender Services segment had pretax income (loss) of $2.0 million, $(0.4) million and $(0.2) million in 2004, 2003 and 2002, respectively. Pretax income (loss) in this segment was impacted by the acquisitions made in the third and fourth quarters of 2003. The Company evaluates the results of the tax and flood business on the basis of pre-tax income before net revenue deferrals and amortization (“PRBDA”). The Company utilizes financial measures that exclude certain charges and non-recurring items. Adjusted operating revenues represent operating revenues adjusted for the impact of net revenue deferrals. PRBDA margin represents PRBDA divided by adjusted operating revenues. PRBDA, adjusted operating revenues and PRBDA margin as defined above may not be similar to other PRBDA measures of other companies, are not measurements under accounting principles accepted in the United States and should be considered in addition to, but not as a substitute for, the information contained in the Company’s statement of operations. The Company believes that adjusted operating revenues, PRBDA and PRBDA margins provide useful information to investors because they are indicators of the strength and cash flow generating performance of those businesses where we have life of loan servicing requirements, and that have been burdened in the short run with amortization expense related to intangibles acquired with the businesses. While amortization expense is considered an operating expense under generally accepted accounting principles, these expenses represent the non-current allocation of intangible assets acquired in prior periods. Additionally, while deferred revenue represents a reduction of revenue and profits in the current period, these reductions represent a non-cash allocation of revenue to future periods for on-going monitoring of certain of the Company’s flood and tax servicing products. Reconciliations of these financial measures to the Company’s segment operating results is as follows:

	December 31
	2004	2003
	(Dollars in millions)
Operating revenues	$149.6	$49.0
Add net revenue deferrals	26.2	5.6

Adjusted operating revenues	175.8	54.6

Pre-tax earnings	2.0	(0.4)
Add net revenue deferrals	26.2	5.6
Add amortization expense	13.4	3.5

PRBDA	$41.6	$8.7

PRDBA to adjusted operating revenues margin	23.7%	15.9%

Financial Services – The Financial Services segment reported a pretax income of $9.7 million and $0.7 million in 2004 and 2003, respectively. Pretax income was impacted by the purchase of Centennial in November 2003. The $1.3 million in 2004 pretax income over annualized 2003 pretax income is the result of increased loan portfolio over 2003 levels.

Income Taxes

The Company’s effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 35.3%, 35.3% and 35.0% for 2004, 2003 and 2002, respectively. The differences in the effective tax rate were primarily due to changes in the ratio of permanent differences to income before taxes and state taxes related to the Company’s non-insurance subsidiaries.

Net Income

The Company reported net income of $146.3 million or $8.01 per share on a diluted basis for 2004, compared to a net income of $192.1 million or $10.31 per share on a diluted basis for 2003 and a net income of $149.4 million or $8.04 per share on a diluted basis for 2002. All three years were affected by one-time write-offs of intangibles and capitalized software and exit and termination costs. Exclusive of these items, net income was $153.7 million or $8.42 per diluted share in 2004, $195.5 million or $10.49 per diluted share in 2003 and $158.0 million or $8.51 per diluted share in 2002.

Liquidity and Capital Resources

Cash provided by operating activities for 2004, 2003 and 2002, respectively, was $256.6 million, $317.7 million and $236.4 million. The principal non-operating uses of cash and cash-equivalents for 2004, 2003 and 2002 were acquisitions, capital expenditures, additions to the investment portfolio and loans receivable, stock repurchases and the repayment of debt. The principal non-operating sources of cash were the Company’s issuance in 2004 of its $125.0 million 3.25% Senior Convertible Debentures due 2034, the issuance in 2003 of the Company’s $115.0 million 3.125% Convertible Senior Debentures due 2033 (together, the “Convertible Debentures”) and the proceeds from the sales and maturities of certain investments. The net of all activities was to increase cash by $20.1 million, $10.5 million and $6.8 million for 2004, 2003 and 2002, respectively. As of December 31, 2004, the Company held cash and short-term investments of $349.4 million and fixed-maturity securities of $1,113.3 million.

As noted above, the Company’s operating results and cash flows are heavily dependent on the real estate market, particularly in the Title Insurance segment. While the Company has continued to diversify its products and services portfolio over the last several years, a significant downturn in the real estate market would adversely impact the Company’s cash flows. The Company’s business is labor intensive and changes to the real estate market are monitored closely and staffing levels are adjusted accordingly. There is typically a lag between changes in the real estate market and changes in personnel levels resulting in higher personnel costs in periods where the real estate market declines in advance of headcount reductions. The Lender Services segment provides real estate tax payment and flood certification services for the life of loans for which it receives cash at loan closing. This revenue related to the long-term servicing is deferred and amortized over the life of the loan. As a result, the Company’s cash flows in the Lender Services segment are significantly greater than reported earnings. Revenues, cash receipts and loans in the Company’s Financial Services segment are dependent on the ability of the bank to attract deposits and qualified commercial customers. The Company believes that its product diversification efforts along with its management of operating expenses and significant working capital position will aid its ability to manage cash resources through declines in the real estate market.

The Company does not match maturities of its investments with anticipated claims payments, which may result in the Company having periods in which cash flows from operations are positively or negatively impacted by the difference between the liability for claims being established and the actual payment stream. As opposed to insurance companies where claims account for a substantial portion of premiums, the Company’s title insurance claims typically average approximately 5% to 6% of gross title insurance revenue. Additionally, the time period in which the Company is liable for a claim is long, with potential claims being paid over 20 years after a title policy is issued. Additionally, the Company makes provision for claims in its financial statements based on historical patterns of claims reported and paid and the timing of these may vary from period to period. Over the past several years, exclusive of the Company’s operating cash flows, the Company’s investment income returns plus maturities of fixed obligation securities have resulted in a maturity and investment income to claims payment ratio in excess of two times.

The Company considers its investment portfolio as available for sale. The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment (OTTI) has occurred. The Company’s criteria include whether the fair value of the security is less than 80% of its amortized cost, the investment grade of the security and how long the security has been in an unrealized loss position. All of the Company’s securities that have had an unrealized loss in excess of 1 year are investment-grade, long-term bonds that the Company has the ability and intent to hold to maturity. Consequently, the Company recorded no OTTI loss in 2004 or 2003.

During 2004, the Company completed acquisitions with an aggregate purchase price of approximately $202.1 million. The 2004 purchases were funded through a mixture of cash, invested cash, investments and utilization of the Company’s credit facility. The Company will continue to selectively evaluate additional acquisitions should attractive candidates be identified.

In 2004 and 2003, the Company issued Convertible Senior Debentures totaling $125.0 million and $115.0 million, respectively. These Debentures are convertible only upon the occurrence of certain events, which the Company currently views as remote. In February 2005, the Company made an irrevocable election under the terms of its 2003 Debentures to satisfy in cash 100 percent of the principal amount of the 2003 Debentures converted after February 15, 2005. Prior to the election, the Company had the ability to make payment upon conversion for the principal amount of the 2003 Debentures in cash or shares of the Company’s common stock.

The Company’s debt, as a percentage of total capitalization, was 28.8% as of December 31, 2004 as compared to 23.9% as of December 31, 2003. This increase is due to the Company’s issuance of the Convertible Debentures as well as debt acquired primarily from the acquisition of Centennial. See additional information related to the Company’s debt obligations in Note 14 to the accompanying Consolidated Financial Statements.

The Company announced on October 27, 2004 amendments to the Company’s employee retirement savings plans and adoption of a new employee stock purchase plan. The changes to the Company’s employee retirement savings program included:

•	Amendments to the Company’s Cash Balance Plan effective December 31, 2004 to cease future accruals to the retirement plan accounts of all plan participants (other than annual interest credits on account balances), to cause the accrued benefits of participants to be fully vested as of December 31, 2004 and to limit participation in the plan to those individuals who were participants in the Plan as of December 31, 2004. There were conforming changes to the Company’s Benefit Restoration Plan.

•	Amendments to the Company’s Savings and Stock Ownership Plan effective January 1, 2005 to comply with the safe harbor provisions of Sections 401(k)(12) and 401(m)(11) of the Internal Revenue Code of 1986, as amended. The amendment provided immediate vesting on all Company matching contributions made after January 1, 2005, removed the one-year waiting period for new participants to receive matching contributions and increased the matching contributions that the Company will make to employee accounts under the plan.

•	Adoption of a new Employee Stock Purchase Plan to be effective July 1, 2005, subject to shareholder approval. The plan will replace the Company’s current employee stock purchase plan and will permit employees to purchase stock at a discount of 15% of the fair market value of the Company’s common stock. The plan will initially authorize the purchase of 1,500,000 shares of the Company’s Common Stock.

Based on these changes, the Company anticipates a reduction in company-wide pension expense of approximately $9.1 million in 2005. The Company anticipates a contribution of between $10.0 million and $20.0 million to this plan in 2005. Additionally, the Company anticipates that its contribution requirements after 2005 will decline.

The Board of Directors approved one-year authorization programs allocating $40.0 million for 2002 and 2003 and $50.0 million for 2004 to repurchase up to 1,250,000 shares or 7% of the Company’s existing common stock over the following twelve months. During the first three quarters of 2004, the Company repurchased the entire 1,250,000 authorized shares for 2004. As a result, in December 2004, the Board of Directors approved a program expiring February 2006 which authorizes the Company to repurchase up to 1,000,000 additional shares at a cost not to exceed $60.0 million. Additionally, the Company maintains an Executive Voluntary Deferral Plan and an Outside Directors Deferral Plan. These plans allow executives and directors to defer eligible compensation into deferred stock units or a cash account bearing interest at a fixed rate of return. The Company funded the purchase of 59,336 shares of common stock related to these plans in 2004. The shares are held in a trust to be used for payments to participants under the plans. The trustee currently holds 204,957 shares at December 31, 2004. Further information on these plans can be found in Note 7 to the accompanying Consolidated Financial Statements.

Centennial maintains an allowance for loan losses related to the Company’s loans receivable. During 2004, the Company did not experience a significant change in the underlying components of the allowance for loan losses or the balance in total. There have been no significant changes in the underlying rationale for management’s provision for loan losses or significant changes in asset quality.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company administers escrow and trust deposits as a service to its customers. These deposits totaled $2.8 billion and $2.0 billion at December 31, 2004 and 2003, respectively. Escrow and trust deposits are not considered assets of the Company and are not included in the accompanying balance sheets. However, the Company remains contingently liable for the disposition of these deposits. The Company has begun depositing a portion of these escrow and trust deposits in Centennial. Of the $2.8 billion in escrow, the Company has deposited $100.0 million in Centennial and those assets and liabilities have been reflected on the accompanying Consolidated Financial Statements.

Additionally, the Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. As a facilitator and intermediary, the Company holds the proceeds from sales transactions until a qualified acquisition occurs. These deposits totaled $1,399.7 million and $524.3 million at December 31, 2004 and 2003, respectively. Similarly, the Company also facilitates tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. These exchanges require the Company, using the customer’s funds, to acquire qualifying property on behalf of the customer and take temporary title to the customer’s property until a qualifying acquisition occurs. Reverse property exchanges totaled $470.3 million and $183.7 million at December 31, 2004 and 2003, respectively. Due to the structure utilized to facilitate these transactions, like-kind exchanges and reverse exchanges are not considered assets of the Company and are not included in the accompanying consolidated balance sheets. However, the Company remains contingently liable for the transfers of property, disbursement of proceeds and the return on the proceeds at the agreed upon rate.

The Company, in the ordinary course of business, enters into business arrangements that fall within the scope of FIN No. 45, Guarantors Accounting and Disclosure Requirements Including Guarantees of Indebtedness of Others, and FIN No. 46, Variable Interest Entities, both of which the Company adopted in 2003. There were no arrangements in these categories that are reasonably likely to have a material impact on the Company’s current or future operations, financial condition or results of operations. Required disclosures are in Notes 13 and 17 to the accompanying Consolidated Financial Statements.

A summary of the Company’s contractual obligations and commercial commitments is as follows:

	Payment due by Period
	(In millions)
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Long-term debt obligations	$465.4	$16.3	$95.5	$61.1	$292.5
Operating lease obligations	181.0	61.1	80.8	33.6	5.5
Pension obligations (1)	285.6	29.9	50.6	54.0	151.1
Other postretirement benefits	42.5	4.3	8.3	8.4	21.5
Policy and contract claims (2)	102.3	32.2	46.3	16.5	7.3
Purchase obligations (3)	47.8	25.7	19.5	2.5	0.1

Total obligations	$1,124.6	$169.5	$301.0	$176.1	$478.0

(1)	The Company has frozen benefits under its Cash Balance Pension Plan. The amounts included herein represent the Company’s best estimate of required payments under the benefit plan.

(2)	As noted previously, the Company estimates its provision for policy and contract claims in the Title Insurance business. Because the timing of a claim is subject to significant estimation and fluctuation, the Company has included only incurred and reported claims in the table for the Title Insurance segment. Homebuyers’ warranty claims reserves are included in total since the time from policy writing to claim does not exceed one year.

(3)	The Company included all purchase obligations in excess of $100,000 in value irrespective of their termination dates. These include annually renewable corporate insurance programs, payments required under software licensing agreements, vehicle leasing arrangements, annual line of credit availability fees and fees to certain joint venture partners. Purchase obligations not exceeding $100,000 were not material to the Company, either individually or in the aggregate.

Interest Rate Risk

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For investment securities and loans receivable, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Actual cash flows could differ from the expected amounts.

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

(Dollars in millions)

	2005	2006	2007	2008	2009	2010 and after	Total	Fair Value
Assets:
Taxable available-for-sale securities:
Book value	$47.4	$57.9	$59.0	$58.7	$74.3	$357.7	$655.0	$672.9
Average yield	5.3%	4.6%	4.3%	4.4%	5.0%	5.2%	4.9%

Non-taxable available-for-sale securities:
Book value	16.4	13.6	11.5	29.1	20.5	322.7	413.8	433.4
Average yield	4.1%	4.1%	4.3%	4.3%	4.0%	4.4%	4.3%

Preferred stock:
Book value	—	—	—	—	—	7.0	7.0	7.0
Average yield	—	—	—	—	—	—	—

Loans receivable, excluding reserves, discounts and other cost:
Book value	5.9	2.5	1.9	2.0	5.6	330.4	348.3	344.6
Average yield	7.7%	10.4%	9.6%	6.5%	7.1%	6.2%	6.6%

Average yields for 2003 were 5.0%, 4.4% and 2.0% for taxable available for sale securities, non-taxable available for sale securities and preferred stock, respectively. Changes in maturities and yields from 2003 to 2004 primarily relate to timing of purchases and sales of any such securities and the impact that the securities sold or purchased have on the average portfolio yield.

The Company also has long-term debt of $465.4 million bearing interest at an average rate of 4.65% at December 31, 2004. Additionally, the Company has passbook and certificate of deposit liabilities of $373.1 million bearing interest at an average rate of 2.17% at December 31, 2004. A 0.25% change in the interest rate for these items combined would affect income before income taxes by approximately $2.1 million annually. The Company’s debt portfolio is primarily fixed rate obligations and not subject to variability. The Company’s deposit liabilities are subject to change based on short-term United States interest rates and availability of funds.

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

The Company’s operating revenues for the year ended December 31, 2003 increased by 32.0% over the prior year, primarily due to a favorable residential mortgage interest rate environment and a large volume of mortgage refinancing transactions. However, except during brief periods in 2004, mortgage interest rates generally have risen, beginning in the third quarter of 2003, and the Company has experienced a decline in refinancing transactions since that time. For fiscal year 2005, the Company expects that the level of refinancing transactions will be substantially below the levels experienced in recent years. The Company began the implementation of a cost reduction program in the fourth quarter of 2003 aimed at reducing staffing and cost levels to a level more consistent with anticipated transaction volumes. In the first quarter of 2004, the Company announced plans to reduce its cost structure by at least $70 million on an annualized basis. The Company has implemented reductions to achieve at least the targeted cost savings. Operating results for the Company’s 2003 and 2004 fiscal years, including interim periods, should not be viewed as indicative of results for 2005 or any future period.

The Company’s inability to manage successfully its acquisitions of complementary businesses could adversely affect the Company’s business, operating results and financial condition.

An element of the Company’s business strategy is to expand the services it provides through acquisitions of complementary businesses. During 2003 and 2004, the Company acquired several companies outside of its traditional business operations, including LATF, LACS, Centennial, BHW and LoanCare, previously described above. The businesses of LATF, LACS, Centennial and LoanCare are different from each other and from the business of providing title insurance and related services. The Company also may in the future acquire other businesses outside of its traditional business operations, although no assurances can be given that the Company will do so or that it will continue to acquire such companies at the levels previously experienced. Such acquisitions involve a number of special risks, including the Company’s inexperience in managing businesses that provide products and services beyond its traditional business, new regulatory requirements, diversion of management’s attention, failure to retain key acquired personnel, failure to effectively integrate operations, company cultures and services, increased costs to improve managerial, operational, financial and administrative systems, legal liabilities, and amortization of acquired intangible assets. In addition, there can be no assurance that acquired businesses will achieve anticipated levels of revenues, earnings or performance. The failure of the Company to manage its acquisitions successfully could materially and adversely affect the Company’s business, operating results and financial condition.

Competition in the Company’s industry affects its revenues.

The business of providing real estate transaction products and services is very competitive. Competition for residential title insurance business is based primarily on price and quality of service. With respect to national and regional mortgage lenders, service quality includes a large distribution network and the ability to deliver a broad array of real estate services quickly, efficiently and through a single point of contact. Competition for commercial title business is based primarily on price, service, expertise in complex transactions and the size and financial strength of the insurer. Title insurance underwriters also compete for agents on the basis of service and commission levels. Although the Company is one of the largest providers of real estate transaction products and services in the United States, four other companies—Fidelity National Financial, Inc., The First American Corporation, Old Republic International Corporation and Stewart Information Services, Inc.—have the size, capital base and agency networks to compete effectively with the Company’s products and services. In addition, some of the Company’s competitors may have, or will have in the future, greater capital and other resources than the Company. Competition among the major providers of real estate transaction products and services and any new entrants could adversely affect the Company’s revenues and profitability.

Significant industry changes and new product and service introductions require timely and cost-effective responses.

As a national provider of real estate transaction products and services, the Company participates in an industry that is subject to significant change, frequent new product and service introductions and evolving industry standards. In addition, alternatives to traditional title insurance, such as lien protection products, have emerged in recent years. The Company believes that its future success will depend on its ability to anticipate changes in technology and customer preferences and to offer products and services that meet evolving standards on a timely and cost-effective basis. The development and implementation of new products and services may require significant capital expenditures and other resources. There is a risk that customers may not accept the Company’s new product and service offerings and the Company may not successfully identify new product and service opportunities nor develop and introduce new products and services in a timely and cost-effective manner. In addition, products and services that the Company’s competitors and other real estate industry participants develop or introduce may render certain of the Company’s products and services obsolete or noncompetitive. Advances in technology could also reduce the useful lives of the Company’s products, preventing the Company from recovering fully its investment in particular products and services. As a result, the inability of the Company to anticipate industry changes and to respond with competitive and profitable products and services may have a material adverse effect on the Company’s business, operating results or financial condition.

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

The Company’s insurance and banking subsidiaries are subject to government regulation.

The Company’s insurance subsidiaries are subject to regulation by the state insurance authorities of the various states in which they transact business. These regulations are generally intended for the protection of policyholders rather than security holders. The nature and extent of these regulations vary from jurisdiction to jurisdiction, but typically involve:

•	regulation of dividend payments and other transactions between affiliates;

•	prior approval of the acquisition and control of an insurance company or of any company controlling an insurance company;

•	regulation of certain transactions entered into by an insurance company with any of its affiliates;

•	approval of premium rates for insurance;

•	standards of solvency and minimum amounts of capital surplus that must be maintained;

•	limitations on types and amounts of investments;

•	restrictions on the size of risks that may be insured by a single company;

•	licensing of insurers and agents;

•	deposits of securities for the benefit of policyholders;

•	approval of policy forms;

•	methods of accounting;

•	establishing reserves for losses and loss adjustment expenses;

•	regulation of underwriting and marketing practices;

•	regulation of reinsurance; and

•	filing of annual and other reports with respect to financial condition and other matters.

These regulations may impede, or impose burdensome conditions on, rate increases or other actions that the Company might want to take to enhance its operating results. In addition, state regulatory examiners perform periodic examinations of insurance companies. The Company is and has in the past been subject to information requests and subpoenas from the states relating to investigations of the business practices of the Company and the title industry. Multiple states are specifically investigating captive reinsurance. Any restrictions imposed or actions taken by states with respect to the Company or the title insurance industry in general arising out of such information requests or subpoenas may adversely affect the Company’s business, financial position or results of operations.

Centennial is subject to regulation and supervision by the Federal Reserve Bank, the Federal Deposit Insurance Corporation and the California Department of Financial Institutions. Banking regulations are intended primarily to protect depositors and the federal deposit insurance funds and not stockholders. Regulatory requirements affect, among other things, the Company’s banking subsidiaries’ practices, capital level, investment practices, dividend policies and growth.

The Company’s litigation risks include substantial claims by large classes of claimants.

From time to time the Company is involved in litigation arising in the ordinary course of its business. In addition, the Company currently is and has in the past been subject to claims and litigation not arising in the ordinary course of business from large classes of claimants seeking substantial damages. Material pending legal proceedings not arising in the ordinary course of business are disclosed in our filings with the Securities and Exchange Commission. See Part I, Item 3 “Legal Proceedings” set forth elsewhere in this report. An unfavorable outcome in any class action suit or other claim, inquiry, investigation or litigation against the Company could have a material adverse effect on its financial position or results of operations.

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

There have been no changes in the Company’s independent registered public accounting firm and no disagreements on accounting and financial disclosure that are required to be reported hereunder.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective as of the end of such period.

Management’s Report on Internal Control over Financial Reporting – Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that as of December 31, 2004, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control – Integrated Framework.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page F-1 hereof.

Changes in Internal Controls – There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as to certain information regarding executive officers included in Part I and the matters set forth below, the information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

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

Except for certain information set forth under the captions “Report of Executive Compensation Committee” and “Stock Performance Graph,” the information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1), (2) and (3). The response to this portion of Item 15 is submitted as a separate section of this report.

(b)	Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report.

(c)	Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDAMERICA FINANCIAL GROUP, INC.

By:	/s/ Theodore L. Chandler, Jr.
Theodore L. Chandler, Jr.
President and Chief Executive Officer

March 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s / Charles H. Foster, Jr. Charles H. Foster, Jr.	Chairman, and Director	March 9, 2005

/s/ Theodore L. Chandler, Jr. Theodore L. Chandler, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2005

/s/ G. William Evans G. William Evans	Chief Financial Officer (Principal Financial Officer)	March 9, 2005

/s/ Christine R. Vlahcevic Christine R. Vlahcevic	Senior Vice President - Corporate Controller (Principal Accounting Officer)	March 9, 2005

/s/ Janet A. Alpert Janet A. Alpert	Director	March 9, 2005

Signature	Title	Date

/s/ Michael Dinkins Michael Dinkins	Director	March 9, 2005

/s/ John P. McCann John P. McCann	Director	March 9, 2005

/s/ Robert F. Norfleet, Jr. Robert F. Norfleet, Jr.	Director	March 9, 2005

/s/ Robert T. Skunda Robert T. Skunda	Director	March 9, 2005

/s/ Julious P. Smith, Jr. Julious P. Smith, Jr.	Director	March 9, 2005

/s/ Thomas G. Snead, Jr. Thomas G. Snead, Jr.	Director	March 9, 2005

/s/ Eugene P. Trani Eugene P. Trani	Director	March 9, 2005

/s/ Marshall B. Wishnack Marshall B. Wishnack	Director	March 9, 2005

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEMS 15 (a)(1), (2) AND (3), (b) AND (c)

INDEX OF FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2004

LANDAMERICA FINANCIAL GROUP, INC.

RICHMOND, VIRGINIA

FORM 10-K ITEM 15 (a)(1), (2) AND (3)

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of LandAmerica Financial Group, Inc. and subsidiaries are included in Item 8:

The following consolidated financial statement schedules of LandAmerica Financial Group, Inc. and subsidiaries are included in Item 15(c):

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

LandAmerica Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of LandAmerica Financial Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(c). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LandAmerica Financial Group, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As explained in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and intangible assets.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LandAmerica Financial Group Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia

March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

LandAmerica Financial Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that LandAmerica Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LandAmerica Financial Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that LandAmerica Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, LandAmerica Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LandAmerica Financial Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of LandAmerica Financial Group, Inc. and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia

March 9, 2005

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31

(In millions)

ASSETS	2004	2003
INVESTMENTS:
Fixed maturities available-for-sale - at fair value (amortized cost: 2004 – $1,075.8; 2003 – $997.2)	$1,113.3	$1,043.8
Equity securities - at fair value (cost: 2004 – $31.4; 2003 – $26.2)	42.1	33.5
Federal funds sold	4.5	0.5
Short term investments	276.4	177.8

Total Investments	1,436.3	1,255.6
CASH	73.0	52.9
LOANS RECEIVABLE	344.6	260.5
ACCRUED INTEREST RECEIVABLE	16.4	14.8
NOTES AND ACCOUNTS RECEIVABLE
Notes (less allowance for doubtful accounts: 2004 – $4.1; 2003 – $3.8)	16.5	13.6
Trade accounts receivable (less allowance for doubtful accounts: 2004 – $8.2; 2003 – $12.7)	111.3	92.6

Total Notes and Accounts Receivable	127.8	106.2
TAXES RECEIVABLE	12.2	6.1
PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation and amortization: 2004 – $202.7; 2003 – $171.9)	106.1	99.6
TITLE PLANTS	93.9	99.5
GOODWILL	568.5	426.7
INTANGIBLE ASSETS (less accumulated amortization 2004 - $32.5; 2003 – $7.9)	213.0	156.7
DEFERRED INCOME TAXES	149.5	134.2
OTHER ASSETS	148.7	108.8

Total Assets	$3,290.0	$2,721.6

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31

(Dollars in millions, except for share amounts)

LIABILITIES	2004	2003
POLICY AND CONTRACT CLAIMS	$715.5	$659.6
DEPOSITS	373.1	204.0
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	329.1	276.9
NOTES PAYABLE	465.4	327.4
DEFERRED SERVICE ARRANGEMENTS	202.4	163.5
OTHER	53.4	45.7

Total Liabilities	2,138.9	1,677.1

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2004 – 17,962,527; 2003 – 18,814,522	491.5	520.9
Accumulated other comprehensive loss	(17.6)	(16.5)
Retained earnings	677.2	540.1

Total Shareholders’ Equity	1,151.1	1,044.5

Total Liabilities and Shareholders’ Equity	$3,290.0	$2,721.6

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31

(Dollars in millions, except per common share amounts)

	2004	2003	2002
REVENUES
Operating revenues	$3,444.5	$3,345.4	$2,533.6
Net investment and other income	71.8	52.1	51.7
Net realized investment gains	5.8	8.5	1.3

	3,522.1	3,406.0	2,586.6

EXPENSES
Agents’ commissions	1,471.8	1,511.6	1,116.2
Salaries and employee benefits	971.0	859.1	691.3
General, administrative and other	566.3	484.0	383.2
Provision for policy and contract claims	181.4	188.6	105.8
Premium taxes	42.6	40.6	34.1
Interest expense	26.8	13.1	12.4
Amortization of intangibles	24.6	6.9	0.4
Write-off of title plants	5.0	4.9	—
Exit and termination costs	6.5	0.3	13.4

	3,296.0	3,109.1	2,356.8

INCOME BEFORE INCOME TAXES	226.1	296.9	229.8
INCOME TAX EXPENSE	79.8	104.8	80.4

NET INCOME	$146.3	$192.1	$149.4

NET INCOME PER COMMON SHARE	$8.07	$10.43	$8.10
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (In thousands)	18,132	18,422	18,438
NET INCOME PER COMMON SHARE ASSUMING DILUTION	$8.01	$10.31	$8.04
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ASSUMING DILUTION (In thousands)	18,264	18,636	18,580

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31

(In millions)

	2004	2003	2002
Cash flows from operating activities:
Net income	$146.3	$192.1	$149.4
Depreciation and amortization	50.5	25.9	17.8
Amortization of bond premium	7.1	5.7	4.1
Write-off of title plants	5.0	4.9	—
Net realized investment gains	(5.8)	(8.5)	(1.3)
Deferred income tax (benefit) expense	(16.1)	0.1	25.8
Change in assets and liabilities, net of businesses acquired:
Accounts and notes receivable	(10.7)	22.4	(10.5)
Income taxes receivable/payable	(8.8)	(20.2)	13.9
Accounts payable and accrued expenses	(6.8)	(5.1)	15.8
Policy and contract claims	55.1	84.5	13.0
Deferred service arrangements	27.7	4.6	1.0
Other	13.1	11.3	7.4

Net cash provided by operating activities	256.6	317.7	236.4

Cash flows from investing activities:
Purchase of property and equipment, net	(31.0)	(33.6)	(15.8)
Purchase of business, net of cash acquired	(168.4)	(363.6)	(13.2)
Investments in unconsolidated subsidiaries	(19.8)	(8.8)	(8.3)
Change in cash surrender value of life insurance	(3.3)	(2.9)	1.6
Change in short term investments	(81.5)	61.2	(50.3)
Cost of investments acquired:
Fixed maturities	(463.7)	(588.0)	(523.2)
Equity securities	(16.6)	(11.0)	(24.6)
Proceeds from investment sales or maturities:
Fixed maturities	375.4	551.2	447.1
Equity securities	15.7	9.0	1.2
Net change in federal funds sold	(4.0)	9.4	—
Change in loans receivable	(82.5)	(11.2)	0.3

Net cash used in investing activities	(479.7)	(388.3)	(185.2)

Cash flows from financing activities:
Net change in deposits	169.2	(4.5)	—
Proceeds from the exercise of options and incentive plans	14.1	14.1	4.0
Sale of stock warrants	22.5	—	—
Purchase of call options	(32.0)	—	—
Cost of common shares repurchased	(49.3)	(2.7)	(16.3)
Repayment of CSV loan	—	—	(7.0)
Dividends paid	(9.2)	(6.3)	(4.4)
Proceeds from issuance of notes payable	150.1	119.1	1.6
Payments on notes payable	(22.2)	(38.6)	(22.3)

Net cash provided by (used in) financing activities	243.2	81.1	(44.4)

Net increase in cash	20.1	10.5	6.8
Cash at beginning of year	52.9	42.4	35.6

Cash at end of year	$73.0	$52.9	$42.4

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in millions, except per common share amounts)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amounts
BALANCE – December 31, 2001	18,583,937	$521.8	$(3.6)	$209.3	$727.5
Comprehensive income:
Net income	—	—	—	149.4	149.4
Other comprehensive income (loss)
Net unrealized gains on securities, net of tax $16.0	—	—	29.7	—	29.7
Minimum pension liability adjustment, net of tax benefit $(15.0)	—	—	(26.3)	—	(26.3)

					152.8

Common stock retired	(507,150)	(16.3)	—	—	(16.3)
Stock options and incentive plans	272,157	4.0	—	—	4.0
Common dividends ($0.24/share)	—	—	—	(4.4)	(4.4)

BALANCE – December 31, 2002	18,348,944	509.5	(0.2)	354.3	863.6
Comprehensive income:
Net income	—	—	—	192.1	192.1
Other comprehensive loss
Net unrealized loss on securities, net of tax benefit $(0.3)	—	—	(0.5)	—	(0.5)
Minimum pension liability adjustment, net of tax benefit $(9.0)	—	—	(15.8)	—	(15.8)

					175.8

Common stock retired	(62,000)	(2.7)	—	—	(2.7)
Stock options and incentive plans	527,578	14.1	—	—	14.1
Common dividends ($0.34/share)	—	—	—	(6.3)	(6.3)

BALANCE – December 31, 2003	18,814,522	520.9	(16.5)	540.1	1,044.5
Comprehensive income:
Net income	—	—	—	146.3	146.3
Other comprehensive loss
Net unrealized loss on securities, net of tax benefit $(2.1)	—	—	(3.6)	—	(3.6)
Minimum pension liability adjustment, net of tax $1.4	—	—	2.5	—	2.5

					145.2

Purchase of call options, net of tax benefit $(11.2)	—	(20.8)	—	—	(20.8)
Sale of common stock warrants	—	22.5	—	—	22.5
Common stock retired	(1,250,000)	(49.3)	—	—	(49.3)
Stock options and incentive plans	398,005	18.2	—	—	18.2
Common dividends ($0.50/share)	—	—	—	(9.2)	(9.2)

BALANCE – December 31, 2004	17,962,527	$491.5	$(17.6)	$677.2	$1,151.1

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

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

The Company, through its subsidiaries, is one of the largest title insurance companies in the United States. The Company’s principal title insurance underwriters – Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation and Transaction Title Insurance Company – together provide the majority of the Company’s insurance products in the United States, Mexico, Canada, Europe, the Caribbean and Latin America. The Company also provides escrow and closing services, commercial real estate services and other real estate management services that are included in the Title Insurance segment.

Additionally, the Company provides other real estate transaction products and services including tax processing and flood zone certifications, default management services, mortgage loan subservicing and mortgage credit reporting to lenders. These businesses are included in the Lender Services segment.

The Company operates a California industrial bank which makes up the Financial Services segment.

The Company also provides inspection services on commercial and residential real estate, provides home warranties to buyers of residential real estate as well as commercial appraisal and valuation services. These services, along with the unallocated portion of the corporate expenses related to the Company’s corporate offices in Richmond, Virginia (including unallocated interest expense) have been included in the Corporate and Other segment.

See Note 20 for additional information regarding the Company’s business segments.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations, after intercompany eliminations, of the Company and its subsidiaries. The Company’s investments in non-majority owned partnerships and affiliates that are not variable interest entities are accounted for on the equity method. The Company also consolidates any variable interest entity of which it is the primary beneficiary in accordance with Financial Accounting Standards Board Interpretation Number (“FIN”) 46, Variable Interest Entities.

Reclassification

Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation.

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

Loans Receivable

Loans receivable are carried at face value net of participations sold, unearned discounts and deferred loan fees and an allowance for losses. Interest is accrued daily on a simple-interest basis, except where reasonable doubt exists as to the collectibility of the interest,

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Loans Receivable Allowance

The allowance for loans receivable losses is established through a provision for loan losses. A loan is charged off against the allowance for loan losses when the Company believes that collectibility of the principal is unlikely. The allowance is an amount that management believes is adequate to absorb estimable and probable losses on existing loans and contracts. The Company takes into consideration changes in the nature and volume of its portfolio, overall portfolio quality, prior loss experience, review of specific problem loans and contracts, regulatory guidelines and current economic conditions that may affect the borrower’s ability to pay. Additionally, certain regulatory agencies, as part of their examination process, periodically review the Company’s allowance for loan losses. These agencies may require adjustments to the allowance based on their judgment regarding information made available to them.

Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans receivable are generally measured at the present value of expected cash flows discounted at the loan’s effective interest rate. In the case of collateral-dependent loans, impairment is based on the fair value of the collateral.

Accounts Receivable

Accounts receivable are carried at face value which approximates fair value. The allowance for doubtful accounts receivable represents an estimate of amounts considered uncollectible and is determined based on management’s evaluation of historical collection experience, adverse situations which may affect an individual customer’s ability to repay as well as prevailing economic conditions.

Property and Equipment

Property and equipment, including capitalized software costs, is recorded at cost less accumulated depreciation and is depreciated principally on a straight-line basis over the useful lives of the various assets, which range from three to forty years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the term of the applicable lease or the estimated useful lives of such assets. Capitalized software costs are capitalized from the time that technological feasibility is established until the software is ready for use.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Title Plants

Title plants consist of title records relating to a particular region and are generally stated at cost. Expenses associated with current maintenance, such as salaries and supplies, are charged to expense in the year incurred. The costs of acquired title plants and the building of new title plants prior to the time that a plant is put into operation, are capitalized. Properly maintained title plants are not amortized or depreciated because there is no indication of diminution in their value.

Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles, which required that the Company discontinue amortizing goodwill and begin assessing the recoverability of goodwill for each of its reporting units. Reporting units are business components of an operating segment, and goodwill is assigned to the reporting unit which benefits from the synergies arising from each business acquisition.

The Company tests for the recoverability of goodwill annually on October 1, or sooner if events or changes in circumstances indicate that the carrying amount of our reporting units, including goodwill, may exceed their fair values. The fair value of the reporting units is determined using cash flow analysis which projects the future cash flows produced by the reporting units and discounts those cash flows to the present value. The projection of future cash flows is necessarily dependent upon assumptions on the future levels of income as well as business trends, prospects and market and economic conditions. When the fair value is less than the carrying value for the net assets of the reporting unit, including goodwill, impairment loss may be charged to operations. Based on the Company’s annual analysis, no impairment was identified for the years ending December 31, 2004, 2003, and 2002. See further details in Note 18.

Intangible Assets

Intangible assets primarily include capitalized customer relationships. Additionally, intangibles include non-competition arrangements and debt offering costs. These assets were initially recognized and measured in accordance with SFAS No. 141, Business Combinations, at fair value. These assets are amortized on a straight-line basis over 3 to 20 years. Amortization expense for the next five years is anticipated to be $29.3 million - 2005, $28.4 million - 2006, $27.7 million - 2007, $26.5 million - 2008 and $24.5 million - 2009.

Impairment of Intangible Assets and Long-lived Assets

The Company tests intangible and long-lived assets for impairment whenever there are recognized events or changes in circumstances that could affect the carrying value of the long-lived assets. If indicators of impairment are present, the Company estimates the future cash flows expected to be generated from the use of those assets and their eventual disposal. In 2004 and 2003, the Company identified certain title plants that were abandoned or sold in their individual marketplaces. The Company took charges of $5.0

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

million and $4.9 million in 2004 and 2003, respectively, associated with these title plants to adjust the carrying value to appropriate levels. See Note 18 for additional information.

Policy and Contract Claims Liability

Liabilities for estimated losses and loss adjustment expenses represent the estimated ultimate net cost of all reported and unreported losses incurred for policies for which revenue has been recognized through December 31, 2004. Reported claims are reserved based on a review by the Company as to the estimated amount of the claims and costs required to settle the claim. The reserves for unpaid losses and loss adjustment expenses are estimated using historical loss and loss development analyses.

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

Escrow and Trust Deposits

As a service to its customers, the Company administers escrow and trust deposits which totaled approximately $2,823.0 million and $1,992.2 million at December 31, 2004 and 2003, respectively, representing undisbursed amounts received for settlements of mortgage loans, payments on mortgage loans and indemnities against specific title risks. At December 31, 2004, $100.0 million of the $2,823.0 million of escrow funds were held on deposit at Centennial. The remaining balance of $2,723.0 million in escrow funds are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Title Insurance – Premiums on title insurance policies issued by the Company are recognized as revenue when the Company is legally or contractually entitled to collect the premium. Revenues from title policies issued by the Company through independent agents are recognized when the policies are reported by the agent and are recorded on a “gross” basis (before the deduction of agent commissions). Title search and escrow fees are recorded as revenue when the order is closed.

Lender Services – Revenue is recognized for property tax information services on a straight-line basis over the anticipated life of the loan. Flood zone certification services are recognized in part upon delivery of the flood zone certification with the remaining balance (based on the residual method using vendor specific evidence) recognized on a straight-line basis over the remaining life of the certificate. For these services, fees are received in advance for the entire period that a loan will be serviced. The amount not recognized as revenue in the financial statements in the period received is reported in the accompanying balance sheet as deferred service arrangements in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. The amortization period is evaluated quarterly to determine if there have been changes in the estimated life of the loan and/or changes in the number and/or timing of prepayments.

Revenue is recognized on other Lender Services products at the time of delivery, as the Company has no significant ongoing obligation after delivery.

Financial Services – Interest income is recognized by the Company’s California industrial bank on the outstanding principal balance using the accrual basis of accounting. Loan origination fees and related direct loan costs are deferred and recognized over the life of the loan. Loans are typically classified as non-accrual if the borrowers miss three or more contractual payments. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, in accordance with the contractual interest and principal payment terms of interest and principal.

While a loan is classified as non-accrual and future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest may be recognized on a cash basis.

Corporate and Other – Home warranty revenue is recognized on a straight-line basis over the term of the contract. Fees are received in advance for the entire period the contract is in force. The amount not recognized as revenue in the financial statements in the period received is reported in the accompanying balance sheet as deferred service arrangements.

Revenue is recognized on other products in this group of businesses at the time of delivery, as the Company has no significant ongoing obligations after delivery.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Like Kind Exchanges

Through one of its non-insurance subsidiaries, the Company facilitates tax deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. Acting as a qualified intermediary, the Company holds the proceeds from sales transactions until a qualifying acquisition occurs, thereby assisting its customers in deferring the recognition of taxable income. At December 31, 2004 and 2003, the Company was holding $1,399.7 million and $524.3 million, respectively, of such proceeds which are not considered assets of the Company and are, therefore, excluded from the accompanying consolidated balance sheets. The Company also facilitates tax-deferred property exchanges for customers pursuant to Revenue Procedure 2002-37, so-called “reverse exchanges.” These reverse exchanges require the Company to take title to the customer’s property until a qualifying acquisition occurs. Through these reverse exchanges the Company acquires property on behalf of customers using funds provided by the customers or from non-recourse loans arranged by the customer. The property is triple net leased to the customer and the customer fully indemnifies the Company against all risks associated with ownership of the property. The Company does not record these reverse exchanges which amounted to $470.3 million and $183.7 million at December 31, 2004 and 2003, respectively, on its financial statements.

Fair Values of Financial Instruments

The carrying amounts reported in the balance sheet for cash, short-term investments, premiums receivable and certain other assets approximate those assets’ fair values. Fair values for investment securities are based on quoted market prices. The fair value of the fixed-rate portion of the Company’s long-term debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The remaining portion of the Company’s long-term debt approximates fair value since the interest rate is variable. The fair value of loans receivable was estimated based on the discounted value of future cash flows using the current rates offered for loans with similar terms to borrowers of similar credit quality. The fair value of deposits was estimated based on the discounted value of future cash flows using a discount rate approximating current market for similar liabilities. The Company has no other material financial instruments. See Notes 3, 5 and 14 for additional information.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A summary of the fair value of the Company’s financial assets and liabilities is as follows:

	2004		2003
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Investments	$1,436.3	$1,436.3	$1,255.6	$1,255.6
Loans receivable	345.3	344.6	263.1	260.5
Deposits	372.7	373.1	204.4	204.0
Long-term debt	423.1	465.4	317.3	327.4

Stock-Based Compensation

The Company has granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) otherwise known as the intrinsic value method, and accordingly, recognizes compensation expense as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002: risk-free interest rate of 5.31 percent, dividend yield of .62 percent, volatility factor of the expected market price of the Company’s Common Stock of .475 and a weighted-average expected life of the options of approximately eight years. There were no options issued in 2003 or 2004.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following pro forma information shows the Company’s net income and earnings per basic and diluted share if compensation expense for the Company’s employee stock options had been determined based on the fair value method of accounting:

	2004	2003	2002
	(Dollars in millions, except per share amounts)
Net income, as reported	$146.3	$192.1	$149.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.6)	(1.3)	(2.6)

Pro forma net income	$145.7	$190.8	$146.8

Earnings per share:
Basic – as reported	$8.07	$10.43	$8.10
Basic – pro forma	$8.03	$10.36	$7.96

Diluted – as reported	$8.01	$10.31	$8.04
Diluted – pro forma	$7.94	$10.23	$7.96

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005. Because the Company has not granted any stock options since 2002 and does not anticipate issuing options in 2005, the adoption of this statement is not expected to have a material impact on the results of operations.

Exit and Termination Costs

In January 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which was effective for periods after December 31, 2002. The statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. Previously, these liabilities were required to be accrued at the time management committed to an activity. Costs required to be accrued include but are not limited to termination benefits provided to employees that were involuntarily terminated, costs to terminate a contract that was not a capital lease, and costs to consolidate facilities or relocate employees. The impact of implementation of this standard was not material.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2.	INVESTMENTS

The amortized cost and estimated fair value of investments in fixed maturities available for sale at December 31, 2004, and 2003 were as follows:

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$84.1	$1.8	$(0.3)	$85.6
Obligations of states and political subdivisions	416.0	20.1	(0.6)	435.5
Fixed maturities issued by foreign governments	4.7	0.1	—	4.8
Public utilities	11.3	0.9	—	12.2
Corporate securities	419.0	14.7	(1.1)	432.6
Mortgage-backed securities	133.7	2.2	(0.3)	135.6
Preferred stock	7.0	—	—	7.0

Fixed maturities available-for-sale	$1,075.8	$39.8	$(2.3)	$1,113.3

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2.	INVESTMENTS (Continued)

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$88.9	$3.1	$(0.1)	$91.9
Obligations of states and political subdivisions	417.9	23.5	(0.3)	441.1
Fixed maturities issued by foreign governments	1.5	—	—	1.5
Public utilities	23.0	1.5	—	24.5
Corporate securities	344.3	17.7	(0.8)	361.2
Mortgage-backed securities	116.1	2.1	(0.2)	118.0
Preferred stock	5.5	0.1	—	5.6

Fixed maturities available-for-sale	$997.2	$48.0	$(1.4)	$1,043.8

The amortized cost and estimated fair value of fixed-maturity securities at December 31, 2004, by contractual maturity for available for sale securities are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2.	INVESTMENTS (Continued)

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$63.8	$64.6
Due after one year through five years	371.0	382.0
Due after five years through ten years	355.9	375.1
Due after ten years	151.4	156.0
Mortgage-backed securities	133.7	135.6

	$1,075.8	$1,113.3

Realized and unrealized gains (losses) representing the change in difference between fair value and cost (principally amortized cost for fixed maturities) on fixed maturities and equity securities for the three years ended December 31, are summarized below:

	2004	2003	2002
	(In millions)
Net realized gains (losses):
Fixed maturities	$1.6	$7.7	$1.4
Equity securities	4.2	0.8	(0.1)

	$5.8	$8.5	$1.3

Change in unrealized:
Fixed maturities	$(9.1)	$(7.7)	$45.4
Equity securities	3.4	6.9	0.3

	$(5.7)	$(0.8)	$45.7

Gross unrealized gains and (losses) relating to investments in equity securities were $10.8 million and $(0.1) million at December 31, 2004.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2.	INVESTMENTS (Continued)

A total of 480 securities had unrealized losses at December 31, 2004, and the duration of these securities range from one year to thirty years. All but 24 of the securities with unrealized losses were investment grade fixed maturity securities acquired by the Company during 2004, and accordingly, each security has been in an unrealized loss position for less than twelve months. The 24 securities with unrealized losses in excess of twelve months were investment grade long-term bonds and notes which management has the intent and the ability to hold to maturity and had an aggregate unrealized loss of $0.3 million.

Management has concluded that none of the available-for-sale securities with unrealized losses at December 31, 2004, has experienced an other-than temporary impairment. This conclusion was based on a number of factors including: (1) there were no securities with fair values less than 80 percent of amortized cost at December 31, 2004, (2) there were no securities rated below investment grade, and (3) there were no securities for which fair value had been significantly below amortized cost for a period of six months or longer.

The proceeds from sale of investments, net of calls or maturities and gross realized gains (losses) during the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
	(In millions)
Fixed maturities:
Proceeds	$333.7	$463.0	$339.2
Gross realized gains	3.2	8.7	5.7
Gross realized losses	(1.8)	(0.8)	(4.0)

Equity securities:
Proceeds	$15.6	$9.0	$1.2
Gross realized gains	4.3	1.0	—
Gross realized losses	(0.1)	(0.2)	(0.1)

At December 31, 2004, no industry group comprised more than 10 percent of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States, and is not dependent on the economic stability of one particular region.

At December 31, 2004, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10 percent of shareholders’ equity.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

3.	LOANS RECEIVABLE

Loans receivable at December 31, 2004, and December 31, 2003, are summarized as follows:

	2004	2003
	(In millions)
Loans – interest bearing	$346.8	$257.6
Conditional sales and other contracts	1.5	5.3

	348.3	262.9
Unearned income on loans	(0.5)	(0.7)
Allowance for loan losses	(4.1)	(3.3)
Deferred loan fees	0.9	1.6

	$344.6	$260.5

The average yield on the Company’s loan portfolio was 6.76 percent for the year ended December 31, 2004. Average yields are affected by amortization of discounts on loans, prepayment penalties recorded as income, loan fees amortized to income and market interest rate changes.

The activity in the allowance for loan losses for the years ended December 31, 2004, and December 31, 2003, is as follows:

	2004	2003
	(In millions)
Beginning of year	$3.3	$0.1
Add: Provision for loan losses	0.9	0.7
Balance acquired	—	2.5
Less: Charge-offs	(0.1)	—

Balance at end of year	$4.1	$3.3

There were no investments in loans for which an impairment has been recognized. The amount of loans in non-accrual status was not material at December 31, 2004.

The allowance for loan losses is maintained at a level that is considered appropriate by management to provide for risks in the portfolio.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

4.	POLICY AND CONTRACT CLAIMS

Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

	2004	2003	2002
	(In millions)
Balance at January 1	$659.6	$574.5	$561.5
Acquired	0.8	—	—
Incured related to:
Current year	213.7	147.3	136.5
Prior years	(32.3)	41.3	(30.7)

Total incurred	181.4	188.6	105.8

Paid related to:
Current year	19.2	8.5	10.5
Prior years	107.1	95.0	82.3

Total paid	126.3	103.5	92.8

Balance at December 31	$715.5	$659.6	$574.5

The Company calculates the ultimate loss reserve for title insurance claims by analyzing the dollar amount of claims paid and reported each year accumulated by policy issue year in each subsequent year. The Company considers factors such as historical timing of claims reported and historical timing of claims paid over the period in which policies are effective against actual experience by year of policy issue to determine the amount of claims reserves required for each year for which policies are outstanding.

The Company’s increase in 2004 estimated losses related primarily to several large claims for policy year 2004. Reserves for policy years 1999 and prior developed favorably in both 2004 and 2003. The adverse development on prior year loss reserves during 2003 was attributable to the emergence of a few large claims for policy years 2001 and 2002. The favorable development on loss reserves during 2002 was attributable to lower than expected payment levels on recent issue years which included a high proportion of refinance business. The Company will continue to evaluate its title insurance reserves quarterly and adjust its reserves when circumstances dictate that recent trends have moderated significantly.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

5.	DEPOSITS

Passbook and investment certificate accounts at December 31, 2004 and December 31, 2003 are summarized as follows:

	2004	2003
	(In millions)
Passbook accounts	$176.1	$80.4
Certificate accounts:
Less than one year	138.1	108.2
One to two years	25.3	10.7
Two to three years	3.8	2.0
Three to four years	2.7	0.8
Four to five years	27.1	1.9

	$373.1	$204.0

Annualized average interest rates:
Passbook accounts	1.31%	2.03%
Certificate accounts	2.95%	2.79%

6.	FACULTATIVE REINSURANCE

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

Due to statutory limitations, the Company is restricted to purchasing reinsurance from other title companies. Consequently, the Company purchases significantly all its title reinsurance from two other title companies. These title companies have an AM Best rating of A or better, indicating excellent or superior ability to meet their obligations.

The amount of paid and recovered reinsured losses during the three years ended December 31, 2004 is immaterial to operations. The total amount of premiums for assumed and ceded risks was less than 1 percent of title premiums in each of the last three years.

7.	SHAREHOLDERS’ EQUITY

Rights Agreement

The Company has issued one preferred share purchase right (a “Right”) for each outstanding share of Common Stock. Each Right entitles the holder to purchase, upon

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

7.	SHAREHOLDERS’ EQUITY (Continued)

certain triggering events, shares of the Company’s Series A Junior Participating Preferred Stock (“Junior Preferred Stock”) or Common Stock or other securities, as set forth in the Rights Agreement, as amended, between the Company and State Street Bank and Trust Company, the parent company of the Company’s transfer agent. Generally, the Rights will become exercisable if a person or group acquires or announces a tender offer for 20 percent or more of the outstanding shares of Common Stock. Under certain circumstances, the Board of Directors may reduce this threshold percentage to not less than 10 percent.

If a person or group acquires the threshold percentage of Common Stock described above, each Right will entitle the holder, other than such acquiring person or group, to purchase one one-hundredth of a share of Junior Preferred Stock at an exercise price of $85, subject to certain adjustments. As an alternative to purchasing shares of Junior Preferred Stock, if a person or group acquires the threshold percentage of Common Stock, each Right will entitle the holder, other than such acquiring person or group, to buy, at the then current exercise price of the Right, shares of Common Stock having a total market value of twice the exercise price. If the Company is acquired in a merger or other business combination, each Right will entitle the holder, other than such acquiring person or group, to purchase, at the then current exercise price of the Right, securities of the surviving company having a total market value equal to twice the exercise price of the Right. Following the acquisition by any person of more than the threshold percentage of the outstanding shares of the Company’s Common Stock but less than 50 percent of such shares, the Company may exchange one share of Common Stock for each Right (other than Rights held by such person).

The Rights will expire on August 20, 2007, and may be redeemed by the Company at a price of one cent per Right at any time before they become exercisable. Until the Rights become exercisable, they are evidenced by the Common Stock certificates and are transferred with and only with such certificates.

Stock Options and Award Plans

As of December 31, 2004, the Company had three stock compensation plans which have been approved by the shareholders. Under the 2000 Stock Incentive Plan, as amended (the “2000 Plan”), the Company may grant/award Common Stock, restricted stock, stock options, stock appreciation rights and phantom stock to officers, directors, employees, agents, consultants and advisors of the Company and its subsidiaries, as determined in the discretion of the Executive Compensation Committee of the Board of Directors. Grants or awards covering 1,509,480 shares of Common Stock were made pursuant to the 1991 and 1992 stock plans. All future grants of stock compensation will be granted through the 2000 Plan. As of December 31, 2004, the Company had made awards of 310,554 shares of restricted stock, 100 shares of Common Stock, grants of 58,602 shares of phantom stock designated as cash units and payable solely in cash; and grants covering 748,430 shares, each net of adjustments for forfeitures pursuant to the 2000 Plan. The maximum number of shares of Common Stock authorized for issuance under the 2000 Plan is

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

7.	SHAREHOLDERS’ EQUITY (Continued)

3,600,000 subject to adjustment as described in the 2000 Plan. As of December 31, 2004, there were 2,482,314 shares available for future grant under the 2000 Plan.

Stock Options

All stock options have been granted with an exercise price equal to the fair market value of a share of Common Stock at the date of grant. All options granted to directors vest ratably over four years and expire ten years from the date of grant; all other options generally vest ratably over four years and expire seven years from the date of grant. The following schedule summarizes stock option activity for the three years ended December 2004:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, December 31, 2001 (421,145 exercisable)	1,493,901	$29
Granted	16,000	32	$17.92
Exercised	151,757	19
Forfeited	71,502	32

Options outstanding, December 31, 2002 (616,630 exercisable)	1,286,642	$30
Granted	—	—
Exercised	358,398	29
Forfeited	12,000	44

Options outstanding, December 31, 2003 (532,738 exercisable)	916,244	$30
Granted	—	—
Exercised	380,031	30
Forfeited	7,000	38

Options outstanding, December 31, 2004 (408,213 exercisable)	529,213	$30

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

7.	SHAREHOLDERS’ EQUITY (Continued)

The following table summarizes information about stock options outstanding at December 31, 2004:

Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$14.31 – $20.06	81,963	2.58	$18.59	81,963	$18.59
26.50 – 26.50	201,250	3.95	26.50	140,250	26.50
27.70 – 32.04	42,000	6.20	29.67	42,000	29.67
36.80 – 36.80	178,000	3.13	36.80	118,000	36.80
43.60 – 54.04	26,000	2.06	48.57	26,000	48.57

	529,213	3.55	$30.08	408,213	$29.62

Restricted Stock

Restricted stock and related cash units may be granted pursuant to the 2000 Plan and vest ratably over four years.

	2004		2003		2002
	Restricted Stock	Cash Units	Restricted Stock	Cash Units	Restricted Stock	Cash Units
Outstanding grants at start of year	257,005	71,820	120,400	—	—	—
New shares granted	26,168	13,158	169,180	71,820	120,400	—
Shares forfeited	(5,194)	(1,480)	—	—	—	—
Shares vested	(88,901)	(24,896)	(32,575)	—		—

Outstanding grants at end of year	189,078	58,602	257,005	71,820	120,400	—

Savings and Stock Ownership Plan

The Company has registered 3,100,000 shares of Common Stock for use in connection with the LandAmerica Financial Group, Inc. Savings and Stock Ownership Plan. Substantially all of the employees of the Company are eligible to participate in the Plan.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

7.	SHAREHOLDERS’ EQUITY (Continued)

Prior to July 1, 2002, the Company provided the Plan Trustee with funds to purchase shares on the open market to use in matching employee contributions. After that date, the Company has matched employee contributions in cash. The level of contributions to the Plan is discretionary and set by the Board of Directors annually. The total number of shares purchased and allocated to employees including both company match and employee contributions in 2004, 2003 and 2002 were 121,456, 107,547 and 184,656, respectively, at a cost of $5.4 million, $4.8 million and $5.5 million, respectively. Amounts charged to income by the Company for its matching contributions were $12.8 million, $11.9 million and $10.3 million for 2004, 2003 and 2002, respectively.

Effective January 1, 2005, the Company’s Savings and Stock Ownership Plan was amended to comply with the safe harbor provisions of Sections 401(k)(12) and 401(m)(11) of the Internal Revenue Code of 1986, as amended. The amendment provides immediate vesting on all Company matching contributions made after January 1, 2005, removes the one-year waiting period for new participants to receive matching contributions and increases the matching contributions that the Company will make to employee accounts under the plan.

Deferral Plans

Pursuant to the Company’s Executive Voluntary Deferral Plan and Outside Directors Deferral Plan, executives and directors can defer eligible compensation into deferred stock units or a cash account bearing interest at a fixed rate of return. Under the terms of the original plans, deferred stock units were settled by a cash payment to the plan participant. Effective April 24, 2002, the Company amended the deferral plans to provide for the settlement of deferred stock units in the Common Stock of the Company. Effective January 1, 2004, the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan were amended to provide a maximum of 800,000 and 100,000, respectively, of Common Stock that can be issued under the plans. A trust has been established to hold the shares of Common Stock to be used to fund payments to executives and directors. The Company provides the trustee of the Plans with the funds to purchase shares of Common Stock on the open market to match the number of deferred stock units credited to participants’ accounts under the deferral plans. The aggregate number of shares purchased by the trustee of the plans in 2004 was 59,336 at a cost of $2.7 million.

Convertible Debt

In November and December 2003, the Company issued $115.0 million of the Company’s 3.125 percent Convertible Senior Debentures due 2033 (the “2003 debentures”) through a private placement. The 2003 debentures are convertible into shares of the Company’s Common Stock at the current conversion rate of 14.9478 shares per $1,000 principal amount of the debentures, which is equivalent to a conversion price of $66.90 per

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

7.	SHAREHOLDERS’ EQUITY (Continued)

share of Common Stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events. Upon conversion, the Company will deliver cash or Common Stock equal to the lesser of the aggregate principal amount of the 2003 debentures to be converted or the Company’s total conversion obligation and cash or common stock in respect of the remainder, if any, of the Company’s conversion obligation. The Company may redeem some or all of the 2003 debentures at any time on or after November 2010. The holders may also require the Company to repurchase the 2003 debentures for cash or Common Stock at five designated repurchase dates as defined in the indenture. Holders may convert the 2003 debentures into cash and shares, if any, of the Company’s Common Stock prior to stated maturity, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after December 31, 2003, and before December 31, 2028, if the last reported sale price of the Company’s Common Stock is greater than or equal to 125 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) at any time on or after January 1, 2029, if the last reported sale price of the Company’s Common Stock on any date on or after December 31, 2028, is greater than or equal to 125 percent of the conversion price; (3) subject to certain limitations, during the five business day period after any five consecutive trading day period in which the trading price per 2003 debenture for each day of that period was less than 98 percent of the product of the conversion rate and the last reported sale price of the Company’s Common Stock; (4) if the Company calls the 2003 debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if the Company obtains credit ratings for the 2003 debentures, at any time when the credit ratings assigned to the 2003 debentures are below the specified levels in the indenture. At December 31, 2004 none of the 2003 debentures had been converted or redeemed.

In May 2004, the Company issued approximately $125.0 million principal amount of the Company’s 3.25 percent Convertible Senior Debentures due 2034 (the “2004 debentures”) through a private placement. The 2004 debentures are convertible into shares of the Company’s Common Stock at current conversion rate of 18.4153 shares per $1,000 principal amount of the 2004 debentures, which is equivalent to a conversion price of approximately $54.30 per share of Common Stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events. Upon conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of 2004 debentures to be converted and the Company’s total conversion obligation and Common Stock in respect of the remainder, if any, of the Company’s conversion obligation. Holders may convert the 2004 debentures into cash and shares, if any, of the Company’s Common Stock prior to stated maturity, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after June 30, 2004, and before June 30, 2029, if the last reported sale price of the Company’s Common

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

7.	SHAREHOLDERS’ EQUITY (Continued)

Stock is greater than or equal to 125 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) at any time on or after July 1, 2029 if the last reported sale price of the Company’s Common Stock on any date on or after June 30, 2029 is greater than or equal to 125 percent of the conversion price; (3) subject to certain limitations, during the five business day period after any five consecutive trading day period in which the trading price per 2004 debenture for each day of that period was less than 98 percent of the product of the conversion rate and the last reported sale price of the Company’s Common Stock; (4) if the Company calls the 2004 debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if the Company obtains credit ratings for the 2004 debentures, at any time when the credit ratings assigned to the 2004 debentures are below the specified levels in the indenture. As of December 31, 2004, none of the debentures had been converted or redeemed.

Concurrently with the sale of the 2004 debentures, the Company entered into a bond hedge transaction designed to mitigate the potential dilution from the conversion of the 2004 debentures. Under the ten year term of the bond hedge transaction, the Company may exercise an option to require a counterparty to deliver to the Company shares of Company Common Stock based at a price approximately equal to the conversion price of the 2004 debentures.

The cost of the bond hedge transaction was partially offset by the Company’s sale to a counterparty of warrants to acquire up to 2,301,894 shares of the Company’s Common Stock. The warrants are initially exercisable at a price of approximately $63.98 per share, subject to adjustment. The warrants may be settled through a net share settlement based on the amount by which the then current market price of the Company’s Common Stock exceeds the exercise price.

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

7.	SHAREHOLDERS’ EQUITY (Continued)

A summary of unrealized gains (losses) and reclassification adjustments, net of tax, of available-for-sale securities for the years ended December 31, 2004, 2003 and 2002 follows:

	2004	2003	2002
	(In millions)
Unrealized holding (losses) gains arising during the period	$(5.5)	$(5.6)	$30.3
Reclassification adjustment for gains (losses) previously included in other comprehensive income (net of tax expense (benefit) of $1.1 million – 2004; $2.8 million – 2003 and $0.4 million – 2002)	1.9	5.1	(0.6)

Net unrealized holding (losses) gains arising during the period	$(3.6)	$(0.5)	$29.7

Net unrealized gains totaled $48.2 million and $53.9 million at December 31, 2004 and December 31, 2003, respectively.

8.	STATUTORY FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities. Combined statutory equity of the Company’s insurance subsidiaries was $478.8 million and $460.1 million at December 31, 2004 and 2003, respectively. The difference between statutory equity and equity determined on the basis of accounting principles generally accepted in the United States is primarily due to differences between the provision for policy and contract claims included in the accompanying financial statements and the statutory unearned premium reserve, which is calculated in accordance with statutory requirements, and statutory regulations that preclude the recognition of certain assets and limit the recognition of goodwill and deferred income tax assets. Statutory net income for the Company’s insurance subsidiaries was $109.9 million, $163.1 million and $128.9 million in 2004, 2003 and 2002, respectively.

The Company’s statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. These regulatory authorities recognize only statutory accounting practices prescribed or permitted by their individual state for determining and reporting the financial condition and results of operations of an insurance company and for determining their solvency. The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by each of the states that regulate the Company. Each of the

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

8.	STATUTORY FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

states have adopted a material prescribed accounting practice that differs from that found in NAIC SAP. Specifically, amounts added to the Statutory Premium Reserve are released more rapidly in the first three years of the twenty year release period under NAIC SAP than is allowed by state statute. Additionally, there are differences between NAIC SAP and state statute for allowable assets in the areas of deferred taxes, goodwill and EDP equipment.

A reconciliation of the Company’s insurance subsidiaries’ net statutory surplus between NAIC SAP and practices prescribed and permitted by these states at December 31 is shown below:

	2004	2003	2002
	(In millions)
Statutory surplus	$478.8	$460.1	$497.9
State prescribed practices:
Release of statutory premium reserve	89.7	40.9	17.9
Deferred taxes	1.8	1.6	1.9
EDP equipment	2.1	2.1	1.4
Goodwill	2.8	4.5	1.2

Total adjustments	96.4	49.1	22..4

Statutory surplus, NAIC SAP	$575.2	$509.2	$520.3

In a number of states, the Company’s insurance subsidiaries are subject to regulations which require minimum amounts of statutory equity and which require that the payment of any extraordinary dividends receive prior approval of the Insurance Commissioners of these states. An extraordinary dividend is generally defined by various statutes in the state of domicile of the subsidiary insurer. Under such statutory regulations, net assets of consolidated insurance subsidiaries aggregating $83.0 million is available for dividends, loans or advances to the Company during the year 2005.

In addition, the credit agreement with SunTrust Bank (See Note 14) contains certain covenants, which would limit future dividend payments by the Company. Management does not believe, however, that these restrictions will, in the foreseeable future, adversely affect the Company’s ability to pay cash dividends at the current dividend rate.

At December 31, 2004, the Company’s insurance and industrial bank subsidiaries had $24.8 million on deposit with various state regulatory agencies that are shown primarily as investments on the consolidated balance sheet.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

9.	INVESTMENT INCOME

Earnings on investments and net realized gains for the three years ended December 31, follow:

	2004	2003	2002
	(In millions)
Fixed maturities available-for-sale	$47.9	$47.9	$50.5
Equity securities	2.4	2.0	0.4
Short-term investments	2.8	2.6	2.2
Loans receivable	20.0	1.6	0.1
Other investment income	0.8	0.1	—
Net realized gains	5.8	8.5	1.3

Total investment income	79.7	62.7	54.5
Investment expenses	(2.1)	(2.1)	(1.5)

Net investment income	$77.6	$60.6	$53.0

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

10.	INCOME TAXES

The Company and its majority-owned subsidiaries file a consolidated federal income tax return. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2004 and 2003 were as follows:

	2004	2003
	(In millions)
Deferred tax assets:
Deferred income	$81.0	$65.0
Policy and contract claims	68.0	62.6
Employee benefit plans	32.0	28.7
Goodwill	30.0	39.7
Pension liability	16.5	17.8
Tax and flood claims	9.6	—
Convertible debt	9.2	—
Allowance for bad debts	4.9	6.3
Other	4.7	4.0

Total deferred tax assets	255.9	224.1

Deferred tax liabilities:
Other intangibles	66.5	48.1
Unrealized gains	16.7	18.9
Fixed assets	10.0	8.6
Title plants	9.0	8.9
Capitalized system development costs	1.4	1.4
Other	2.8	4.0

Total deferred tax liabilities	106.4	89.9

Net deferred tax asset	$149.5	$134.2

A valuation allowance would be established for any portion of a deferred tax asset that management believes may not be realized. At December 31, 2004 and 2003, no valuation allowance was provided.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

10.	INCOME TAXES (Continued)

The breakout of the Company’s income tax expense between current and deferred is as follows:

	2004	2003	2002
	(In millions)
Current:
Federal	$87.0	$100.0	$52.5
State	8.9	4.9	2.1

Total	95.9	104.9	54.6

Deferred:
Federal	(11.6)	(0.1)	24.9
State	(4.5)	—	0.9

Total	(16.1)	(0.1)	25.8

Net tax expense	$79.8	$104.8	$80.4

The provision for income tax differs from the amount of income tax determined by applying the U.S. statutory income tax rate (35 percent) to pre-tax income as a result of the following:

	2004	2003	2002
	(In millions)
Tax expense at federal statutory rate	$79.1	$103.9	$80.4
Federal tax credits	(1.7)	(1.3)	(0.7)
Nontaxable interest	(5.0)	(5.1)	(4.9)
Dividend deductions	(0.5)	(0.4)	(0.6)
Company-owned life insurance	(1.1)	(0.6)	(0.2)
Meals and entertainment	5.2	4.9	3.0
State income taxes, net of federal benefit	2.9	3.2	2.0
Other, net	0.9	0.2	1.4

Income tax expense	$79.8	$104.8	$80.4

Taxes paid were $103.5 million in 2004, $120.3 million in 2003 and $35.3 million in 2002.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

11.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2004	2003	2002
	(In millions, except per common share amounts)
Numerator:
Net income – numerator for diluted earnings per share	$146.3	$192.1	$149.4

Numerator for basic earnings per share	$146.3	$192.1	$149.4

Denominator:
Weighted average shares – denominator for basic earnings per share	18.1	18.4	18.4
Effect of dilutive securities:
Employee stock options	0.2	0.2	0.2

Denominator for diluted earnings per share	18.3	18.6	18.6

Basic earnings per common share	$8.07	$10.43	$8.10

Diluted earnings per common share	$8.01	$10.31	$8.04

12.	PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The Company has pension and other retirement benefit plans covering substantially all employees. On December 31, 2004, the Company froze the accumulation of benefits available under its principal defined benefit pension plan. Effective December 31, 2004 the Company ceased future accruals to the retirement plan accounts of all plan participants (other than annual interest credits on account balances), caused the accrued benefits of participants to be fully vested as of December 31, 2004 and limited participation in the plan to those individuals who were participants in the Plan as of December 31, 2004.

Until December 31, 2004, the Company’s principal pension plan was a non-contributory, qualified, defined benefit pension plan that provided benefits based on a cash balance formula. Each participant’s account was credited annually with an amount equal to 2-5 percent of the participant’s annual compensation based on the participant’s age and years of credited service. Additionally, each participant’s account balance will be credited with interest based on the 10-year treasury bond rate published in November preceding the applicable plan year. Prior to January 1, 1999, the Company maintained two separate non-contributory defined benefit plans, which were merged into the current plan. Participants prior to January 1, 1999, who met the requirements for early retirement on

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

12.	PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

that date, may elect to receive their retirement benefits under the applicable prior plan or formula. The Company’s policy was to fund all accrued pension costs.

Additionally the Company sponsors a postretirement benefit plan that provides for postretirement health care and life insurance benefits to employees hired by the Company prior to January 1, 2000. The Company also sponsors non-qualified, unfunded supplemental benefit plans covering key management personnel.

Obligations, funded status and net amount recognized at December 31 are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(In millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$267.7	$231.0	$60.3	$61.0
Service cost	12.5	9.3	0.8	0.7
Interest cost	15.0	14.5	3.1	3.8
Plan participants’ contributions	—	—	1.0	0.8
Effect of Medicare Act	—	—	(4.7)	—
Actuarial loss (gain)	4.4	31.6	(2.9)	(1.7)
Curtailments	(13.7)	—	—	—
Benefits paid	(26.0)	(18.7)	(4.3)	(4.3)

Benefit obligation at end of year	$259.9	$267.7	$53.3	$60.3

Change in plan assets:
Fair value of plan assets at beginning of year	$197.9	$183.2	$—	$—
Actual return on plan assets	19.3	23.3	—	—
Refund of plan assets	—	—	—	—
Company contributions	26.0	10.2	—	—
Plan participants’ contributions	—	—	—	—
Benefits paid	(26.0)	(18.8)	—	—

Fair value of plan assets at end of year	$217.2	$197.9	$—	$—

Funded status of the plan (underfunded)	$(42.7)	$(69.8)	$(53.3)	$(60.3)
Unrecognized net actuarial loss	76.8	93.4	1.4	9.5
Unrecognized transition obligation	—	—	9.4	10.6
Unrecognized prior service cost	—	(6.4)	1.2	1.6
Contribution made between measurement date and year end	—	16.0	—	—
Minimum pension liability adjustment in accumulated comprehensive income	(76.8)	(80.8)	—	—

Accrued benefit cost	(42.7)	(47.6)	(41.3)	(38.6)
Accumulated other comprehensive income	76.8	80.7	—	—

Net amount recognized	$34.1	$33.1	$(41.3)	$(38.6)

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

12.	PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

The accumulated benefit obligation for all defined benefit pension plans was $259.9 million and $261.5 million at December 31, 2004 and 2003, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $259.9 million, $259.9 million and $217.2 million, respectively, as of December 31, 2004, and $267.7 million, $261.5 million and $197.9 million, respectively, as of December 31, 2003.

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
	(In millions)
Components of net periodic pension cost:
Service cost	$12.5	$9.3	$8.1	$0.8	$0.7	$0.9
Interest cost	15.0	14.5	14.9	3.1	3.8	3.4
Expected return on plan assets	(17.3)	(17.4)	(18.0)	—	—	—
Amortization of unrecognized transition (asset) obligation	—	—	—	1.2	1.2	1.1
Prior service cost recognized	(1.6)	(1.8)	(1.7)	0.5	0.4	0.5
Gain due to settlement or curtailment	(4.8)	—	—	—	—	—
Recognized gain	5.2	1.3	—	—	0.3	—

Net periodic benefit cost	$9.0	$5.9	$3.3	$5.6	$6.4	$5.9

Component of Comprehensive Income:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(In millions)
(Decrease) increase in minimum liability included in other comprehensive income	$(3.9)	$24.8	$—	$—

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	6.00%	6.00%	6.00%	6.75%
Rate of compensation increase	4.63%	4.63%	4.63%	4.63%

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

12.	PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

Weighted-average assumptions used to determine net cost for years ended December 31:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	6.00%	6.75%	6.00%	6.00%
Expected return on plan assets	8.00%	8.50%	N/A	N/A
Rate of compensation increase	4.63%	4.63%	4.63%	4.63%

Assumed health care cost trend rates at December 31:

	2004	2003
Health care cost trend rate assumed for next year	11.00%	l2.00%
Rate that the cost trend rate gradually declines to	5.50%	5.50%
Year that the rate reaches the rate it is assumed to remain at	2011	2011

Assumed health care cost trend rates has a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(In millions)
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	$1.7	$(1.5)

The Company’s pension plan asset allocation at December 31, 2004 and 2003 and target allocation for 2005 by asset category are as follows:

	Target Allocation 2005	Percentage of Plan Assets
		2004	2003
Equity securities	55.0%	56.0%	50.7%
Debt securities	35.0%	34.5%	40.2%
Other	10.0%	9.5%	9.1%

Total	100.0%	100.0%	100.0%

The Company anticipates that its weighted average long-term rate of return will be 8.0 percent. This was developed based on the Company’s analysis of the anticipated returns for the assets based on the Company’s targeted asset allocation. The Company’s investment strategy is to provide average market returns through the strategic use of equity and fixed-income and alternative investments to ensure both liquidity and stability of the portfolio. It is anticipated that the current mix of investments will enable the plan

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

12.	PENSIONS AND OTHER POSTRETIREMENT BENEFITS (Continued)

to meet its expected rate of return while maintaining principal throughout a variety of market conditions.

Cash Flows

Employer contributions to the Company’s defined benefit plan were $26.0 million and $26.2 million in 2004 and 2003, respectively. The Company anticipates making contributions of between $10 million and $20 million in 2005. The Company did not contribute to other benefit plans in 2004 and 2003 nor does it anticipate contributing amounts in 2005.

Contributions by participants to the other benefit plans were approximately $1.0 million and $0.8 million for the years ending December 2004 and 2003, respectively.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
	(In millions)
2005	$29.9	$4.3
2006	24.8	4.1
2007	25.8	4.2
2008	27.0	4.2
2009	27.0	4.2
Years 2010-2014	151.1	21.5

The measurement date for both the pension and postretirement benefits valuations was September 30, 2004.

13.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company conducts a major portion of its operations from leased office facilities under operating leases that generally expire over the next 10 years but are renewable. Additionally, the Company leases data processing and other equipment under operating leases, which for the most part are renewable, that generally expire over the next five years.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

13.	COMMITMENTS AND CONTINGENCIES (Continued)

Following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004.

(In millions)
2005	$61.1
2006	46.7
2007	34.1
2008	23.0
2009	10.6
Thereafter	5.5

$181.0

Rent expense was $87.3 million, $75.1 million and $63.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

In 2000 and 2001, the Company entered into sale-leaseback transactions whereby the Company sold and leased back assets classified as furniture and equipment. These assets were leased back from the purchaser over periods of 5 and 7 years. The resulting leases are being accounted for as operating leases and the resulting gain is being amortized over the life of the lease. The leases require the Company to pay customary operating and repair expenses and to observe certain covenants. These leases contain a renewal option at lease termination and a purchase option at an amount approximating fair market value at lease termination.

Future scheduled minimum lease payments under non-cancelable operating leases entered into in connection with the sale-leaseback transactions as of December 31, 2004, are as follows:

(In millions)
2005	$6.5
2006	5.8
2007	4.5
2008	1.1

Total minimum lease payments	$17.9

Other Commitments and Guarantees

In November 2002, FASB issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements Including Guarantees of Indebtedness of Others (“FIN 45”). The provisions for initial recognition and measurement are effective on a prospective

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

13.	COMMITMENTS AND CONTINGENCIES (Continued)

basis for guarantees that are issued or modified after December 15, 2002. Adoption of this standard did not have a material impact on the Company’s financial position or results of operations. The Company had guarantees of indebtedness of others of approximately $4.4 million at December 31, 2004, and $6.1 million at December 31, 2003.

The Company’s bank subsidiary regularly commits to fund loans. The amount of such commitments was not material as of December 31, 2004.

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

The Company’s tax and flood business acquired in October 2003 had two customers that represented approximately 40 percent and 59 percent of total fees received for the years ended 2004 and 2003, respectively.

Although the Company conducts its business on a national basis through a network of branch and agency offices, approximately 49 percent and 47 percent of consolidated title revenues for both of the year ended December 31, 2004 and 2003, respectively, were generated in the states of California, Texas, Florida, New York and Pennsylvania.

Other Contingencies

The Company is and has been periodically subject to information requests and subpoenas from the states relating to investigations of the business practices of the Company and the title insurance industry. Multiple states are specifically investigating captive reinsurance. Since the inception of the reinsurance programs in 1997 through 2004, reinsurance premiums paid by the Company to the reinsurers have totaled approximately $12 million. The revenues from these programs were not material to the results of operations. Based on information known to management, the Company cannot predict the outcome of these investigations.

14.	CREDIT ARRANGEMENTS

A summary of the Company’s debt and credit arrangements are as follows:

	2004	2003
	(In millions)
3.125% senior convertible debentures, due November 2033	$115.0	$115.0
3.25% senior convertible debentures, due May 2034	125.0	—
7.16% senior notes, due 2006	50.0	50.0
7.45% senior notes, due 2008	50.0	50.0
7.88% senior notes, due 2011	50.0	50.0
Senior Credit Facility, due November 6, 2008	—	—
Borrowings from Federal Home Loan Bank Board	51.1	43.6
Other notes with maturities through 2008, average rate approximately 5.4%	24.3	18.8

	$465.4	$327.4

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

14.	CREDIT ARRANGEMENTS (Continued)

On November 6, 2003, the Company entered into a new credit arrangement with SunTrust Bank, individually and as administrative agent for a syndicate of other banks, pursuant to which a credit facility, in the aggregate principal amount of up to $200.0 million, was established. This line of credit replaced the Company’s prior six-year credit facility with Bank of America that expired in November 2003. The credit facility is a five-year senior unsecured revolving credit facility, which will terminate with all amounts being due and payable on November 6, 2008, unless extended as provided in the credit agreement. In March, April and October 2004, the Company amended its credit facility with SunTrust Bank. The material terms of the amendments revise certain restrictive covenants to increase the Company’s flexibility to incur other indebtedness; make loans to agents; declare or pay cash dividends to its shareholders and purchase, redeem or otherwise acquire shares of its capital stock or warrants, rights or options to acquire any such shares for cash; use a Rabbi Trust to purchase, redeem or otherwise acquire shares of its common stock; and guaranty indebtedness of its subsidiaries, affiliates or agents of its subsidiaries. The facility contains certain restrictive covenants, including a minimum debt to capitalization ratio, a debt service coverage ratio and maintenance of statutory surplus. The Company was in compliance with all such covenants at December 31, 2004.

Interest accrues on the outstanding principal balance of the loans, at the Company’s option, based on (i) LIBO (reserve adjusted) for 30, 60, 90 or 180 days with respect to any Eurodollar Borrowing plus a margin determined by the Company’s leverage ratio or (ii) SunTrust’s Base Rate as defined in the credit agreement. In the event of any default, interest on the outstanding principal balance of the loans will accrue at a rate equal to SunTrust’s Base Rate plus 2.0 percent per annum.

In May 2004 the Company issued $125.0 million principal amount of its 3.25 percent Convertible Senior Debentures due 2034 through a private placement. The 2004 debentures are convertible into common shares of the Company at an equivalent price of $54.30 per share. See additional information in Note 7. The Company may redeem some or all of the senior convertible debentures at any time on or after May 2014. The holders may also require the Company to repurchase the debentures for cash at four designated repurchase dates as defined in the indenture.

On November 26, 2003 the Company issued $115.0 million of its 3.125% Convertible Senior Debentures due 2033 through a private placement. The debentures are convertible into common shares of the Company at $66.90 per share (see additional information in Notes 7 and 21). The Company may redeem some or all of the senior convertible debentures at any time on or after November 15, 2010. The holders may also require the Company to repurchase the debentures for cash at five designated repurchase dates as defined in the indenture. Additionally, the Company may be required to pay contingent interest during interest periods beginning in 2010, depending on the trading price of the debentures, as defined in the indenture.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

14.	CREDIT ARRANGEMENTS (Continued)

The Company’s banking subsidiary has a line of credit with the Federal Home Loan Bank Board of San Francisco (“FHLB”) in the amount of $51.1 million at December 31, 2004. All advances under this line of credit were collateralized with loans receivable and FHLB stock. These borrowings, which included fixed term, fixed and variable rate advances maturing 2005 through 2009, bear or carry interest rates ranging from 1.9 percent to 3.94 percent.

The aggregate annual maturities for notes and contracts payable in each of the five years after December 31, 2004, are as follows:

(In millions)
2005	$16.3
2006	76.2
2007	19.3
2008	57.5
2009	3.6

Interest paid was $23.1 million, $12.8 million and $12.2 million in 2004, 2003 and 2002, respectively.

15.	PENDING LEGAL PROCEEDINGS

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

Litigation Not in the Ordinary Course of Business

On September 5, 2002, Thomas Branick and Ardra Campbell filed a representative suit on behalf of the general public against Southland Title Corporation (“Southland”), a subsidiary of the Company, in the Los Angeles Superior Court (Case No. BC 280961). The Complaint, as amended, pleads causes of action for unfair competition (California Business and Professions Code §§ 17200, et. seq.) and unfair business practices (California Business and Professions Code §§ 17500, et. seq.) and generally alleges that Southland improperly charged its customers for recording documents incident to real estate transactions and overcharged its customers for administrative fees. Plaintiffs seek injunctive relief and restitution. On September 3, 2004, the trial court granted Southland’s Motion for Judgment on the Pleadings and on September 16, 2004 entered a

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

15.	PENDING LEGAL PROCEEDINGS (Continued)

final judgment dismissing this case. On November 15, 2004, Plaintiffs filed a Notice of Appeal of the judgment and the matter is currently pending in the Second District of the California Court of Appeal. Southland intends to vigorously defend the appeal. The parties are exploring opportunities for potential settlement and have agreed to participate in nonbinding Court of Appeal sponsored mediation scheduled for April 4, 2005. Based on the fact that the suit is still in its initial stages, at this time no estimate of the amount or range of loss that could result from an unfavorable outcome can be made.

On May 9, 2000, Romeo Jergess filed a putative class action suit (the “Jergess Suit”) in the United States District Court for the Eastern District of Michigan, Southern Division (Case No. 00-72124) against Transnation Title Insurance Company (“Transnation”), a subsidiary of the Company. The suit alleges that Transnation’s rate for an owner’s title insurance policy, charged in accordance with rates for new construction filed with the Insurance Bureau of the State of Michigan, are less than the rate paid by the lender for a simultaneously issued lender’s title insurance policy, and that the lower rate paid by the builder/developer for the owner’s policy involves an illegal kickback for a referral and an illegal splitting of fees in violation of the Real Estate Settlement Procedures Act (“RESPA”). On April 27, 2001, a similar suit was filed by Elaine Miller (the “Miller Suit”) in the same court (Case No. 01-71647) against Lawyers Title Insurance Corporation (“Lawyers Title”), a subsidiary of the Company. The plaintiffs in both suits seek an unspecified amount of damages equal to three times the amount of the charge for each simultaneously issued lender’s title insurance policy in connection with a new home purchase commencing with the period one year before the filing of each complaint, plus costs, interest and attorneys’ fees. Transnation and Lawyers Title have engaged a forensic accountant to review plaintiffs’ estimate that the charges collected for such policies by Transnation and Lawyers Title from the class as originally defined is approximately $15 million. The Jergess Suit and the Miller Suit were consolidated on July 18, 2002 with cases pending against First American Title Insurance Company and Chicago Title Insurance Company. On December 5, 2002, the court certified a class defined as all individuals who, during the period commencing prior to one year of the filing of the applicable suit and ending on October 30, 2002, purchased a newly constructed one to four family dwelling or condominium and were charged for a lender’s title insurance policy allegedly in violation of RESPA. On February 12, 2003, the United States Court of Appeals for the Sixth Circuit denied Transnation’s and Lawyers Title’s petitions for an interlocutory appeal of the class certification order. On October 30, 2003, the judge ordered that individuals otherwise meeting the class definition, but who closed transactions involving relevant policies between October 31, 2002 through October 30, 2003, would not be subject to a statute of limitations defense raised by Transnation Title or Lawyers Title between October 30, 2003 and October 31, 2004. On October 28, 2004, Transnation and Lawyers Title stipulated to an order that individuals otherwise meeting the class definition, but who closed transactions involving relevant policies between October 31, 2002 through October 30, 2004, would not be subject to a statute of limitations defense raised by Transnation or Lawyers Title between October 30, 2004 and October 31, 2005. The court currently has under consideration a Motion to proceed to

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

15.	PENDING LEGAL PROCEEDINGS (Continued)

trial with the certified class as originally defined. On January 13, 2005, the court denied Transnation’s and Lawyers Title’s motion to dismiss the case for lack of standing. On February 7, 2005, the court dismissed without prejudice Transnation’s and Lawyers Title’s Motion for Partial Summary Judgment with respect to those members of the class covered by the affiliated business exception under RESPA with the court indicating that the parties could resubmit the motion with additional information. The court has not yet ruled on the parties’ cross Motions for Summary Judgment on Count II of plaintiffs’ complaint alleging an illegal splitting of fees under RESPA. The parties have agreed to participate in nonbinding mediation scheduled for May 3-4, 2005. A trial date has been set for July 18, 2005. Transnation and Lawyers Title intend to vigorously defend the consolidated suits.

On June 22, 2004, Gateway Title Company, Inc., Commonwealth Land Title Company, Inc. and LandAmerica Financial Group, Inc. (“Plaintiffs”) filed a Complaint, subsequently amended by a First Amended Complaint filed June 25, 2004, in the Superior Court of California, County of Los Angeles, Central District, against the Mercury Company and its affiliates Financial Title, Alliance Title, Investors Title and various individuals including Joseph DiChiacchio, a former manager of LandAmerica (Case No. BC 317441) (collectively, the “Defendants”). The lawsuit claims substantial monetary and punitive damages for unfair competitive business practices in conjunction with Plaintiffs’ loss of over 200 employees in California, most of which appears to have occurred within an approximately twelve month period. On August 12, 2004, the Court granted a Temporary Restraining Order, followed by a request for a Preliminary Injunction, which was granted September 27, 2004 against the Defendants based upon a showing of significant likelihood of Plaintiffs prevailing on the merits combined with irreparable harm to Plaintiffs if injunctive relief did not issue. The injunctive relief generally prohibited the solicitation of Plaintiffs’ employees. The preliminary injunctive relief has now expired and discovery and the calculation of damages are underway. On December 13, 2004, Alliance Title Company, Inc., Financial Title Company, Inc., Roberto Olivera and Ray Arias filed a Cross-Complaint for unfair competitive business practices. On December 13, 2004, Mr. DiChiacchio also filed a Cross-Complaint alleging similar claims, including back wages and additional bonus payments. Plaintiffs are disputing and intend to vigorously defend the Cross-Complaints. A trial date has been set for October 3, 2005. Management believes that damages caused to Plaintiffs by Defendants far exceed any claim of offset raised in the Cross-Complaints.

16.	ACQUISITIONS

Business Combinations

During the years ended December 31, 2004 and 2003, the Company completed 27 and 19 acquisitions, respectively. These acquisitions were intended to grow the Company’s title operations and expand its real estate transaction services portfolio. The acquisitions have been accounted for using the purchase method of accounting and each acquisition’s results have been included in the consolidated financial statements since the acquisition

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

16.	ACQUISITIONS (Continued)

date. The useful life of all assets recorded in purchase accounting is based on market conditions, contractual terms and other appropriate factors.

The following acquisition was considered material and is included in the Lender Services segment:

On October 1, 2003, the Company purchased 100 percent of the issued and outstanding stock of LandAmerica Tax & Flood (“LATF”) formerly known as LERETA for approximately $221.1 million in cash. In connection with the closing of the acquisition the Company entered into a stock purchase agreement, non-competition agreements with certain shareholders, a non-solicitation agreement with certain shareholders and employment agreements with certain employees. The non-competition agreements prohibit certain shareholders from engaging in activities related to the business of LATF for a period of three years following the date of specified events. The non-solicitation agreement prevents shareholders from employing any employee of the Company for a period of one year after closing and the employee has ceased employment with the Company.

The fair value of assets acquired and liabilities assumed in the LATF acquisition were as follows:

(In millions)
Tangible assets acquired	$118.2
Intangible assets:
Customer relationships	86.8
Capitalized software	14.8
Goodwill	188.0
Liabilities assumed	(186.7)

Total purchase price	$221.1

Selected unaudited pro forma combined results of operations for the years ended December 31, 2003 and 2002, assuming the acquisition had occurred as of January 1, 2002, and using actual general and administrative expenses prior to the acquisition, are set forth below:

	2003	2002
	(Dollars in millions, except per share amounts)
Total revenue	$3,501.0	$2,672.0
Net earnings	$204.0	$143.1
Basic earnings per share	$11.07	$7.76
Diluted earnings per share	$10.94	$7.70

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

16.	ACQUISITIONS (Continued)

The Company also acquired businesses that were not material, individually or in the aggregate, in 2004 as follows: 10 in the Title Insurance segment, 7 in the Lender Services segment and 10 the Corporate and Other segment. Total cost and goodwill recognized in all acquisitions made by the Company were $202.1 million and $120.4 million in 2004, $363.1 million and $222.2 million in 2003, $13.2 million and $11.0 million in 2002. There was $6.4 million, $46.3 million and $7.7 million of tax deductible goodwill associated with these acquisitions in 2004, 2003 and 2002, respectively. The Company is currently finalizing the results of its purchase price allocations since several acquisitions were completed at the end of 2004.

Substantially all of the acquisitions in 2004 have escrow agreements where a portion of the consideration has been placed in escrow until predetermined criteria have been met. Additionally, in certain instances, the Company has entered into purchase agreements which contain provisions for additional payments should the acquired company meet certain operating results. Neither the escrow agreements nor the contingent consideration are material to the financial statements or operations of the Company.

Goodwill balances by segment are as follows for 2004 and 2003, respectively.

	Consolidated	Title Insurance	Lender Services	Financial Services	Corporate and Other
	(In millions)
Balance as of December 31, 2003	$426.7	$220.8	$189.8	$5.3	$10.8
Goodwill acquired	141.8	86.0	44.6	0.7	10.5

Balance as of December 31, 2004	$568.5	$306.8	$234.4	$6.0	$21.3

17.	VARIABLE INTEREST ENTITIES

In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (the “Interpretation”). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. Consistent with FASB Staff Position, FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, the Company implemented FIN 46 in the fourth quarter of 2003 related to its ownership interests in entities entered into prior to February 1, 2003 and in the second quarter of

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

17.	VARIABLE INTEREST ENTITIES (Continued)

2003, for entities entered into subsequent to February 1, 2003. The impact of implementation was not material to the Company.

The Company, in the course of its normal day-to-day business, enters into joint ventures and partnerships related to its title operations and title plants. These entities are immaterial to its financial position and results of operations individually and in the aggregate. At December 31, 2004, the Company had no material exposure to loss associated with Variable Interest Entities to which it is a party.

18.	IMPAIRMENT AND EXIT AND TERMINATION CHARGES

As part of its review process of reviewing long-lived assets, during 2004 and at December 31, 2003 the Company identified 17 and 21 title plants, respectively, in the Title Insurance segment with an aggregate book value of $5.0 million and $4.9 million, respectively, that will not continue to be used or maintained. Accordingly, the Company recorded impairment losses of $5.0 million and $4.9 million, respectively, which is reflected in “Write-off of title plants” in the Consolidated Statements of Operations.

During 2004, the Company announced a facility consolidation and rationalization plan to reduce expenses as a result of a change in the business environment. As a result, the Company closed 61 facilities. In connection with these programs, the Company incurred $6.5 million of exit costs, net of a $0.2 reduction in the fourth quarter, of which $0.04 million was related to Credit Services with the remaining balance attributable to Title Operations. These costs were comprised of $4.9 million related to lease termination, $1.2 million of severance and $0.4 million of other miscellaneous exit costs. Of the $6.5 million in accruals, $5.0 million had been paid prior to year end leaving $1.5 million to be substantially paid prior to 2007.

In the fourth quarter of 2003, the Company identified two opportunities to rationalize and consolidate facilities in the Title Insurance segment. In connection with these programs, the Company incurred $0.8 million of exit costs. These costs were comprised of $0.7 million related to lease termination and $0.1 million of other miscellaneous exit costs. Of the $0.8 million in original accruals, all was paid in 2004.

In the first quarter of 2002, the Company recorded $3.2 million of exit and termination costs related to the closing of certain offices and reduction in workforce of its real estate appraisal operations. On June 1, 2002, the Company entered into a joint venture agreement with The First American Corporation to combine real estate appraisal operations. Under the terms of the agreement, the Company contributed its former Primis residential appraisal production division, which it acquired in 2000, to First American’s eAppraiseIT subsidiary. In connection with the transaction, the Company exited the residential appraisal production business, which had been unprofitable, and recorded a second quarter charge of $14.1 million for exit, termination and other costs. This amount was comprised of $4.6 million related to lease termination costs, $2.2 related to employee severance costs and $7.3 million related to the write down to

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

18.	IMPAIRMENT AND EXIT AND TERMINATION CHARGES (Continued)

estimated net realizable value of assets determined not to be redeployable and other miscellaneous exit costs. The original amount accrued was reduced $4.0 million in the fourth quarter of 2002 and $0.5 million during 2003. These reductions were a result of the favorable settlement of real estate, rental and other obligations. Of the remaining accrual, $11.5 million had been paid as of December 31, 2004, leaving $1.3 million, which the Company expects to be substantially paid by December 31, 2006.

19.	UNAUDITED QUARTERLY FINANCIAL DATA

Selected quarterly financial information follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions, except per share amounts)
2004
Operating revenue	$759.9	$903.8	$858.2	$922.6
Net investment income	19.6	18.2	18.4	21.4
Income before income taxes	32.4	94.7	52.3	46.7
Net income	20.9	61.5	33.5	30.4	(1)
Net income per common share	$1.12	$3.35	$1.90	$1.72
Net income per common share – assuming dilution	$1.11	$3.32	$1.88	$1.70

2003
Operating revenue	$696.4	$834.3	$890.3	$924.4
Net investment income	15.6	14.0	16.5	14.5
Income before income taxes	64.6	96.1	98.0	38.2
Net income	42.0	62.0	63.4	24.7	(1)
Net income per common share	$2.30	$3.38	$3.44	$1.33
Net income per common share – assuming dilution	$2.28	$3.33	$3.40	$1.32

(1)	In 2004, the Company incurred $5.0 million, or $3.3 million net of taxes, in title plant impairments and $6.5 million, or $4.3 million net of taxes, related to office rationalization. In 2003, the Company recorded exit and termination costs of $0.3 million, or, $0.2 million net of taxes, related to facility rationalization programs with an office related to reduction in the Primis accruals established in 2002 and $4.9 million, or $3.2 million net of taxes, in title plant impairments.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

20.	SEGMENT INFORMATION

The Company, through its subsidiaries, is engaged in the business of providing title insurance as well as a broad array of real estate transaction related services. The Company has three reporting segments that fall within three primary business segments, Title Insurance, Lender Services and Financial Services. The remaining immaterial reportable segments have been combined into a group called Corporate and Other.

Title Insurance includes residential and commercial title insurance policies, escrow and closing services, commercial real estate services, and other real estate transaction management services.

Lender Services provides services consisting primarily of real estate tax processing, flood zone certifications, mortgage loan subservicing, consumer mortgage credit reporting and default management services.

Financial Services consists of Orange County Bancorp and its wholly-owned subsidiary, Centennial Bank (“Centennial”), a California industrial bank that the Company acquired in November 2003. This business was included in Corporate and Other in 2003; prior year amounts have been restated to conform to current year presentation.

Corporate and Other includes Buyers Home Warranty, a residential home warranty company acquired in August 2004, residential inspection and commercial appraisals and assessments, as well as the unallocated portion of the corporate expenses related to the Company’s corporate offices in Richmond, Virginia and unallocated interest expense.

The Company provides its title services through direct operations and agents throughout the United States. It also offers title insurance in Mexico, Europe, Canada, the Caribbean, and Latin America. The international operations account for less than 1 percent of the Company’s income before income taxes. Tax related services are offered nationwide. Appraisal services are provided in 40 states.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

20.	SEGMENT INFORMATION (Continued)

Selected financial information about the Company’s operations by segment for each of the three past years is as follows:

	Title Insurance	Lender Services	Financial Services	Corporate and Other	Total
	(In millions)
2004
Operating revenues	$3,235.6	$149.6	$0.7	$58.6	$3,444.5
Personnel cost	837.1	65.2	2.2	66.5	971.0
Depreciation	18.7	3.4	0.1	3.7	25.9
Amortization	8.4	13.4	0.2	2.6	24.6
Income before taxes	306.5	2.0	9.7	(92.1)	226.1
Assets	2,111.9	500.7	476.1	201.3	3,290.0
Investment in affiliates	23.7	0.7	—	18.7	43.1
Capital expenditures	23.6	4.7	0.1	2.6	31.0

2003
Operating revenues	$3,259.8	$49.0	$0.1	$36.5	$3,345.4
Personnel cost	786.8	22.6	0.2	49.5	859.1
Depreciation	14.6	1.3	—	3.0	18.9
Amortization	5.4	3.5	—	(2.0)	6.9
Income before taxes	371.6	(0.4)	0.7	(75.0)	296.9
Assets	1,881.0	443.5	288.5	108.6	2,721.6
Investment in affiliates	11.5	1.0	—	10.9	23.4
Capital expenditures	30.5	1.1	—	2.0	33.6

2002
Operating revenues	$2,499.5	$1.9	$—	$32.2	$2,533.6
Personnel cost	643.9	1.4	—	46.0	691.3
Depreciation	13.1	0.1	—	4.2	17.4
Amortization	0.7	—	—	(0.3)	0.4
Income before taxes	300.6	(0.2)	—	(70.6)	229.8
Assets	1,744.7	0.3	—	165.8	1,910.8
Investment in affiliates	8.5	0.1	—	5.9	14.5
Capital expenditures	13.7	—	—	2.1	15.8

21.	SUBSEQUENT EVENTS

On February 15, 2005, the Company made an irrevocable election to satisfy in cash 100 percent of the principal amount of the 2003 debentures converted after that date. (See also Notes 7 and 14).

Schedule I

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS

DECEMBER 31, 2004

(In millions)

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheet
Fixed maturities:
Available-for-sale:
Bonds:
United States Government and government agencies and authorities	$84.1	$85.6	$85.6
States, municipalities and political subdivisions	416.0	435.5	435.5
Foreign Government	4.7	4.8	4.8
Public Utilities	11.3	12.2	12.2
All other corporate bonds	419.0	432.6	432.6
Mortgage-backed securities	133.7	135.6	135.6
Preferred stock	7.0	7.0	7.0

Total fixed maturities	$1,075.8	$1,113.3	$1,113.3

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	$31.4	$42.1	$42.1

Total equity securities	$31.4	$42.1	$42.1

Federal funds sold	$4.5	XXX	$4.5

Deposits with banks:
Invested cash	$276.4	XXX	$276.4

Total investments	$1,388.1	XXX	$1,436.3

Schedule II

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(In millions)

	2004	2003
ASSETS
Fixed maturities available-for-sale – at fair value (amortized cost: 2004 – $61.3; 2003 – $58.9)	$62.2	$60.1
Cash and invested cash	30.9	32.4
Stock of subsidiaries at equity	1,596.4	1,398.0
Notes receivable other (less allowance for doubtful accounts: 2004 – $0.7; 2003 – $0.7)	0.4	0.4
Income tax recoverable	29.8	19.3
Property, plant and equipment	6.8	5.7
Notes receivable from affiliates	11.0	—
Other assets	36.9	26.0

Total Assets	$1,774.4	$1,541.9

LIABILITIES
Notes payable	$420.0	$295.0
Accounts payable to affiliates	14.0	49.8
Other liabilities	189.3	152.6

Total Liabilities	623.3	497.4

SHAREHOLDERS’ EQUITY
Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2004 –17,962,527; 2003 – 18,814,522	491.5	520.9
Accumulated other comprehensive loss	(17.6)	(16.5)
Retained earnings	677.2	540.1

Total Shareholders’ Equity	1,151.1	1,044.5

Total Liabilities and Shareholders’ Equity	$1,774.4	$1,541.9

Schedule II

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In millions)

	2004	2003	2002
REVENUES
Management fee from consolidated subsidiaries	$24.3	$17.1	$13.6
Other income	1.6	1.5	1.5

	25.9	18.6	15.1

EXPENSES
Interest expense	19.3	12.4	12.2
Administrative expenses	25.9	17.1	16.1

	45.2	29.5	28.3

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	(19.3)	(10.9)	(13.2)
FEDERAL INCOME TAX BENEFIT	(4.2)	(5.6)	(5.0)
EQUITY IN UNDISTRIBUTED INCOME OF CONSOLIDATED SUBSIDIARIES	161.4	197.4	157.6

NET INCOME	$146.3	$192.1	$149.4

Schedule II

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In millions)

	2004	2003	2002
Cash flows from operating activities:
Net income	$146.3	$192.1	$149.4
Undistributed earnings of subsidiaries	(76.5)	(29.1)	(103.0)
Depreciation and amortization	1.0	1.7	0.9
Change in assets and liabilities:
Receivables from affiliates	(46.9)	75.0	(2.7)
Income taxes receivable	1.5	(29.7)	45.2
Other liabilities	40.7	8.1	(1.9)
Other	(6.2)	(5.6)	(12.5)

Net cash provided by operating activities	59.9	212.5	75.4

Cash flows from investing activities:
Cost of fixed maturity securities acquired	(7.9)	(37.5)	(18.8)
Proceeds from sale of fixed maturity securities	5.0	9.3	2.6
Purchase of property and equipment	(2.1)	(1.3)	(3.2)
Additional investment in subsidiaries	(127.5)	(298.2)	(9.9)

Net cash used in investing activities	(132.5)	(327.7)	(29.3)

Cash flows from financing activities:
Common shares (retired) issued net	(35.2)	11.4	(12.3)
Sale of stock warrants	22.5	—	—
Purchase of call options	(32.0)	—	—
Proceeds from issuance of notes payable	125.0	145.0	—
Payments on notes payable	—	(35.5)	(20.0)
Dividends paid	(9.2)	(6.3)	(4.4)

Net cash provided by (used in) financing activities	71.1	114.6	(36.7)

Net (decrease) increase in cash	(1.5)	(0.6)	9.4
Cash at beginning of year	32.4	33.0	23.6

Cash at end of year	$30.9	$32.4	$33.0

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

Schedule III

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEAR ENDED DECEMBER 31, 2004

(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions	Balance at End of Period
Reserve deducted from accounts receivable:
Registrant – None
Consolidated	$12.7	$0.4	$2.8	$(7.7)	$8.2

Reserve deducted from notes receivable:
Registrant	0.7	—	0.2	(0.2)	0.7
Consolidated	3.8	0.4	0.2	(0.3)	4.1

Reserve deducted from loans receivable
Registrant – None
Consolidated	3.3	0.9	—	(0.1)	4.1

Reserve for policy and contract claims
Registrant – None
Consolidated	659.6	181.4	0.8	(126.3)	715.5

(1)	Primarily relates to new acquisitions, whereby the increase in balance was entirely related to the take-on balance sheet of the consolidated subsidiary.

Schedule III

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEAR ENDED DECEMBER 31, 2003

(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Reserve deducted from accounts receivable:
Registrant – None
Consolidated	$6.1	$5.6	$6.5	$(5.5)	$12.7

Reserve deducted from notes receivable:
Registrant	1.0	(0.3)	—	—	0.7
Consolidated	4.5	0.4	0.1	(1.2)	3.8

Reserve deducted from loans receivable
Registrant – None
Consolidated	0.1	0.7	2.5	—	3.3

Reserve for policy and contract claims
Registrant – None
Consolidated	574.5	188.7	—	(103.6)	659.6

Schedule III

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEAR ENDED DECEMBER 31, 2002

(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Reserve deducted from accounts receivable:
Registrant – None
Consolidated	$8.1	$4.6	$—	$(6.6)	$6.1

Reserve deducted from notes receivable:
Registrant	1.0	—	—	—	1.0
Consolidated	5.3	0.1	0.6	(1.5)	4.5

Reserve deducted from loans receivable
Registrant – None
Consolidated	0.2	—	—	(0.1)	0.1

Reserve for policy and contract claims
Registrant – None
Consolidated	561.5	105.8	—	(92.8)	574.5

ITEM 15(A)(3)

INDEX TO EXHIBITS

Exhibit Number And Applicable Section of Item 601 Of Regulation S-K

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3A of the Registrant’s Form 10 Registration Statement, as amended, File No. 0-19408.

3.2	Articles of Amendment of the Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-A Registration Statement, filed February 27, 1998, File No. 1-13990.

3.3	Bylaws of LandAmerica Financial Group, Inc. (amended and restated October 27, 2004), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 27, 2004, File No. 1-13990.

4.1	Amended and Restated Rights Agreement, dated as of August 20, 1997, between the Registrant and Wachovia Bank, N.A., as Rights Agent, which Amended and Restated Rights Agreement includes an amended Form of Rights Certificate, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated August 20, 1997, File No. 1-13990.

4.2	First Amendment to Amended and Restated Rights Agreement, dated as of December 11, 1997, between the Registrant and Wachovia Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated December 11, 1997, File No. 1-13990.

4.3	Second Amendment to Amended and Restated Rights Agreement, dated as of June 1, 1999, between the Registrant, Wachovia Bank, N.A., as Rights Agent, and State Street Bank and Trust Company, as Successor Rights Agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated June 1, 1999, File No. 1-13990.

4.4	Third Amendment to Amended and Restated Rights Agreement, dated as of July 26, 2000, between the Registrant and State Street Bank and Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated July 26, 2000, File No. 1-13990.

4.5	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.7 of Amendment No. 3 of the Registrant’s Form 8-A Registration Statement, filed June 7, 1999, File No. 1-13990.

4.6	Note Purchase Agreement, dated as of August 31, 2001, by and among the Registrant and the purchasers named therein, with accompanying forms of 7.16% Senior Notes, Series A, due 2006, 7.45% Senior Notes, Series B, due 2008 and 7.88% Senior Notes, Series C, due 2011. The foregoing exhibits need not be filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant, by signing this Report on Form 10-K, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries, and for any unconsolidated subsidiaries for which financial statements are required to be filed that authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

ITEM 15(A)(3)

INDEX TO EXHIBITS

Exhibit Number And Applicable Section of Item 601 Of Regulation S-K
4.7	Indenture, dated November 26, 2003, between the Registrant and JP Morgan Chase Bank, as trustee, including Form of 3.125% Convertible Senior Notes due 2033, incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-3, File No. 333-113004, filed February 23, 2004.

4.8	Registration Rights Agreement, dated November 26, 2003, between the Registrant and the initial purchasers of the Registrant’s 3.125% Convertible Senior Notes due 2033, incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-3, File No. 333-113004, filed February 23, 2004.

4.9	Indenture, dated May 11, 2004, between the Registrant and JP Morgan Chase Bank, as Trustee, including Form of 3.25% Senior Convertible Debentures due 2034, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13990.

4.10	Registration Rights Agreement, dated May 11, 2004, between the Registrant and the initial purchasers of the Registrant’s 3.25% Senior Convertible Debentures due 2034, incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13990.

10.1	Lawyers Title Insurance Corporation Deferred Income Plan, incorporated by reference to Exhibit 10C of the Registrant’s Form 10 Registration Statement, as amended, File No. 0-19408.

10.2	Lawyers Title Corporation 1992 Stock Option Plan for Non-Employee Directors, as amended May 21, 1996, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q for the quarter ended June 30, 1996, File No. 1-13990.

10.3	Form of Lawyers Title Corporation Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.18 of the Registrant’s Form 10-K for the year ended December 31, 1994, File No. 0-19408.

10.4	LandAmerica Financial Group, Inc. Benefit Restoration Plan, as amended and restated effective July 1, 1999, incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-K for the year ended December 31, 1999, File No. 1-13990.

ITEM 15(A)(3)

INDEX TO EXHIBITS

Exhibit Number And Applicable Section of Item 601 Of Regulation S-K
10.5	First Amendment to LandAmerica Financial Group, Inc. Benefit Restoration Plan effective December 31, 2004, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-13990.

10.6	Form of Lawyers Title Insurance Corporation Split-Dollar Life Insurance Agreement and Collateral Assignment, incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-K for the year ended December 31, 1994, File No. 0-19408.

10.7	Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated March 5, 1998, with Schedule of Optionees and amounts of options granted, incorporated by reference to Exhibit 10.24 of the Registrant’s Form 10-K for the year ended December 31, 1997, File No. 1-13990.

10.8	Agreement Containing Consent Order, dated February 6, 1998, by and between the Registrant and the Federal Trade Commission, incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the year ended December 31, 1997, File No. 1-13990.

10.9	Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated February 16, 1999, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the year ended December 31, 1998, File No. 1-13990.

10.10	LandAmerica Financial Group, Inc. Outside Directors Deferral Plan, as amended and restated January 1, 2004 and approved by the shareholders of the Registrant on May 26, 2004, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13990.

10.11	LandAmerica Financial Group, Inc. Executive Voluntary Deferral Plan, as amended and restated effective October 27, 2004, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-13990.

10.12	Form of LandAmerica Financial Group, Inc. Change of Control Employment Agreement, with Schedule of Executive Officers and Multiplier.*

ITEM 15(A)(3)

INDEX TO EXHIBITS

Exhibit Number And Applicable Section of Item 601 Of Regulation S-K
10.13	Form of LandAmerica Financial Group, Inc. Change of Control Employment Agreement, with Schedule of Executive Officers and Multiplier.*

10.14	LandAmerica Financial Group, Inc. 1991 Stock Incentive Plan, as amended May 16, 1995, May 21, 1996, November 1, 1996, June 16, 1998, May 18, 1999 and February 23, 2000, incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K for the year ended December 31, 1999, File No. 1-13990.

10.15	LandAmerica Financial Group, Inc. 2000 Stock Incentive Plan, as amended February 21, 2001, incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K for the year ended December 31, 2000, File No. 1-13990.

10.16	Amendment to LandAmerica Financial Group, Inc. 2000 Stock Incentive Plan effective May 26, 2004 and approved by the shareholders of the Registrant, incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13900.

10.17	Non-Qualified Stock Option Agreement, dated January 31, 2000, between the Registrant and Theodore L. Chandler, Jr., incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K for the year ended December 31, 1999, File No. 1-13990.

10.18	Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated February 23, 2000, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.35 of the Registrant’s Form 10-K for the year ended December 31, 1999, File No. 1-13990.

10.19	Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated May 17, 2000, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.

10.20	Employee Non-Qualified Stock Option Agreement, dated May 17, 2000, between the Registrant and Charles H. Foster, Jr., incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.

10.21	Form of LandAmerica Financial Group, Inc. Amendment to Non-Qualified Stock Option Agreements, dated June 20, 2000, with Schedule of Optionees and Agreements Being Amended, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.

ITEM 15(A)(3)

INDEX TO EXHIBITS

Exhibit Number And Applicable Section of Item 601 Of Regulation S-K

10.22	Form of LandAmerica Financial Group, Inc. Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.

10.23	Revolving Credit Agreement, dated November 6, 2003, between the Registrant and SunTrust Bank, as Administrative Agent for a syndicate of financial institutions named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2003, File No. 1-13990.

10.24	First Amendment to Revolving Credit Agreement, dated March 17, 2004, between the Registrant and SunTrust Bank, as Administrative Agent for a syndicate of financial institutions named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 2004, File No. 1-13990.

10.25	Second Amendment to Revolving Credit Agreement, dated April 30, 2004, between the Registrant and SunTrust Bank, as Administrative Agent for a syndicate of financial institutions named therein, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended March 31, 2004, File No. 1-13990.

10.26	Third Amendment to Revolving Credit Agreement, dated as of October 27, 2004, between the Registrant and SunTrust Bank, as Administrative Agent for a syndicate of financial institutions named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated October 27, 2004, File No. 1-13990.

10.27	Letter Agreement, dated May 5, 2004 between the Registrant and JP Morgan Chase Bank constituting a high strike call confirmation, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13990.

10.28	Letter Agreement, dated May 5, 2004 between the Registrant and JP Morgan Chase Bank constituting a low strike call confirmation, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13990.

10.29	Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated February 20, 2001, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.43 of the Registrant’s Form 10-K for the year ended December 31, 2000, File No. 1-13990.

ITEM 15(A)(3)

INDEX TO EXHIBITS

Exhibit Number And Applicable Section of Item 601 Of Regulation S-K

10.30	Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated December 20, 2001, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.44 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-13990.

10.31	Form of Split-Dollar Life Insurance Agreement, between the Registrant and the named executive officers listed on the attached Schedule, incorporated by reference to Exhibit 10.45 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-13990.

10.32	Form of Modification to Agreement between the Registrant and the named executive officers listed on the attached schedule, incorporated by reference to Exhibit 10.46 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-13990.

10.33	Form of Modification to Agreement, dated as of January 23, 2002, between the Registrant and the named executive officers listed on the attached Schedule, incorporated by reference to Exhibit 10.47 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-13990.

10.34	Form of LandAmerica Financial Group, Inc. Non-Employee Director Non-Qualified Stock Option Agreement, dated May 23, 2001, with Schedule of Optionees, incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-K for the year ended December 31,2003, File No. 1-13990.

10.35	Form of LandAmerica Financial Group, Inc. Non-Employee Director Non-Qualified Stock Option Agreement, dated May 22, 2002, with Schedule of Optionees, incorporated by reference to Exhibit 10.27 of the Registrant’s Form 10-K for the year ended December 31,2003, File No. 1-13990.

10.36	Form of LandAmerica Financial Group, Inc. 2002 Restricted Stock Agreement, dated December 16, 2002, with Schedule of Grantees and number of shares granted, incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-K for the year ended December 31, 2002, File No. 1-13990.

10.37	Form of LandAmerica Financial Group, Inc. Non-Employee Director Restricted Stock Agreement, dated May 21, 2003, with Schedule of Grantees, incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the year ended December 31, 2003, File No. 1-13990.

10.38	Form of LandAmerica Financial Group, Inc. 2003 Restricted Stock Agreement, dated December 16, 2003, with Schedule of Grantees and number of shares granted, incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K for the year ended December 31, 2003, File No. 1-13990.

ITEM 15(A)(3)

INDEX TO EXHIBITS

Exhibit Number And Applicable Section of Item 601 Of Regulation S-K

10.39	Form of LandAmerica Financial Group, Inc. 2003 Cash Unit Agreement, dated December 16, 2003, with Schedule of Grantees and number of units granted, incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K for the year ended December 31, 2003, File No. 1-13990.

10.40	Senior Management Compensation Program Shared Resources for Executive Officers, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13990.

10.41	Employment Agreement with Charles H. Foster, Jr., dated January 1, 2005, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 6, 2005, File No. 1-13990.

10.42	Restricted Stock Agreement with Theodore L. Chandler, Jr., dated January 1, 2005, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 6, 2005, File No. 1-13990.

10.43	Cash Unit Agreement with Theodore L. Chandler, Jr., dated January 1, 2005, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 6, 2005, File No. 1-13990.

10.44	Form of LandAmerica Financial Group, Inc. Non-Employee Director Restricted Stock Agreement, dated May 27, 2004, with Schedule of Grantees.*

10.45	Form of LandAmerica Financial Group, Inc. 2005 Restricted Stock Agreement, dated February 28, 2005, with Schedule of Grantees and number of shares granted.*

10.46	Form of LandAmerica Financial Group, Inc. 2005 Cash Unit Agreement, dated February 28, 2005, with Schedule of Grantees and number of units granted.*

10.47	Salaries of Named Executive Officers for 2005, incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 4, 2005, File No. 1-13990.

21	Subsidiaries of the Registrant.*

23	Consent of Ernst & Young LLP.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.*

ITEM 15(A)(3)

INDEX TO EXHIBITS

Exhibit Number And Applicable Section of Item 601 Of Regulation S-K

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed Herewith