Form 10-Q
period 2005-03-31
LANDAMERICA FINANCIAL GROUP INC
filed 2005-05-04
CIK 877355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NO.: 1-13990

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

Common Stock, No Par Value 18,088,228 April 29, 2005

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS

INVESTMENTS:
Fixed maturities available-for-sale—at fair value (amortized cost: 2005—$1,092.4; 2004—$1,075.8)	$1,109.4	$1,113.3
Equity securities—at fair value (cost: 2005—33.0; 2004—$31.4)	39.4	42.1
Federal funds sold	2.2	4.5
Short term investments	254.7	276.4

Total Investments	1,405.7	1,436.3

CASH	79.4	73.0

LOANS RECEIVABLE	348.8	344.6

ACCRUED INTEREST RECEIVABLE	17.9	16.4

NOTES AND ACCOUNTS RECEIVABLE
Notes (less allowance for doubtful accounts: 2005—$4.0; 2004—$4.1)	16.2	16.5
Trade accounts receivable (less allowance for doubtful accounts: 2005—$8.8; 2004—$8.2)	106.7	111.3

Total Notes and Accounts Receivable	122.9	127.8

TAXES RECEIVABLE	—	12.2

PROPERTY AND EQUIPMENT—at cost (less accumulated depreciation and amortization: 2005—$196.9; 2004—$202.7)	105.5	106.1

TITLE PLANTS	94.3	93.9

GOODWILL	571.0	568.5

INTANGIBLE ASSETS (less accumulated amortization 2005—$39.5; 2004—$32.5)	204.8	213.0

DEFERRED INCOME TAXES	153.6	149.5

OTHER ASSETS	159.7	148.7

Total Assets	$3,263.6	$3,290.0

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

(Unaudited)

	March 31, 2005	December 31, 2004
LIABILITIES

POLICY AND CONTRACT CLAIMS	$728.8	$715.5

DEPOSITS	377.9	373.1

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	280.6	329.1

NOTES PAYABLE	466.5	465.4

DEFERRED SERVICE ARRANGEMENTS	187.8	202.4

OTHER	58.1	53.4

Total Liabilities	2,099.7	2,138.9

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2005—18,088,228; 2004—17,962,527	492.9	491.5

Accumulated other comprehensive loss	(33.8)	(17.6)

Retained earnings	704.8	677.2

Total Shareholders’ Equity	1,163.9	1,151.1

Total Liabilities and Shareholders’ Equity	$3,263.6	$3,290.0

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(In millions, except per share amounts)

(Unaudited)

	2005	2004
REVENUE
Operating revenue	$814.7	$759.9
Investment and other income	20.1	16.5
Net realized investment gains	0.8	3.1

	835.6	779.5

EXPENSES
Agents’ commissions	324.6	342.9
Salaries and employee benefits	247.3	213.8
General, administrative and other	140.6	129.4
Provision for policy and contract claims	49.2	39.0
Premium taxes	9.7	9.6
Interest expense	7.9	5.8
Amortization of intangibles	7.0	4.7
Exit and termination costs	—	1.9

	786.3	747.1

INCOME BEFORE INCOME TAXES	49.3	32.4

INCOME TAX EXPENSE	19.0	11.5

NET INCOME	$30.3	$20.9

NET INCOME PER COMMON SHARE	$1.70	$1.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17.8	18.6

NET INCOME PER COMMON SHARE ASSUMING DILUTION	$1.68	$1.11

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ASSUMING DILUTION	18.0	18.8

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(In millions)

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$30.3	$20.9
Depreciation and amortization	13.8	10.9
Amortization of bond premium	1.7	2.1
Net realized investment gains	(0.8)	(3.1)
Deferred income tax expense (benefit)	4.2	(5.8)
Change in assets and liabilities, net of businesses acquired:
Accounts and notes receivable	4.6	(1.3)
Income taxes receivable/payable	12.4	12.9
Accounts payable and accrued expenses	(49.1)	(44.3)
Policy and contract claims	13.3	10.7
Deferred service arrangements	(14.6)	1.8
Other	0.9	(0.4)

Net cash provided by operating activities	16.7	4.4

Cash flows from investing activities:
Purchase of property and equipment, net	(5.9)	(7.2)
Purchase of business, net of cash acquired	(0.9)	(21.5)
Investments in unconsolidated subsidiaries	(8.3)	(3.8)
Change in cash surrender value of life insurance	(0.3)	(1.8)
Change in short-term investments	21.7	55.9
Cost of investments acquired:
Fixed maturities	(94.7)	(143.0)
Equity securities	(4.3)	(5.9)
Proceeds from investment sales or maturities:
Fixed maturities	77.4	111.6
Equity securities	3.5	5.4
Net change in federal funds sold	2.3	(1.7)
Change in loans receivable	(4.5)	(35.6)

Net cash used in investing activities	(14.0)	(47.6)

Cash flows from financing activities:
Net change in deposits	4.8	32.0
Proceeds from the exercise of options and incentive plans	0.6	5.5
Cost of common shares repurchased	—	(2.7)
Dividends paid	(2.7)	(1.9)
Proceeds from issuance of notes payable	5.4	5.0
Payments on notes payable	(4.4)	(3.1)

Net cash provided by financing activities	3.7	34.8

Net increase (decrease) in cash	6.4	(8.4)
Cash at beginning of period	73.0	52.9

Cash at end of period	$79.4	$44.5

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(In millions, except per share amounts)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amounts
BALANCE—December 31, 2003	18.8	$520.9	$(16.5)	$540.1	$1,044.5

Comprehensive income:
Net income	—	—	—	20.9	20.9
Other comprehensive income
Net unrealized gains on securities, net of tax of $3.5	—	—	6.6	—	6.6

					27.5

Common stock retired	(0.1)	(2.7)	—	—	(2.7)
Stock option and incentive plans	0.2	6.9	—	—	6.9
Common dividends ($0.10/share)	—	—	—	(1.9)	(1.9)

BALANCE—March 31, 2004	18.9	525.1	(9.9)	559.1	1,074.3

BALANCE—December 31, 2004	18.0	491.5	(17.6)	677.2	1,151.1

Comprehensive income:
Net income	—	—	—	30.3	30.3
Other comprehensive income
Net unrealized losses on securities, net of tax benefit of $8.5	—	—	(16.2)	—	(16.2)

					14.1

Stock option and incentive plans	0.1	1.4	—	—	1.4
Common dividends ($0.15/share)	—	—	—	(2.7)	(2.7)

BALANCE—March 31, 2005	18.1	$492.9	$(33.8)	$704.8	$1,163.9

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION

The unaudited consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934. This report should be read in conjunction with the aforementioned Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of this information have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2005	2004
	(In millions, except per share amounts)
Numerator:
Net income—numerator for basic and diluted earnings per share	$30.3	$20.9

Denominator:
Weighted average shares—denominator for basic earnings per share	17.8	18.6

Effect of dilutive securities:
Employee stock options	0.2	0.2

Denominator for diluted earnings per share	18.0	18.8

Basic earnings per common share	$1.70	$1.12

Diluted earnings per common share	$1.68	$1.11

3. INVESTMENTS

The Company had a total of 753 securities which had unrealized losses at March 31, 2005 due primarily to rising interest rates. The duration of these securities range from one year to thirty years. There were 89 securities that the Company owned that have been in a loss position for more than twelve months. The 89 securities with unrealized losses for more than twelve months were primarily investment grade long-term bonds and notes which management has the intent and ability to hold to maturity and which had an aggregate unrealized loss of $1.2 million.

Management has concluded that none of the available-for-sale securities with unrealized losses at March 31, 2005, has experienced an other-than temporary impairment. This conclusion was based on a number of factors including: (1) there were no securities with fair values less than 80% of amortized cost at March 31, 2005, (2) there were no securities rated below investment grade, and (3) there were no securities for which fair value had been significantly below amortized cost for a period of six months or longer.

Investments totaling $26.3 million are held on deposit with various state regulatory entities and are not available for use in operations.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. PENSIONS AND OTHER POST-RETIREMENT BENEFITS

The following presents the estimated net pension expense recorded in the financial statements for each of the quarters ending March 31, 2005, and 2004. The 2005 information is based on preliminary data provided by the Company’s independent actuaries. The amounts are as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(In millions)
Components of net pension expense:
Service cost	$—	$3.1	$0.2	$0.2
Interest cost	3.5	3.8	0.8	0.9
Expected return on plan assets	(3.9)	(4.3)	—	—
Amortization of unrecognized transition obligation	—	—	0.3	0.3
Prior service cost recognized	—	(0.4)	0.1	0.1
Recognized loss	1.0	1.3	—	—

Net pension expense	$0.6	$3.5	$1.4	$1.5

Weighted-average assumptions used to determine net cost for each of the quarters ending March 31, 2005, and 2004 are as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Discount rate	6.00%	6.00%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.63%	4.63%	4.63%	4.63%

5. COMMITMENTS AND CONTINGENCIES

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

Litigation Not in the Ordinary Course of Business

On September 5, 2002, Thomas Branick and Ardra Campbell filed a representative suit on behalf of the general public against Southland Title Corporation (“Southland”), a subsidiary of the Company, in the Los Angeles Superior Court (Case No. BC 280961). The Complaint, as amended, pleads causes of action for unfair competition (California Business and Professions Code §§ 17200, et. seq.) and unfair business practices (California Business and Professions Code §§ 17500, et. seq.) and generally alleges that Southland improperly charged its customers for recording documents incident to real estate transactions and overcharged its customers for administrative fees. Plaintiffs seek injunctive relief and restitution. On September 3, 2004, the trial court granted Southland’s Motion for Judgment on the Pleadings and on September 16, 2004 entered a final judgment dismissing this case. On November 15, 2004, Plaintiffs filed a Notice of Appeal of the judgment and the matter is

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currently pending in the Second District of the California Court of Appeal. The parties have reached a tentative settlement that provides for injunctive relief and a cash payment of attorneys’ fees and costs.

On May 9, 2000, Romeo Jergess filed a putative class action suit (the “Jergess Suit”) in the United States District Court for the Eastern District of Michigan, Southern Division (Case No. 00-72124) against Transnation Title Insurance Company (“Transnation”), a subsidiary of the Company. The suit alleges that Transnation’s rate for an owner’s title insurance policy, charged in accordance with rates for new construction filed with the Insurance Bureau of the State of Michigan, are less than the rate paid by the lender for a simultaneously issued lender’s title insurance policy, and that the lower rate paid by the builder/developer for the owner’s policy involves an illegal kickback for a referral and an illegal splitting of fees in violation of the Real Estate Settlement Procedures Act (“RESPA”). On April 27, 2001, a similar suit was filed by Elaine Miller (the “Miller Suit”) in the same court (Case No. 01-71647) against Lawyers Title Insurance Corporation (“Lawyers Title”), a subsidiary of the Company. The plaintiffs in both suits seek an unspecified amount of damages equal to three times the amount of the charge for each simultaneously issued lender’s title insurance policy in connection with a new home purchase commencing with the period one year before the filing of each complaint, plus costs, interest and attorneys’ fees. Transnation and Lawyers Title have engaged a forensic accountant to review plaintiffs’ estimate that the charges collected for such policies by Transnation and Lawyers Title from the class as originally defined is approximately $15 million. The Jergess Suit and the Miller Suit were consolidated on July 18, 2002 with cases pending against First American Title Insurance Company and Chicago Title Insurance Company. On December 5, 2002, the court certified a class defined as all individuals who, during the period commencing prior to one year of the filing of the applicable suit and ending on October 30, 2002, purchased a newly constructed one to four family dwelling or condominium and were charged for a lender’s title insurance policy allegedly in violation of RESPA. On February 12, 2003, the United States Court of Appeals for the Sixth Circuit denied Transnation’s and Lawyers Title’s petitions for an interlocutory appeal of the class certification order. On October 30, 2003, the judge ordered that individuals otherwise meeting the class definition, but who closed transactions involving relevant policies between October 31, 2002 through October 30, 2003, would not be subject to a statute of limitations defense raised by Transnation Title or Lawyers Title between October 30, 2003 and October 31, 2004. On October 28, 2004, Transnation and Lawyers Title stipulated to an order that individuals otherwise meeting the class definition, but who closed transactions involving relevant policies between October 31, 2002 through October 30, 2004, would not be subject to a statute of limitations defense raised by Transnation or Lawyers Title between October 30, 2004 and October 31, 2005. The court reserved decision on a Motion to proceed to trial with the certified class as originally defined. On January 13, 2005, the court denied Transnation’s and Lawyers Title’s motion to dismiss the case for lack of standing. On February 7, 2005, the court dismissed without prejudice Transnation’s and Lawyers Title’s Motion for Partial Summary Judgment with respect to those members of the class covered by the affiliated business exception under RESPA with the court indicating that the parties could resubmit the motion with additional information. The court has not yet ruled on the parties’ cross Motions for Summary Judgment on Count II of plaintiffs’ complaint alleging an illegal splitting of fees under RESPA. On April 21, 2005, Transnation and Lawyers Title filed various Motions for Summary Judgment and Limine with respect to multiple issues. The parties have agreed to participate in nonbinding mediation scheduled for May 3-4, 2005. A trial date has been set for July 18, 2005. Transnation and Lawyers Title intend to vigorously defend the consolidated suits.

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Regulatory Investigations and Inquiries

The Company has received certain information requests and subpoenas from various state regulatory authorities relating to investigations of the business practices of the Company and the title insurance industry.

In 2004, the Office of the Attorney General of the State of New York (“NYAG”) initiated an investigation into the business practices of companies engaged in the title insurance business. The Company has received subpoenas and supplemental requests from the NYAG seeking information and documents related to its investigation of certain industry business practices, including, among other things, competitive market practices, the compensation of title insurance agents and producers by underwriters and captive reinsurance arrangements.

In addition, the insurance departments of various states have been making inquiries into the title industry’s business practices. The Company has received letters of inquiry from the insurance departments of the states of North Carolina and Pennsylvania as part of their review of competitive market practices and agent compensation in the title insurance industry. The Company has received letters of inquiry from the Connecticut department of insurance seeking information on the Company’s agent and producer commission practices and captive reinsurance arrangements. The Hawaii insurance division has issued draft letters of inquiry to the Company to review the relationships between the Company, its producers and other participants in the real estate industry. The California department of insurance is conducting examinations of the Company’s adherence to filed premium rates and claims handling practices, and is reviewing the Company’s captive reinsurance arrangements.

Multiple states are specifically investigating captive reinsurance arrangements in the title insurance industry and the Company has received inquiries regarding those arrangements from two state attorneys general and eight state departments of insurance. During the period from the Company’s inception of its captive reinsurance programs in 1997 through 2004, reinsurance premiums paid by the Company to the reinsurers have totaled approximately $12 million. In February 2005, the Company announced that it intended to terminate its captive reinsurance arrangements despite its belief that it had operated the programs in accordance with applicable law. The revenues from these programs were not material to the Company’s results of operations.

The Company may receive additional subpoenas and/or requests for information in the future from attorneys general and/or insurance departments of other states. The Company will evaluate, and intends to cooperate fully in connection with, all such subpoenas and requests.

Based on information known to management at this time, it is not possible to predict the outcome of the governmental inquiries and investigations into the title insurance industry’s business practices or the market’s

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

response thereto. However, any material change in the Company’s business practices may have an adverse effect on its results of operations.

6. SHAREHOLDERS’ EQUITY

The Company’s stock-based compensation plans include stock options and equity-based compensation and are valued using the intrinsic value method of accounting for stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense has been recognized for the Company’s stock options since all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following table represents the compensation expense, and related effect on earnings, for the Company’s stock option plans if the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, had been applied, rather than the intrinsic value method.

The following pro forma information shows the Company’s net income and earnings per basic and diluted share:

	Three Months Ended March 31,
	2005	2004
	(In millions, except per share amounts)
Net income, as reported	$30.3	$20.9
Add: Stock-based employee compensation included in reported net income, net of related tax effects	0.5	0.7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.6)	(1.0)

Pro forma net income	$30.2	$20.6

Earnings per share:
Basic—as reported	$1.70	$1.12
Basic—pro forma	$1.70	$1.11

Diluted—as reported	$1.68	$1.11
Diluted—pro forma	$1.68	$1.09

7. EXIT AND TERMINATION CHARGES

During 2004, the Company announced a facility consolidation and rationalization plan to reduce expenses as a result of a change in the business environment. As a result, the Company closed 61 facilities. In connection with these programs, the Company incurred $6.5 million of exit costs, net of a $0.2 reduction in the fourth quarter primarily attributable to title operations. These costs were comprised of $4.9 million related to lease termination, $1.2 million of severance and $0.4 million of other miscellaneous exit costs. Of the $6.5 million in accruals, $5.4 million had been paid prior to March 31, 2005. The remaining balance is expected to be substantially paid by the end of 2006.

8. SEGMENT INFORMATION

The Company provides products and services used to facilitate the purchase, sale, transfer, and financing of residential and commercial real estate. The Company’s principal business operations are organized under three

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

primary operating segments: Title Insurance, Lender Services and Financial Services. Other operating business segments not required to be reported separately are reported in a category called Corporate and Other.

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

Financial Services consists of Orange County Bancorp and its wholly-owned subsidiary, Centennial Bank, a California industrial bank that the Company acquired in November 2003. This business was included in Corporate and Other in 2004; prior year amounts have been restated to conform to current year presentation.

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

The following table provides selected financial information about the Company’s operations by segment for the quarters ending March 31, 2005, and 2004:

	Operating Revenue	Personnel Cost	Depreciation	Amortization of Intangible Assets	Income Before Taxes
	(In millions)
2005
Title Insurance	$730.1	$211.4	$5.0	$2.3	$45.2
Lender Services	63.6	19.2	0.9	3.8	22.5
Financial Services	0.1	0.6	—	0.1	2.9
Corporate and Other	20.9	16.1	0.9	0.8	(21.3)

Total	$814.7	$247.3	$6.8	$7.0	$49.3

2004
Title Insurance	$710.3	$185.7	$4.3	$0.5	$46.8
Lender Services	40.2	15.5	0.9	3.3	3.8
Financial Services	0.2	0.5	—	0.1	2.2
Corporate and Other	9.2	12.1	1.0	0.8	(20.4)

Total	$759.9	$213.8	$6.2	$4.7	$32.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s long-term goal is to enhance its position as one of the largest providers of real estate transaction services. To accomplish this objective, the Company has expanded operations through internal growth and selective strategic acquisitions. The Company’s business operations are organized under three primary business segments: Title Insurance, Lender Services and Financial Services. Other business operations not required to be reported separately are reported in a category called Corporate and Other. A description of these segments, including certain key factors impacting these businesses, are provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 11, 2005.

Critical Accounting Estimates

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenue, expenses and related disclosures surrounding contingencies and commitments. A summary of the significant critical accounting estimates of the Company can be found in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. Actual results could differ from these estimates.

Results of Operations

Operating Revenue

The following table provides a summary of the Company’s operating revenue for first quarter 2005 and 2004:

	2005	%	2004	%
	(Dollars in millions)
Title Insurance
Direct Operations	$323.2	39.7%	$284.0	37.4%
Agency Operations	406.9	49.9	426.3	56.1

	730.1	89.6	710.3	93.5

Lender Services	63.6	7.8	40.2	5.3

Financial Services	0.1	—	0.2	—

Corporate and Other	20.9	2.6	9.2	1.2

Total	$814.7	100.0%	$759.9	100.0%

Title Insurance—Operating revenue from direct title operations increased $39.2 million, or 13.8 percent, in first quarter 2005 over first quarter 2004. The increase in first quarter 2005 was primarily the result of acquisitions made in 2004, which increased revenue by $31.2 million, and an increase in the revenue per order. These increases were offset in part by a decrease in the number of title policies issued by the Company’s direct title operations. During first quarter 2005, the Company continued to experience strong commercial and buy/sell activity, which tends to have higher revenue per order, and reduced offset by lower refinance activity, which tends to have lower revenue per order. Closed orders for the Company’s direct title operations were 195,100, with an average fee of $1,656 per closed order, during first quarter 2005, and 201,900, with an average fee of $1,407 per closed order, during first quarter 2004. Revenue from commercial operations, which the Company has typically defined as being premiums from policies providing coverage over $1.0 million in liability, was

$175.0 million in first quarter 2005, an increase of 39.1 percent over first quarter 2004. Operating revenue from agency title operations decreased $19.4 million, or 4.6 percent from the first quarter 2004 to first quarter 2005 primarily due to acquisitions of title agencies reflected as direct revenue in first quarter 2005 and reduced levels of refinancing activity.

Lender Services—Operating revenue in the Lender Services segment increased $23.4 million, or 58.2 percent, in first quarter 2005 over first quarter 2004. During first quarter 2005, Lenders Services recognized approximately $25.8 million of deferred revenue resulting from the cancellation of tax certification servicing contracts for two customers of LandAmerica Tax and Flood (“LATF”). These cancellations eliminated the remaining obligation for life of loan servicing and therefore the deferred revenue associated with these contracts was recognized into revenue during first quarter 2005. The remaining change in operating revenue for this segment was due to an increase in net revenue deferrals offset in part by acquisitions made in fourth quarter 2004.

Corporate and Other—Operating revenue in Corporate and Other increased by approximately $11.7 million, or 127.2 percent in first quarter 2005 over first quarter 2004. The increase in operating revenue for this segment was primarily related to acquisitions completed during 2004.

Investment and Other Income

Investment and other income increased $3.6 million, or 21.8 percent, to $20.1 million in first quarter 2005. The Financial Services segment generated $1.5 million of additional investment income in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, due to an increase in the portfolio of loans receivable and investments of 50.7 percent. The remaining increase in interest income of $2.1 million related to higher yields and higher invested balances on the Company’s remaining investment portfolio.

Net Realized Investment Gains

Net realized investment gains were $0.8 million in first quarter 2005 and $3.1 million in first quarter 2004. The decrease in first quarter 2005 was primarily due to the reallocation of the investment portfolio during first quarter 2004.

Salaries and Employee Benefits

The following table provides a summary of the Company’s salaries and employee benefit costs for first quarter 2005 and 2004:

	2005	%	2004	%
	(Dollars in millions)
Title Insurance	$211.4	85.5%	$185.7	86.9%

Lender Services	19.2	7.8	15.5	7.2

Financial Services	0.6	0.2	0.5	0.2

Corporate and Other	16.1	6.5	12.1	5.7

Total	$247.3	100.0%	$213.8	100.0%

Title Insurance—Title Insurance salaries and employee benefit costs increased by $25.7 million, or 13.8%, in first quarter 2005 over first quarter 2004. The addition of personnel as the result of 2004 acquisitions increased salaries and employee benefit costs by $20.6 million. Average Full Time Equivalent (“FTE”) counts for the Title Insurance segment averaged 10,286 (including 886 related to 2004 acquisitions) in first quarter 2005 versus 9,825 in first quarter 2004.

Lender Services—Lender Services salaries and employee benefit costs increased by $3.7 million in first quarter 2005 compared to first quarter 2004. This segment incurred approximately $2.5 million in incremental compensation expense associated with the acquisitions. The remaining increase of $1.2 million was related to an increase in wages and FTEs across the rest of the segment.

Financial Services—Financial Services salaries and employee benefits increased by $0.1 million in first quarter 2005 over the comparable period in 2004. This increase was primarily due to additional staffing requirements resulting from business growth.

Corporate and Other—Corporate and Other salaries and employee benefit costs increased $4.0 million, or 33.1% in first quarter 2005 over first quarter 2004. Acquisitions accounted for $3.2 million of this increase.

Agent Commissions

The following table provides a summary of agent commissions and related revenue in the Title Insurance segment for first quarter 2005 and 2004:

	2005	2004
	(Dollars in millions)
Agent commissions	$324.6	$342.9

Agent revenue	$406.9	$426.3

% Retained by agents	79.8%	80.4%

The commission rate varies by the geographic area in which the commission was paid and by individual agent agreement. The Company anticipates that commissions will stay relatively flat during the first half of 2005.

Provision for Policy and Contract Claims

The Company reviews its claims experience quarterly, and in conjunction with its outside actuaries, evaluates the adequacy of its claims reserve. The Company considers factors such as historical timing of claims reported and historical timing of claims paid over the period in which policies are effective against actual experience by year of policy issue to determine the amount of claims liability required for each year for which policies are outstanding. The Company also considers the impact of current trends in marketplace activity, including refinance activity, which may shorten the time period a policy is outstanding, bankruptcies and individual large claims attributable to any particular period in determining the expected liability associated with each year.

Throughout 2004, claims associated with policies issued by the Company between 2000 and 2002 appear to have a trend of being higher than the Company’s historical trends. As a result, the Company increased its reserves associated with those policy issue years. This trend has been mitigated somewhat by decreased claim activity in policies issued during the 1990s, where claims made appear to be below historical rates. The Company believes that such decreases have been due, in part, to refinance activity in recent years which has resulted in the Company reducing claims reserves. Trends experienced with each of the policy issue years, with the exception of 2004, continued during first quarter 2005.

During first quarter 2005, the Company’s loss experience was negatively impacted by a large claim of approximately $7.4 million related to a policy issued in 2004. While a reserve for a portion of this claim had been provided for at the end of 2004, the Company was required to provide additional reserves to mitigate the impact that this claim had on overall loss reserves. Since there is an extended time period for which the Company is liable, slight changes in current claims experience can result in a significant impact in the amount of liability required for potential Incurred But Not Reported (“IBNR”) claims. The Company, based on its review of the underlying claims data and trends therein, has provided for claims losses using approximately 6.4% and 5.5% of title insurance revenue for the first quarters of 2005 and 2004, respectively. The Company believes that it has reserved appropriately for all reported and IBNR claims at March 31, 2005 based on the results of the actuarial evaluation and evaluation of any known trend.

Exit and Termination Costs

The Company incurred exit and termination costs on a pretax basis of $1.9 million in first quarter 2004 associated with its facility consolidation and rationalization program. For further details, see Note 7 “Exit and Termination Charges” of the Notes to Consolidated Financial Statements in Part I, Item I of this report.

Amortization

Amortization expense increased by $2.3 million in first quarter 2005 compared to first quarter 2004 as the result of the acquisitions made in 2004. During 2004, the Company acquired businesses with an initial purchase price in excess of $168.0 million. The Company is amortizing the intangible assets acquired as part of these businesses over their estimated useful lives.

Interest Expense

Interest expense increased by $2.1 million in first quarter 2005 compared to first quarter 2004. Of this increase, $1.0 million related to increases in interest-bearing deposits and borrowings at Centennial Bank with the remainder of the increase being attributable to the Company’s issuance in May 2004 of $125.0 million of its 3.25% Convertible Senior Debentures due 2034. The Company anticipates that interest expense will continue to exceed prior period levels throughout 2005.

Premium Taxes

Insurance companies are generally not subject to state income or franchise taxes. However, they are subject to a “premium tax” on certain operating revenue, depending on the state. The tax rates and amounts that are subject to tax vary from state to state. Premium taxes as a percentage of total title insurance revenue were approximately 1.3% in the first quarters of 2005 and 2004.

General, Administrative and Other

The following table provides a summary of the Company’s general, administrative and other costs for the three months ending March 31, 2005 and 2004:

	2005	%	2004	%
	(Dollars in millions)
Title Insurance	$102.9	73.2%	$97.4	75.2%

Lender Services	18.6	13.2	17.6	13.6

Financial Services	0.3	0.2	0.6	0.5

Corporate and Other	18.8	13.4	13.8	10.7

Total	$140.6	100.0%	$129.4	100.0%

Title Insurance—Title Insurance general and administrative expenses increased by $5.5 million, or 5.6%, in first quarter 2005 over first quarter 2004. The change in general and administrative expenses was primarily related to incremental costs from acquisitions of $5.9 million, an increase in depreciation expense of $0.7 million from assets purchased in 2004 and an increase in legal costs of $1.5 million, offset in part, by savings from cost reduction initiatives.

Lender Services—Lender Services general and administrative expenses increased by $1.0 million in first quarter 2005 over the comparable period in 2004. This increase was primarily due to the acquisitions.

Financial Services—Financial Services general and administrative costs decreased by $0.3 in first quarter 2005 over first quarter 2004 due to lower levels of bad debt and administrative expenses.

Corporate and Other—Corporate and Other general and administrative expenses increased by $5.0 million, or 36.3%, in first quarter 2005 over the comparable period in 2004. The increase was primarily related to the acquisitions and increased legal costs.

Operating Income

Title Insurance—Pretax earnings for the Title Insurance segment were $45.2 million in first quarter 2005 compared to $46.8 million in first quarter 2004. Pretax earnings have been positively impacted by the Company’s cost reduction programs and negatively impacted by higher claims provisions and legal costs.

Lender Services—The Lender Services segment had pretax earnings of $22.5 million in first quarter 2005 compared to $3.8 million for first quarter 2004. The increase in pretax earnings was due to the recognition of approximately $25.8 million of net revenue deferrals from customer losses at LATF. The Company evaluates the results of its Lender Services segment on the basis of pretax income before net revenue deferrals and amortization (“PRBDA”). Adjusted operating revenue represents operating revenue adjusted for the impact of net revenue deferrals. PRBDA margin represents PRBDA divided by operating revenue adjusted for net revenue deferrals. PRBDA and PRBDA margin are not measures of performance defined by GAAP and should not be considered in isolation or as a substitute for operating income or cash flows provided by operating activities, which have been prepared in accordance with GAAP. PRBDA and PRBDA margin, as presented, may not be comparable to the calculation of similar titled measures reported by other companies. We believe that PRBDA and PRBDA margins provide useful information to investors because they are indicators of operating and cash flow performance for those businesses where we have life of loan servicing requirements, which have been burdened in the short run with amortization expense related to intangibles acquired with the businesses. While amortization expense is an operating expense under GAAP, these expenses represent the non-current allocation of intangible assets acquired in prior periods. Additionally, while net revenue deferrals are a reduction of revenue and profits in the current period, these reductions represent a non-cash allocation of revenue to future periods for ongoing monitoring of certain of the Company’s flood and tax servicing products. Reconciliations of these financial measures to Lender Services operating results are as follows:

	March 31
	2005	2004
	(Dollars in millions)
Operating revenue	$63.6	$40.2
Add net revenue deferrals	(15.3)	1.2

Adjusted operating revenue	48.3	41.4

Pretax earnings	22.5	3.8
Add net revenue deferrals	(15.3)	1.2
Add amortization expense	3.8	3.3

PRBDA	$11.0	$8.3

PRBDA to adjusted operating revenue margin	22.8%	20.0%

Pretax income before net revenue deferrals and amortization (“PRBDA”) was $11.0 million for first quarter 2005, a $2.7 million increase over first quarter 2004. Acquisitions generated $0.9 million of this increase, and new business contributed $1.8 million to PRBDA. The net revenue deferrals included $25.8 million for the tax and flood business’ customer terminations, less $10.5 million net revenue deferrals for the rest of the segment’s business.

At the end of first quarter 2005, deferred revenue for Lender Services was $173.1 million, which will be recognized as income in future periods.

Financial services—Pretax earnings for the Financial Services segment were $2.9 million in first quarter 2005 as compared to $2.2 million of pretax earnings in first quarter 2004. This increase was due to growth of the loans receivable and investment portfolio, which exceeded the increase in its interest bearing and liabilities resulted in higher pretax earnings.

Income Taxes

The Company’s effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 38.5% for first quarter 2005 and 35.5% for first quarter 2004. The difference in the effective tax rate was due primarily to changes in the ratio of permanent differences to income before taxes and the mix of state taxes related to the Company’s non-insurance subsidiaries. The Company expects the annual effective tax rate to be 36.5% for 2005.

Net Income

The Company reported net income of $30.3 million or $1.68 per share on a diluted basis for first quarter 2005, compared to a net income of $20.9 million or $1.11 per share on a diluted basis for first quarter 2004. First quarter 2004 included pretax exit and termination costs of $1.9 million.

Liquidity and Capital Resources

Cash provided by operating activities was $16.7 million for first quarter 2005 and $4.4 million for first quarter 2004. The principal non-operating uses of cash for the quarters ending March 31, 2005 and 2004 were acquisitions, capital expenditures, additions to the investment portfolio, loans receivable and the repayment of debt. The net of all activities was to change cash by $6.4 million and $(8.4) million for first quarter 2005 and 2004, respectively. At March 31, 2005, the Company held cash of $79.4 million and investments including short-term investments and fixed-maturity securities of $1,405.7 million.

The Company completed acquisitions totaling approximately $0.9 million during first quarter 2005 and $21.5 million during first quarter 2004. The 2005 and 2004 purchases were funded through cash from operations. The Company will continue to selectively evaluate additional acquisitions should attractive candidates be identified.

In April 2005, the Company filed a Shelf Registration Statement on Form S-3 for up to $400.0 million of its debt and/or equity securities. The Company may from time to time issue debt and equity securities as market conditions permit and Company financing needs arise.

In February 2004, the Board of Directors approved a one-year authorization program allocating $50.0 million to repurchase up to 1.25 million shares or 7% of the Company’s existing common stock over the following twelve months. During the first three quarters of 2004, the Company repurchased the entire 1.25 million authorized shares of the Company’s common stock at an average price of $39.44 per share. In December 2004, the Board of Directors approved a program expiring February 2006 which authorized the Company to repurchase up to 1.0 million additional shares at a cost not to exceed $60.0 million. The Company did not purchase any shares in first quarter 2005.

The Company’s industrial loan bank maintains an allowance for loan losses related to its loans receivable. During first quarter 2005, the Company did not experience a significant change in the underlying components of the allowance for loan losses or the balance in total. There have been no significant changes in the underlying rationale for management’s provision for loan losses or significant changes in asset quality.

Interest Rate Risk

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For investment securities, the table presents principal cash flows and related weighted interest rates by expected maturity dates. Actual cash flows could differ from the expected amounts.

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

(Dollars in millions)

	2005	2006	2007	2008	2009	2010 and After	Total	Fair Value
Assets:
Taxable available-for-sale securities:
Book value	$28.0	$50.8	$64.8	$73.8	$71.6	$381.3	$670.3	$676.0
Average yield	5.6%	4.7%	4.3%	4.3%	5.0%	5.2%	5.0%

Non-taxable available-for-sale securities:
Book value	15.0	13.6	11.5	29.0	17.7	328.7	415.5	426.8
Average yield	4.1%	4.1%	4.3%	4.3%	4.2%	4.4%	4.4%

Loans Receivable*
Book Value	2.5	2.7	0.9	2.2	6.4	338.1	352.8	351.9
Average Yield	10.2%	9.6%	9.5%	6.6%	7.6%	6.5%	6.6%

Preferred stock:
Book value	—	—	—	—	—	6.6	6.6	6.6
Average yield	—	—	—	—	—	2.6%	2.6%

*	Excludes reserves, discounts and other costs.

The Company has long-term debt of $466.5 million bearing interest at a weighted average rate of 4.67% at March 31, 2005. Additionally, the Company has passbook and certificate of deposit liabilities of $377.9 million bearing interest rate at an average rate of 2.36% at March 31, 2005. A change in the interest rate of 0.25% for these combined items would affect income before income taxes by approximately $2.1 million annually.

Regulatory Investigations and Inquiries

The Company has received certain information requests and subpoenas from various state regulatory authorities relating to investigations of the business practices of the Company and the title insurance industry.

In 2004, the Office of the Attorney General of the State of New York (“NYAG”) initiated an investigation into the business practices of companies engaged in the title insurance business. The Company has received subpoenas and supplemental requests from the NYAG seeking information and documents related to its investigation of certain industry business practices, including, among other things, competitive market practices, the compensation of title insurance agents and producers by underwriters and captive reinsurance arrangements.

In addition, the insurance departments of various states have been making inquiries into the title industry’s business practices. The Company has received letters of inquiry from the insurance departments of the states of North Carolina and Pennsylvania as part of their review of competitive market practices and agent compensation in the title insurance industry. The Company has received letters of inquiry from the Connecticut department of insurance seeking information on the Company’s agent and producer commission practices and captive reinsurance arrangements. The Hawaii insurance division has issued draft letters of inquiry to the Company to review the relationships between the Company, its producers and other participants in the real estate industry. The California department of insurance is conducting examinations of the Company’s adherence to filed premium rates and claims handling practices, and is reviewing the Company’s captive reinsurance arrangements.

Multiple states are specifically investigating captive reinsurance arrangements in the title insurance industry and the Company has received inquiries regarding those arrangements from two state attorneys general and eight state departments of insurance. During the period from the Company’s inception of its captive reinsurance programs in 1997 through 2004, reinsurance premiums paid by the Company to the reinsurers have totaled approximately $12 million. In February 2005, the Company announced that it intended to terminate its captive reinsurance arrangements despite its belief that it had operated the programs in accordance with applicable law. The revenues from these programs were not material to the Company’s results of operations.

The Company may receive additional subpoenas and/or requests for information in the future from attorneys general and/or insurance departments of other states. The Company will evaluate, and intends to cooperate fully in connection with, all such subpoenas and requests.

Based on information known to management at this time, it is not possible to predict the outcome of the governmental inquiries and investigations into the title insurance industry’s business practices or the market’s response thereto. However, any material change in the Company’s business practices may have an adverse effect on its results of operations.

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

Factors that may cause the Company’s actual results to differ materially from those contemplated by such forward-looking statements include the following: (1) the Company’s results of operations and financial condition are susceptible to changes in mortgage interest rates and general economic conditions, (ii) the Company’s inability to manage successfully its acquisitions of complementary businesses could adversely affect the Company’s business, operating results and financial condition, (iii) competition in the Company’s industry affects its revenues, (iv) significant industry changes and new product and service introductions require timely and cost-effective responses, (v) the Company may not succeed in implementing its strategy of becoming a major provider of real estate transaction management services, (vi) the Company’s insurance and banking subsidiaries are subject to government regulation, and (vii) the Company’s litigation risks include substantial claims by large classes of claimants. For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and other reports from time to time filed with or furnished to the Securities and Exchange Commission.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk” in Part I, Item 2 of this report. There are no other material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective as of the end of such period. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in Note 5 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements filed as Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit No.	Document

10.1	Form of LandAmerica Financial Group, Inc. Change of Control Employment Agreement, with Schedule of Executive Officers and Multiplier.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDAMERICA FINANCIAL GROUP, INC.
(Registrant)

Date: May 3, 2005	/S/ CHRISTINE R. VLAHCEVIC
Christine R. Vlahcevic
Senior Vice President—
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

10.1	Form of LandAmerica Financial Group, Inc. Change of Control Employment Agreement, with Schedule of Executive Officers and Multiplier.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350