Form 10-Q
period 2005-06-30
LANDAMERICA FINANCIAL GROUP INC
filed 2005-08-03
CIK 877355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	18,063,244	July 29, 2005

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS

INVESTMENTS:
Fixed maturities available-for-sale - at fair value (amortized cost: 2005 – $1,126.8; 2004 – $1,075.8)	$1,158.2	$1,113.3
Equity securities - at fair value (cost: 2005 – $33.7; 2004 – $31.4)	44.6	42.1
Federal funds sold	0.3	4.5
Short term investments	286.6	276.4

Total Investments	1,489.7	1,436.3
CASH	78.0	73.0
LOANS RECEIVABLE	386.6	344.6
ACCRUED INTEREST RECEIVABLE	19.0	16.4
NOTES AND ACCOUNTS RECEIVABLE
Notes (less allowance for doubtful accounts: 2005 – $4.2; 2004 – $4.1)	14.5	16.5
Trade accounts receivable (less allowance for doubtful accounts: 2005 – $8.7; 2004 – $8.2)	121.3	111.3

Total Notes and Accounts Receivable	135.8	127.8
TAXES RECEIVABLE	4.3	12.2
PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation and amortization: 2005 – $197.5; 2004 – $202.7)	108.8	106.1
TITLE PLANTS	94.4	93.9
GOODWILL	581.5	568.5
INTANGIBLE ASSETS (less accumulated amortization 2005 - $47.1; 2004 – $32.5)	209.9	213.0
DEFERRED INCOME TAXES	146.3	149.5
OTHER ASSETS	167.7	148.7

Total Assets	$3,422.0	$3,290.0

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

(Unaudited)

	June 30, 2005	December 31, 2004
LIABILITIES

POLICY AND CONTRACT CLAIMS	$746.4	$715.5
DEPOSITS	414.0	373.1
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	338.3	329.1
NOTES PAYABLE	472.9	465.4
DEFERRED SERVICE ARRANGEMENTS	192.9	202.4
OTHER	60.0	53.4

Total Liabilities	2,224.5	2,138.9

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2005 – 18,060,771; 2004 – 17,962,527	489.2	491.5
Accumulated other comprehensive loss	(21.5)	(17.6)
Retained earnings	729.8	677.2

Total Shareholders’ Equity	1,197.5	1,151.1

Total Liabilities and Shareholders’ Equity	$3,422.0	$3,290.0

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUE
Operating revenue	$956.3	$903.8	$1,771.0	$1,663.7
Investment and other income	20.5	17.1	40.6	33.6
Net realized investment gains	0.3	1.1	1.1	4.2

	977.1	922.0	1,812.7	1,701.5

EXPENSES
Agents’ commissions	371.6	356.2	696.2	699.1
Salaries and employee benefits	282.9	256.4	530.2	470.2
General, administrative and other	197.8	141.0	338.4	270.4
Provision for policy and contract claims	50.9	46.7	100.1	85.7
Premium taxes	10.6	10.9	20.3	20.5
Interest expense	8.1	7.0	16.0	12.8
Amortization of intangibles	7.7	5.6	14.7	10.3
Exit and termination costs	—	3.5	—	5.4

	929.6	827.3	1,715.9	1,574.4

INCOME BEFORE INCOME TAXES	47.5	94.7	96.8	127.1

INCOME TAX EXPENSE	19.9	33.2	38.9	44.7

NET INCOME	27.6	$61.5	57.9	$82.4

NET INCOME PER COMMON SHARE	$1.57	$3.35	$3.28	$4.45
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17.6	18.4	17.6	18.5
NET INCOME PER COMMON SHARE ASSUMING DILUTION	$1.56	$3.32	$3.25	$4.41
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ASSUMING DILUTION	17.8	18.5	17.8	18.7
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.10	$0.30	$0.20

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(In millions)

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$57.9	$82.4
Depreciation and amortization	29.2	23.0
Amortization of bond premium	3.2	3.7
Net realized investment gains	(1.1)	(4.2)
Deferred income tax expense (benefit)	4.4	(10.4)
Change in assets and liabilities, net of businesses acquired:
Accounts and notes receivable	(8.4)	(15.5)
Income taxes receivable/payable	7.8	42.1
Accounts payable and accrued expenses	8.9	(19.5)
Policy and contract claims	30.9	27.7
Deferred service arrangements	(9.5)	11.2
Other	(1.8)	(5.7)

Net cash provided by operating activities	121.5	134.8

Cash flows from investing activities:
Purchase of property and equipment, net	(15.9)	(14.5)
Purchase of business, net of cash acquired	(25.7)	(105.7)
Investments in unconsolidated subsidiaries	(11.2)	(8.2)
Change in cash surrender value of life insurance	(1.6)	(1.1)
Change in short-term investments	(10.2)	(29.4)
Cost of investments acquired:
Fixed maturities	(209.1)	(298.6)
Equity securities	(7.0)	(11.1)
Proceeds from investment sales or maturities:
Fixed maturities	157.3	241.9
Equity securities	6.2	10.4
Net change in federal funds sold	4.2	(0.1)
Change in loans receivable	(42.7)	(60.6)

Net cash used in investing activities	(155.7)	(277.0)

Cash flows from financing activities:
Net change in deposits	40.9	69.9
Proceeds from the exercise of options and incentive plans	5.5	7.1
Sale of stock warrants	—	22.5
Purchase of bond hedge call options	—	(32.0)
Cost of common shares repurchased	(9.1)	(34.0)
Dividends paid	(5.3)	(3.8)
Proceeds from issuance of notes payable	12.4	145.7
Payments on notes payable	(5.2)	(10.6)

Net cash provided by financing activities	39.2	164.8

Net increase in cash	5.0	22.6
Cash at beginning of period	73.0	52.9

Cash at end of period	$78.0	$75.5

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(In millions, except per share amounts)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amounts
BALANCE – December 31, 2003	18.8	$520.9	$(16.5)	$540.1	$1,044.5

Comprehensive income:
Net income	—	—	—	82.4	82.4
Other comprehensive income:
Net unrealized losses on securities, net of tax benefit of $9.8	—	—	(18.3)	—	(18.3)

					64.1

Purchase of call options, net of tax benefit of $11.2	—	(20.8)	—	—	(20.8)
Sale of common stock warrants	—	22.5	—	—	22.5
Common stock retired	(0.9)	(34.0)	—	—	(34.0)
Stock option and incentive plans	0.2	8.5	—	—	8.5
Common dividends ($0.20/share)	—	—	—	(3.8)	(3.8)

BALANCE – June 30, 2004	18.1	$497.1	$(34.8)	$618.7	$1,081.0

BALANCE – December 31, 2004	18.0	$491.5	$(17.6)	$677.2	$1,151.1

Comprehensive income:
Net income	—	—	—	57.9	57.9
Other comprehensive income:
Net unrealized losses on securities, net of tax benefit of $1.9	—	—	(3.9)	—	(3.9)

					54.0

Purchase of call options, net of tax	—	(0.7)	—	—	(0.7)
Common stock retired	(0.2)	(9.1)	—	—	(9.1)
Stock option and incentive plans	0.3	7.5	—	—	7.5
Common dividends ($0.30 share)				(5.3)	(5.3)

BALANCE – June 30, 2005	18.1	$489.2	$(21.5)	$729.8	$1,197.5

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	INTERIM FINANCIAL INFORMATION

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

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

2.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions, except per share amounts)
Numerator:
Net income – numerator for earnings per share	$27.6	$61.5	$57.9	$82.4
Denominator:
Weighted average shares – denominator for basic earnings per share	17.6	18.4	17.6	18.5
Effect of dilutive securities:
Employee stock options	0.2	0.1	0.2	0.2

Denominator for diluted earnings per share	17.8	18.5	17.8	18.7

Basic earnings per common share	$1.57	$3.35	$3.28	$4.45

Diluted earnings per common share	$1.56	$3.32	$3.25	$4.41

3.	INVESTMENTS

The Company had a total of 298 securities which had unrealized losses at June 30, 2005 due primarily to an increase in interest rates. The duration of these securities range from one year to thirty years. There were 73 securities that the Company owned that have been in a loss position for more than twelve months, all of which are investment grade long-term bonds and notes which management has the intent and ability to hold to maturity. These securities had an aggregate unrealized loss of $1.1 million at June 30, 2005.

Management has concluded that none of the available-for-sale securities with unrealized losses at June 30, 2005 has experienced an other-than temporary impairment. This conclusion was based on a number of factors including: (1) there were no securities with fair values less than 80% of amortized cost at June 30, 2005, (2) there were no securities rated below investment grade, and (3) there were no securities for which fair value had been significantly below amortized cost for a period of six months or longer.

Investments totaling $27.3 million are held on deposit with various state regulatory entities and are not available for use in operations.

4.	PENSIONS AND OTHER POST-RETIREMENT BENEFITS

The following presents the estimated net pension expense recorded in the financial statements for each of the three and six-month periods ended June 30, 2005, and 2004. The 2005 information is based on preliminary data provided by the Company’s independent actuaries. The amounts are as follows:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(In millions)
Components of net pension expense:
Service cost	$—	$3.1	$0.2	$0.2
Interest cost	3.5	3.8	0.8	0.8
Expected return on plan assets	(3.9)	(4.3)	—	—
Amortization of unrecognized transition obligation	—	—	0.3	0.3
Prior service cost recognized	—	(0.4)	0.1	0.1
Recognized loss	1.0	1.3	—	0.1
Loss recognized due to settlements	2.2	—	—	—

Net pension expense	$2.8	$3.5	$1.4	$1.5

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(In millions)
Components of net pension expense:
Service cost	$—	$6.3	$0.4	$0.4
Interest cost	7.0	7.5	1.6	1.7
Expected return on plan assets	(7.8)	(8.7)	—	—
Amortization of unrecognized transition obligation	—	—	0.6	0.6
Prior service cost recognized	—	(0.8)	0.2	0.2
Recognized loss	2.0	2.6	—	0.2
Loss recognized due to settlements	2.2	—	—	—

Net pension expense	$3.4	$6.9	$2.8	$3.1

On December 31, 2004, the Company froze the accumulation of benefits available under its principal deferred pension plan.

Weighted-average assumptions used to determine net cost for each of the three and six-month periods ended June 30, 2005, and 2004 are as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Discount rate	6.00%	6.00%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.63%	4.63%	4.63%	4.63%

5.	COMMITMENTS AND CONTINGENCIES

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

Litigation Not in the Ordinary Course of Business

On September 5, 2002, Thomas Branick and Ardra Campbell filed a representative suit on behalf of the general public against Southland Title Corporation (“Southland”), a subsidiary of the Company, in the Los Angeles Superior Court (Case No. BC 280961). The Complaint, as amended, pleads causes of action for unfair competition (California Business and Professions Code §§ 17200, et. seq.) and unfair business practices (California Business and Professions Code §§ 17500, et. seq.) and generally alleges that Southland improperly charged its customers for recording documents incident to real estate transactions and overcharged its customers for administrative fees. Plaintiffs seek injunctive relief and restitution. On September 3, 2004, the trial court granted Southland’s

Motion for Judgment on the Pleadings and on September 16, 2004 entered a final judgment dismissing this case. On November 15, 2004, Plaintiffs filed a Notice of Appeal of the judgment. The parties executed a settlement agreement that provides for injunctive relief and a cash payment of $75,000 for attorneys’ fees and costs. The appeal was dismissed by the Second District of the California Court of Appeals on June 13, 2005. On June 24, 2005, Plaintiffs filed a dismissal with prejudice with the Los Angeles Superior Court. The attorneys’ fees and costs have been paid.

On May 9, 2000, Romeo Jergess filed a putative class action suit (the “Jergess Suit”) in the United States District Court for the Eastern District of Michigan, Southern Division (Case No. 00-72124) against Transnation Title Insurance Company (“Transnation”), a subsidiary of the Company. The suit alleges that Transnation’s rate for an owner’s title insurance policy, charged in accordance with rates for new construction filed with the Insurance Bureau of the State of Michigan, are less than the rate paid by the lender for a simultaneously issued lender’s title insurance policy, and that the lower rate paid by the builder/developer for the owner’s policy involves an illegal kickback for a referral and an illegal splitting of fees in violation of the Real Estate Settlement Procedures Act (“RESPA”). On April 27, 2001, a similar suit was filed by Elaine Miller (the “Miller Suit”) in the same court (Case No. 01-71647) against Lawyers Title Insurance Corporation (“Lawyers Title”), a subsidiary of the Company. The plaintiffs in both suits seek an unspecified amount of damages equal to three times the amount of the charge for each simultaneously issued lender’s title insurance policy in connection with a new home purchase commencing with the period one year before the filing of each complaint, plus costs, interest and attorneys’ fees. Transnation and Lawyers Title have engaged a forensic accountant to review plaintiffs’ estimate that the charges collected for such policies by Transnation and Lawyers Title from the class as originally defined is approximately $15 million. The Jergess Suit and the Miller Suit were consolidated on July 18, 2002 with cases pending against First American Title Insurance Company and Chicago Title Insurance Company. On December 5, 2002, the court certified a class defined as all individuals who, during the period commencing prior to one year of the filing of the applicable suit and ending on October 30, 2002, purchased a newly constructed one to four family dwelling or condominium and were charged for a lender’s title insurance policy allegedly in violation of RESPA. On February 12, 2003, the United States Court of Appeals for the Sixth Circuit denied Transnation’s and Lawyers Title’s petitions for an interlocutory appeal of the class certification order. On October 30, 2003, the judge ordered that individuals otherwise meeting the class definition, but who closed transactions involving relevant policies between October 31, 2002 through October 30, 2003, would not be subject to a statute of limitations defense raised by Transnation Title or Lawyers Title between October 30, 2003 and October 31, 2004. On October 28, 2004, Transnation and Lawyers Title stipulated to an order that individuals otherwise meeting the class definition, but who closed transactions involving relevant policies between October 31, 2002 through October 30, 2004, would not be subject to a statute of limitations defense raised by Transnation or Lawyers Title between October 30, 2004 and October 31, 2005. The court reserved decision on a Motion to proceed to trial with the certified class as originally defined. On January 13, 2005, the court denied Transnation’s and Lawyers Title’s motion to dismiss the case for lack of standing. On February 7, 2005, the court dismissed without prejudice Transnation’s and Lawyers Title’s Motion for Partial Summary Judgment with respect to those members of the class covered by the affiliated business exception under RESPA with the court indicating that the parties could resubmit the motion with additional information. The court has not yet ruled on the parties’ cross Motions for Summary Judgment on Count II of plaintiffs’ complaint alleging an illegal splitting of fees under RESPA. On April 21, 2005, Transnation and Lawyers Title filed various Motions for Summary Judgment and Limine with respect to multiple issues. The parties participated in nonbinding mediation beginning May 3, 2005. On May 19, 2005, Transnation and Lawyers Title entered into a binding term sheet to settle the consolidated suits. The terms of the settlement are subject to court approval. If approved, Transnation and Lawyers Title will be obligated to make a single aggregate payment of $10,325,000 into a settlement fund to be established for the benefit of eligible class members. Transnation and Lawyers Title, who did not admit any liability in the settlement, would be required to deposit the settlement funds into escrow within seven days following the issuance of a final order by the court approving the settlement. The parties intend to enter into a final Settlement Agreement that will incorporate the provisions of the Term Sheet. Pursuant to the Term Sheet, the Settlement Agreement will provide for the dismissal with prejudice of all claims by plaintiffs against Transnation and Lawyers Title and a release of all claims by plaintiffs except claims under their title policies.

On June 22, 2004, Gateway Title Company, Inc., Commonwealth Land Title Company, Inc. and LandAmerica Financial Group, Inc. (“Plaintiffs”) filed a Complaint, subsequently amended by a First Amended Complaint filed June 25, 2004, in the Superior Court of California, County of Los Angeles, Central District, against the Mercury Company and its affiliates Financial Title, Alliance Title, Investors Title and various individuals including Joseph DiChiacchio, a former manager of LandAmerica (Case No. BC 317441) (collectively, the “Defendants”). The lawsuit claims substantial monetary and punitive damages for unfair competitive business practices in conjunction with Plaintiffs’ loss of over 300 employees in California, most of which occurred within an approximately twenty-four month period. On August 12, 2004, the Court granted a Temporary Restraining Order, followed by a request for a Preliminary Injunction, which was granted September 27, 2004 against the Defendants based upon a showing of significant likelihood of Plaintiffs prevailing on the merits combined with irreparable harm to Plaintiffs if injunctive relief did not issue. The injunctive relief generally prohibited the solicitation of Plaintiffs’ employees. The preliminary injunctive relief has now expired and discovery and the calculation of damages are underway. On December 13, 2004, Alliance Title Company, Inc., Financial Title Company, Inc., Roberto Olivera and Ray Arias filed a Cross-Complaint for unfair competitive business practices. On December 13, 2004, Mr. DiChiacchio also filed a Cross-Complaint alleging similar claims, including back wages and additional bonus payments. Plaintiffs are disputing and intend to vigorously defend the Cross-Complaints. A mandatory settlement conference was held on August 1, 2005. A trial date has been set for October 3, 2005. Management believes that damages caused to Plaintiffs by Defendants far exceed any claim of offset raised in the Cross-Complaints.

Regulatory Investigations and Inquiries

The Company has received certain information requests and subpoenas from various state regulatory authorities relating to investigations of the business practices of the Company and the title insurance industry.

In 2004, the Office of the Attorney General of the State of New York (“NYAG”) initiated an investigation into the business practices of companies engaged in the title insurance business. The Company has received subpoenas and supplemental requests from the NYAG seeking information and documents related to its investigation of certain industry business practices, including, among other things, competitive market practices, the compensation of title insurance agents and producers by underwriters and captive reinsurance arrangements. The insurance department of the State of New York is also examining the Company’s reinsurance arrangements.

In addition, the insurance departments of various states have been making inquiries into the title industry’s business practices. The Company has received letters of inquiry from the insurance departments of the states of North Carolina and Pennsylvania as part of their review of competitive market practices and agent compensation in the title insurance industry. The Company has received letters of inquiry from the Connecticut department of insurance seeking information on the Company’s agent and producer commission practices and captive reinsurance arrangements. The Hawaii insurance division has issued letters of inquiry to the Company to review the relationship between the Company, its producers and other participants in the real estate industry. The California department of insurance is conducting examinations of the Company’s adherence to filed premium rates and claims handling practices, is reviewing the Company’s captive reinsurance arrangements and has requested information on community development and investment and the Company’s California title plants. The Company reached an agreement with the California department of insurance to settle the captive reinsurance and other regulatory matters. The Tennessee department of insurance has issued a requirement for the submission of an attestation regarding any finite reinsurance arrangements of the Company in that state. In connection with its bi-annual rate hearing, the Company has received subpoenas from the Texas department of insurance seeking information regarding business practices that may have the effect of raising prices to Texas consumers.

Additional states are specifically investigating captive reinsurance arrangements in the title insurance industry and the Company has received inquiries regarding those arrangements, in addition to those described above, from the Colorado state attorney general and ten state departments of insurance. During the period from the Company’s inception of its captive reinsurance programs in 1997 through 2004, reinsurance premiums paid by the Company to the reinsurers have totaled approximately $12 million. In February 2005, the Company announced that it intended to terminate its captive reinsurance arrangements despite its belief that it had operated the programs in accordance with applicable law. The revenues from these programs were not material to the Company’s results of operations.

In June 2005, the Company established reserves of $19.0 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes the settlement with the California department of insurance.

The Company may receive additional subpoenas and/or requests for information in the future from attorneys general and/or insurance departments of other states. The Company will evaluate, and intends to cooperate in connection with, all such subpoenas and requests.

Based on the information known to management at this time, it is not possible to predict the outcome of the governmental inquiries and investigations into the title insurance industry’s business practices or the market’s response thereto. However, any material change in the Company’s business practices may have an adverse effect on its results of operations.

6.	SHAREHOLDERS’ EQUITY

In February 2004, the Board of Directors approved a one-year authorization program allocating $50.0 million to repurchase up to 1.25 million shares or 7% of the Company’s existing common stock over the following twelve months. During the first three quarters of 2004, the Company repurchased the entire 1.25 million authorized shares of the Company’s common stock at an average price of $39.44 per share. In December 2004, the Board of Directors approved a program expiring February 2006 which authorized the Company to repurchase up to 1.0 million additional shares at a cost not to exceed $60.0 million. During the first two quarters of 2005, the Company repurchased approximately 170,400 shares for $9.1 million at an average price of $53.23 per share.

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

The following pro forma information shows the Company’s net income and earnings per basic and diluted share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions, except per share amounts)
Net income, as reported	$27.6	$61.5	$57.9	$82.4
Add: Stock-based employee compensation included in reported net income, net of related tax effects	0.7	0.7	1.2	1.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.7)	(0.8)	(1.3)	(1.8)

Pro forma net income	$27.6	$61.4	$57.8	$82.0

Earnings per share:
Basic – as reported	$1.57	$3.35	$3.28	$4.45
Basic – pro forma	$1.57	$3.34	$3.28	$4.43

Diluted – as reported	$1.56	$3.32	$3.25	$4.41
Diluted – pro forma	$1.55	$3.31	$3.24	$4.38

7.	EXIT AND TERMINATION CHARGES

During 2004, the Company announced a facility consolidation and rationalization plan to reduce expenses as a result of a change in the business environment. As a result, the Company closed 61 facilities. In connection with these programs, the Company incurred $6.5 million of exit costs as of December 31, 2004, primarily attributable to title operations. These costs were comprised of $4.9 million related to lease termination, $1.2 million of severance and $0.4 million of other miscellaneous exit costs. Of the $6.5 million in accruals, $5.8 million had been paid prior to June 30, 2005. The remaining balance is expected to be substantially paid by the end of 2005.

8.	SEGMENT INFORMATION

The Company, through its subsidiaries, is engaged in the business of providing title insurance as well as a broad array of real estate transaction-related services. The Company has three reporting segments that fall within three primary business segments, Title Insurance, Lender Services and Financial Services. The remaining immaterial reportable segments have been combined into a group called Corporate and Other.

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

The Company provides its title services through direct operations and agents throughout the United States. It also offers title insurance in Mexico, Europe, Canada, the Caribbean, and Latin America. The international operations account for less than 1 percent of the Company’s income before income taxes. Tax related services and appraisal services are offered nationwide.

The following table provides selected financial information about the Company’s operations by segment for the three and six-month periods ended June 30, 2005, and 2004:

	Three Months Ended June 30,
	(In millions)
	Operating Revenue	Personnel Cost	Depreciation	Amortization of Intangible Assets	Income Before Taxes
2005
Title Insurance	$881.8	$244.6	$5.4	$3.0	$62.9
Lender Services	46.8	19.0	0.9	3.8	3.3
Financial Services	0.3	0.6	—	0.1	2.8
Corporate and Other	27.4	18.7	1.4	0.8	(21.5)

Total	$956.3	$282.9	$7.7	$7.7	$47.5

2004
Title Insurance	$852.6	$225.1	$4.7	$2.0	$113.3
Lender Services	37.4	16.1	0.9	3.3	0.8
Financial Services	0.1	0.5	—	0.1	2.3
Corporate and Other	13.7	14.7	0.9	0.2	(21.7)

Total	$903.8	$256.4	$6.5	$5.6	$94.7

	Six Months Ended June 30,
	(In millions)
	Operating Revenue	Personnel Cost	Depreciation	Amortization of Intangible Assets	Income Before Taxes
2005
Title Insurance	$1,611.9	$456.0	$10.4	$5.3	$108.1
Lender Services	110.4	38.2	1.8	7.6	25.8
Financial Services	0.4	1.2	—	0.2	5.7
Corporate and Other	48.3	34.8	2.3	1.6	(42.8)

Total	$1,771.0	$530.2	$14.5	$14.7	$96.8

2004
Title Insurance	$1,562.9	$410.8	$9.0	$2.5	$160.1
Lender Services	77.6	31.6	1.8	6.6	4.6
Financial Services	0.3	1.0	—	0.2	4.5
Corporate and Other	22.9	26.8	1.9	1.0	(42.1)

Total	$1,663.7	$470.2	$12.7	$10.3	$127.1

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

Results of Operations

Operating Revenue

The following table provides a summary of the Company’s operating revenue for the three and six-month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005	%	2004	%
	(Dollars in millions)
Title Insurance
Direct Operations	$417.6	43.7%	$405.8	44.9%
Agency Operations	464.2	48.5	446.8	49.4

	881.8	92.2	852.6	94.3
Lender Services	46.8	4.9	37.4	4.2
Financial Services	0.3	—	0.1	—
Corporate and Other	27.4	2.9	13.7	1.5

Total	$956.3	100.0%	$903.8	100.0%

	Six Months Ended June 30,
	2005	%	2004	%
	(Dollars in millions)
Title Insurance
Direct Operations	$740.8	41.8%	$689.8	41.5%
Agency Operations	871.1	49.2	873.1	52.4

	1,611.9	91.0	1,562.9	93.9
Lender Services	110.4	6.3	77.6	4.7
Financial Services	0.4	—	0.3	—
Corporate and Other	48.3	2.7	22.9	1.4

Total	$1,771.0	100.0%	$1,663.7	100.0%

Title Insurance – Operating revenue from direct title operations increased $11.8 million, or 2.9%, for second quarter 2005 and $51.0 million, or 7.4%, for the first half of 2005 over the comparable periods in 2004. Acquisitions contributed approximately $8.2 million to the increase in operating revenue from direct operations for second quarter 2005 and approximately $40.3 million for the first half of 2005. The remaining increase in operating revenue for second quarter 2005 was due to an increase in the revenue per order.

During second quarter and first half of 2005, the Company continued to experience strong commercial and buy/sell activity offset by reduced refinance activity. Commercial and buy/sell transactions tend to have higher revenue per order compared to refinance transactions, which tend to have lower revenue per order. Closed orders for second quarter 2005 for the Company’s direct title operations were 246,900, with an average fee of approximately $1,182 per closed order, compared to 280,100, for second quarter 2004, with an average fee of approximately $1,022 per closed order. Closed orders for the first half of 2005 were 442,000, with an average fee of approximately $1,170 per closed order, compared to 482,000 for the first half of 2004, with an average fee of approximately $998 per closed order.

Title insurance revenue from commercial activity, which the Company has typically defined as being premiums from policies providing coverage over $1 million in liability, was $249.0 million for second quarter 2005, an increase of 37.6% over second quarter 2004.

Operating revenue from agency title operations increased $17.4 million, or 3.9%, from second quarter 2004 to second quarter 2005. This increase was due to increased growth in the agency business, particularly in certain southeastern and western markets as a result of higher property values and increased management focus in those markets. Operating revenue from agency title operations decreased slightly in the first half of 2005 over the comparable prior year period due to acquisitions of title agencies reflected as direct revenue in first half of 2005 and reduced levels of refinancing activity.

Lender Services – Operating revenue in the Lender Services segment for second quarter 2005 increased $9.4 million, or 25.1%, compared to second quarter 2004. Acquisitions contributed approximately $6.1 million to the increase in operating revenue for second quarter 2005. The recognition of deferred revenue resulting from the cancellation of a tax certification servicing contract for a customer of the Company’s tax and flood business contributed approximately $6.9 million to the increase in operating revenue for second quarter 2005. The remaining increases were partially offset by lower volume in the credit services business and lengthening of estimated loan lives in the tax and flood business.

Operating revenue in the Lender Services segment for the first half of 2005 increased $32.8 million, or 42.3%, compared to the first half of 2004. Acquisitions contributed approximately $11.9 million to the increase in operating revenue for the first half of 2005 and the recognition of deferred revenue from terminated servicing contracts in the Company’s tax and flood business contributed approximately $32.7 million to the increase in operating revenue for the first half of 2005. These increases were partially offset by lower volume in the credit services business and lengthening of estimated loan lives in the tax and flood business.

Corporate and Other – Operating revenue in Corporate and Other increased by approximately $13.7 million, or 100.0% percent in second quarter 2005 over second quarter 2004. Acquisitions contributed approximately $10.1 million to the increase in operating revenue for second quarter 2005. The remaining increase was due primarily to an increase in the revenue related to the commercial assessment business. Operating revenue in the Corporate and Other segment for the first half of 2005 increased $25.4 million, or 110.9%, compared to the first half of 2004. Acquisitions contributed approximately $19.6 million and the remaining increase was due primarily to an increase in the revenue related to the commercial appraisal and assessment business.

Investment and Other Income

Investment and other income increased $3.4 million, or 19.9%, in second quarter 2005 and $7.0 million, or 20.8 percent, in the first half of 2005. The Financial Services segment generated $1.7 million and $3.2 million of additional investment income for the quarter and six months ended June 30, 2005 compared to the quarter and six months ended June 30, 2004, which was due to an increase in the portfolio of loans receivable and investments. The remaining increase was due to higher interest income for the quarter and six months ended June 30, 2005 over the comparable prior periods related to yields and higher invested balances on the Company’s remaining investment portfolio.

Net Realized Investment Gains

Net realized investment gains were $0.3 million in second quarter 2005 compared to $1.1 million in second quarter 2004 and $1.1 million in the first half of 2005 compared to $4.2 million in the first half of 2004. The decrease in second quarter 2005 was primarily due to the reallocation of the investment portfolio during second quarter 2004.

Salaries and Employee Benefits

The following table provides a summary of the Company’s salary and employee benefit costs for the three and six-month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005	%	2004	%
	(Dollars in millions)
Title Insurance	$244.6	86.5%	$225.1	87.8%
Lender Services	19.0	6.7	16.1	6.3
Financial Services	0.6	0.2	0.5	0.2
Corporate and Other	18.7	6.6	14.7	5.7

Total	$282.9	100.0%	$256.4	100.0%

	Six Months Ended June 30,
	2005	%	2004	%
	(Dollars in millions)
Title Insurance	$456.0	86.0%	$410.8	87.4%
Lender Services	38.2	7.2	31.6	6.7
Financial Services	1.2	0.2	1.0	0.2
Corporate and Other	34.8	6.6	26.8	5.7

Total	$530.2	100.0%	$470.2	100.0%

Title Insurance – Title Insurance salary and employee benefit costs increased by $19.5 million, or 8.7%, in second quarter 2005 over second quarter 2004. The addition of personnel as the result of acquisitions increased salary and employee benefit costs by $4.2 million. Average Full Time Equivalent (“FTE”) counts for the Title Insurance segment were 10,975 (including 251 related to acquisitions) in second quarter 2005 versus 10,205 in second quarter 2004. Salary and benefit costs increased by $45.2 million, or 11.0%, in the first half of 2005 over the first half of 2004. FTEs for the Title Insurance segment were 10,630 (including 554 related to acquisitions) in the first half of 2005 versus 9,945 in the first half of 2004. The impact of acquisitions increased salary and benefit costs by $24.6 million in the first half of 2005. The remaining increase in salary and employee benefit costs was due to the increase in open orders in second quarter 2005.

Lender Services – Lender Services salary and employee benefit costs increased by $2.9 million in second quarter 2005 compared to second quarter 2004 and $6.6 million in the first half of 2005 compared to the first half of 2004. Incremental compensation expense from acquisitions was approximately $3.1 million in second quarter 2005 and $6.1 million in the first half of 2005.

Financial Services – Financial Services salary and employee benefits increased by $0.1 million in second quarter 2005 and $0.2 million in the first half of 2005 over the comparable periods in 2004. This increase was primarily due to additional staffing requirements resulting from business growth.

Corporate and Other – Corporate and Other salary and employee benefit costs increased $4.0 million, or 27.2% in second quarter 2005 over second quarter 2004 and $8.0 million, or 29.9% in the first half of 2005 over the first half of 2004. Incremental compensation expense from acquisitions was approximately $2.9 million in second quarter 2005 and $6.0 million in the first half of 2005. The remaining increase in salary and employee benefit costs for second quarter 2005 and the first half of 2005 was related to the increased volume in the assessment business.

Agent Commissions

The following table provides a summary of agent commissions and related revenue in the Title Insurance segment for the three and six-month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in millions)
Agent commissions	$371.6	$356.2	$696.2	$699.1
Agent revenue	$464.2	$446.8	$871.1	$873.1
% Retained by agents	80.1%	79.7%	79.9%	80.1%

The commission rate varies by the geographic area in which the commission was paid and by individual agent agreement.

Provision for Policy and Contract Claims for Title Insurance

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

Throughout 2004, claims associated with policies issued by the Company between 2000 and 2002 appear to have a trend of being higher than the Company’s historical trends. As a result, the Company increased its reserves associated with those policy issue years. This trend has been mitigated somewhat by decreased claim activity in policies issued during the 1990s, where claims appear to be below historical rates. The Company believes that such decreases have been due, in part, to refinance activity in those and recent years which has resulted in the Company reducing claims reserves. Trends experienced with each of the policy issue years, with the exception of 2004, continued during second quarter 2005.

During the first half of 2005, the Company’s loss experience was negatively impacted by a large claim of approximately $7.4 million related to a policy issued in 2004. While a reserve for a portion of this claim had been provided for at the end of 2004, the Company was required to provide additional reserves to mitigate the impact that this claim had on overall loss reserves. Since there is an extended time period for which the Company is liable, slight changes in current claims experience can result in a significant impact in the amount of liability required for potential Incurred But Not Reported (“IBNR”) claims. The Company, based on its review of the underlying claims data and trends therein, has provided for claims losses using approximately 5.9% and 5.5% of title insurance revenue for the first half of 2005 and 2004, respectively. The Company believes that it has reserved appropriately for all reported and IBNR claims at June 30, 2005 based on the results of the actuarial evaluation and evaluation of any known trend.

Exit and Termination Costs

The Company incurred exit and termination costs on a pretax basis of $3.5 million in second quarter 2004 and $5.4 million in the first half of 2004 associated with its facility consolidation and rationalization program. For further details, see Note 7 “Exit and Termination Charges” of the Notes to Consolidated Financial Statements in Part I, Item I of this report.

Amortization

Amortization expense increased by $2.1 million in second quarter 2005 compared to second quarter 2004 and by $4.4 million in the first half of 2005 compared to the first half of 2004 as the result of the acquisitions made in 2005 and 2004. During 2005 and 2004, the Company acquired businesses with an initial purchase price of $194.1 million. The Company is amortizing the intangible assets acquired as part of these businesses over their estimated useful lives.

Interest Expense

Interest expense increased by $1.1 million in second quarter 2005 compared to second quarter 2004 and by $3.2 million in the first half of 2005 compared to the first half of 2004. The increase was primarily related to increases in interest-bearing deposits and borrowings at Centennial Bank and convertible debt issued in May 2004. The Company anticipates that interest expense will continue to exceed prior period levels throughout 2005.

Premium Taxes

Insurance companies are generally not subject to state income or franchise taxes. However, they are subject to a “premium tax” on certain operating revenue, depending on the state. The tax rates and amounts that are subject to tax vary from state to state. Premium taxes as a percentage of total title insurance revenue were approximately 1.3% in the second quarters and six months ended June 30, 2005 and 2004.

General, Administrative and Other

The following table provides a summary of the Company’s general, administrative and other costs for the three and six-month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005	%	2004	%
	(Dollars in millions)
Title Insurance	$153.4	77.5%	$106.5	75.5%
Lender Services	20.7	10.5	17.4	12.3
Financial Services	0.6	0.3	0.5	0.4
Corporate and Other	23.1	11.7	16.6	11.8

Total	$197.8	100.0%	$141.0	100.0%

	Six Months Ended June 30,
	2005	%	2004	%
	(Dollars in millions)
Title Insurance	$256.2	75.7%	$204.1	75.5%
Lender Services	39.3	11.6	35.0	12.9
Financial Services	0.9	0.3	1.1	0.4
Corporate and Other	42.0	12.4	30.2	11.2

Total	$338.4	100.0%	$270.4	100.0%

Title Insurance – Title Insurance general and administrative expenses increased by $46.9 million, or 44.0%, in second quarter 2005 over second quarter 2004 and $52.1 million, or 25.5%, in the first half of 2005 over the first half of 2004. Of this increase, incremental costs from acquisitions contributed $1.3 million for second quarter 2005 and $6.2 million for the first half of 2005. The change in general and administrative expenses was primarily related to an increase in legal costs of $33.8 million and $35.1 million for the quarter and first half of 2005 over the corresponding periods in 2004 and increased data processing, communication and promotional costs as the Company increases its focus on sales and technology initiatives. The increased legal costs include previously announced charges for legal reserves for regulatory matters of $19.0 million and settlement of a class action lawsuit for $10.3 million.

Lender Services – Lender Services general and administrative expenses increased by $3.3 million in second quarter 2005 and $4.3 million in the first half over the comparable periods in 2004. These increases were primarily due to the acquisitions.

Financial Services – Financial Services general and administrative costs increased by $0.1 million in second quarter 2005 over second quarter 2004 and decreased by $0.2 million in the first half of 2005 over the first half of 2004. The decrease for the first half of 2005 was due to lower levels of loan loss provisions.

Corporate and Other – Corporate and Other general and administrative expenses increased by $6.5 million, or 39.2%, in second quarter 2005 over the comparable period in 2004 and $11.8 million, or 39.1%, in first half of 2005 over the comparable period in 2004. The increase was primarily related to acquisitions and increased legal costs.

Operating Income

Title Insurance – Pretax earnings for the Title Insurance segment were $62.9 million in second quarter 2005 compared to $113.3 million in second quarter 2004 and $108.1 million in first half of 2005 compared to $160.1 million in first half of 2004. Pretax earnings for the quarter ended June 30, 2005 were negatively impacted by higher legal costs over the comparable prior year periods. Pretax earnings for the six months ended June 30, 2005 were negatively impacted by higher claims provisions and legal costs over the comparable prior year periods.

Lender Services – The Lender Services segment had pretax earnings of $3.3 million in second quarter 2005 compared to $0.8 million for second quarter 2004 and $25.8 million in the first half of 2005 compared to $4.6 million for the first half of 2004. The increase in pretax earnings was due to the recognition of net revenue deferrals of approximately $6.9 million and $32.7 million for the quarter and six months ended June 30, 2005, respectively, related to customer losses in the tax and flood business. The Company evaluates the results of its Lender Services segment on the basis of pretax income before net revenue deferrals and amortization (“PRBDA”). Adjusted operating revenue represents operating revenue adjusted for the impact of net revenue deferrals. PRBDA margin represents PRBDA divided by operating revenue adjusted for net revenue deferrals. PRBDA and PRBDA margin are not measures of performance defined by GAAP and should not be considered in isolation or as a substitute for operating income or cash flows provided by operating activities, which have been prepared in accordance with GAAP. PRBDA and PRBDA margin, as presented, may not be comparable to the calculation of similar titled measures reported by other companies. We believe that PRBDA and PRBDA margins provide useful information to investors because they are indicators of operating and cash flow performance for those businesses where we have life of loan servicing requirements, which have been burdened in the short run with amortization expense related to intangibles acquired with the businesses. While amortization expense is an operating expense under GAAP, these expenses represent the non-current allocation of intangible assets acquired in prior periods. Additionally, while net revenue deferrals are a reduction of revenue and profits in the current period, these reductions represent a non-cash allocation of revenue to future periods for ongoing monitoring of certain of the Company’s flood and tax servicing products. Reconciliations of these financial measures to Lender Services operating results are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in millions)
Operating revenue	$46.8	$37.4	$110.4	$77.6
Change in net revenue deferrals	4.0	9.7	(11.3)	10.9

Adjusted operating revenue	50.8	47.1	99.1	88.5

Pretax earnings	3.3	0.8	25.8	4.6
Change in net revenue deferrals	4.0	9.7	(11.3)	10.9
Add amortization expense	3.8	3.3	7.6	6.6

PRBDA	$11.1	$13.8	$22.1	$22.1

PRBDA to adjusted operating revenue margin	21.9%	29.3%	22.3%	25.0%

PRBDA was $11.1 million for second quarter 2005, a $2.7 million decrease from second quarter 2004, and $22.1 million for the first half of 2005 and 2004. Net revenue deferrals included customer terminations in the tax and flood business of $6.9 million in second quarter 2005 and $32.7 million in the first half of 2005.

At the end of second quarter 2005, deferred revenue for Lender Services was $175.9 million, which will be recognized as income in future periods.

Financial Services – Pretax earnings for the Financial Services segment were $2.8 million in second quarter 2005 compared to $2.3 million in second quarter 2004. Pretax earnings were $5.7 million in the first half of 2005 compared to $4.5 million in the first half of 2004. This increase was due to growth of the loans receivable and investment portfolio, which exceeded the increase in its interest bearing liabilities.

Income Taxes

The Company’s effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 40.2% for the first half of 2005 and 35.2% for the first half of 2004. The difference in the effective tax rate was due primarily to changes in the ratio of permanent differences to income before taxes and the mix of state taxes related to the Company’s non-insurance subsidiaries. The Company expects the annual effective tax rate to be 38.1% for 2005.

Net Income

The Company reported net income of $27.6 million or $1.56 per share on a diluted basis for second quarter 2005, compared to a net income of $61.5 million or $3.32 per share on a diluted basis for second quarter 2004. The Company reported net income of $57.9 million or $3.25 per share on a diluted basis for first half 2005, compared to a net income of $82.4 million or $4.41 per share on a diluted basis for first half 2004.

Liquidity and Capital Resources

Cash provided by operating activities was $121.5 million for first half 2005 and $134.8 million for first half 2004. The principal non-operating uses of cash for the six-month periods ended June 30, 2005 and 2004 were acquisitions, capital expenditures, additions to the investment portfolio, loans receivable and the repurchase of common stock. At June 30, 2005, the Company held cash of $78.0 million and investments including short-term investments and fixed-maturity securities of $1,489.7 million.

The Company completed acquisitions totaling approximately $25.7 million during first half 2005 and $105.7 million during first half 2004. The 2005 and 2004 purchases were funded through cash from operations. The Company will continue to selectively evaluate additional acquisitions should attractive candidates be identified.

In April 2005, the Company filed a shelf registration on Form S-3 to register up to $400.0 million of its debt and/or equity securities for issuance from time to time as market conditions permit and Company financing needs arise.

In February 2004, the Board of Directors approved a one-year authorization program allocating $50.0 million to repurchase up to 1.25 million shares or 7% of the Company’s existing common stock over the following twelve months. During the first three quarters of 2004, the Company repurchased the entire 1.25 million authorized shares of the Company’s common stock at an average price of $39.44 per share. In December 2004, the Board of Directors approved a program expiring February 2006 which authorized the Company to repurchase up to 1.0 million additional shares at a cost not to exceed $60.0 million. During the first two quarters of 2005, the Company repurchased approximately 170,400 shares for $9.1 million at an average price of $53.23 per share.

The Company’s industrial loan bank maintains an allowance for loan losses related to its loans receivable. During second quarter 2005, the Company did not experience a significant change in the underlying components of the allowance for loan losses or the balance in total. There have been no significant changes in the underlying rationale for management’s provision for loan losses or significant changes in asset quality.

Interest Rate Risk

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For investment securities, the table presents principal cash flows and related weighted interest rates by expected maturity dates. Actual cash flows could differ from the expected amounts.

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

(Dollars in millions)

	2005	2006	2007	2008	2009	2010 and After	Total	Fair Value
Assets:
Taxable available-for-sale securities:
Book value	$21.5	$56.6	$56.2	$71.8	$69.6	$402.7	$678.4	$691.3
Average yield	5.7%	4.7%	4.3%	4.2%	4.6%	5.2%	4.9%
Non-taxable available-for-sale securities:
Book value	13.7	14.8	11.0	29.9	17.7	353.2	440.3	458.7
Average yield	4.0%	3.9%	4.3%	4.2%	4.2%	4.3%	4.3%
Loans Receivable*
Book Value	1.9	2.5	0.8	2.2	4.8	378.6	390.6	389.6
Average Yield	10.1%	9.5%	9.5%	6.8%	7.7%	6.7%	6.7%
Preferred stock:
Book value						8.1	8.1	8.2
Average yield						3.2%	3.2%

*	Excludes reserves, discounts and other costs.

The Company has long-term debt of $472.9 million bearing interest at a weighted average rate of 4.90% at June 30, 2005. Additionally, the Company has passbook and certificate of deposit liabilities of $414.0 million bearing interest rate at an average rate of 3.33% at June 30, 2005.

Regulatory Investigations and Inquiries

The Company has received certain information requests and subpoenas from various state regulatory authorities relating to investigations of the business practices of the Company and the title insurance industry.

In 2004, the Office of the Attorney General of the State of New York (“NYAG”) initiated an investigation into the business practices of companies engaged in the title insurance business. The Company has received subpoenas and supplemental requests from the NYAG seeking information and documents related to its investigation of certain industry business practices, including, among other things, competitive market practices, the compensation of title insurance agents and producers by underwriters and captive reinsurance arrangements. The insurance department of the State of New York is also examining the Company’s reinsurance arrangements.

In addition, the insurance departments of various states have been making inquiries into the title industry’s business practices. The Company has received letters of inquiry from the insurance departments of the states of North Carolina and Pennsylvania as part of their review of competitive market practices and agent compensation in the title insurance industry. The Company has received letters of inquiry from the Connecticut department of insurance seeking information on the Company’s agent and producer commission practices and captive reinsurance arrangements. The Hawaii insurance division has issued letters of inquiry to the Company to review the relationship between the Company, its producers and other participants in the real estate industry. The California department of insurance is conducting examinations of the Company’s adherence to filed premium rates and claims handling practices, is reviewing the Company’s captive reinsurance arrangements and has requested information on community development and investment and the Company’s California title plants. The Company reached an agreement with the California department of insurance to settle the captive reinsurance and other regulatory matters. The Tennessee department of insurance has issued a requirement for the submission of an attestation regarding any finite reinsurance arrangements of the Company in that state. In connection with its bi-annual rate hearing, the Company has received subpoenas from the Texas department of insurance seeking information regarding business practices that may have the effect of raising prices to Texas consumers.

Additional states are specifically investigating captive reinsurance arrangements in the title insurance industry and the Company has received inquiries regarding those arrangements, in addition to those described above, from the Colorado state attorney general and ten state departments of insurance. During the period from the Company’s inception of its captive reinsurance programs in 1997 through 2004, reinsurance premiums paid by the Company to the reinsurers have totaled approximately $12 million. In February 2005, the Company announced that it intended to terminate its captive reinsurance arrangements despite its belief that it had operated the programs in accordance with applicable law. The revenues from these programs were not material to the Company’s results of operations.

In June 2005, the Company established reserves of $19.0 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes the settlement with the California department of insurance.

The Company may receive additional subpoenas and/or requests for information in the future from attorneys general and/or insurance departments of other states. The Company will evaluate, and intends to cooperate in connection with, all such subpoenas and requests.

Based on the information known to management at this time, it is not possible to predict the outcome of the governmental inquiries and investigations into the title insurance industry’s business practices or the market’s response thereto. However, any material change in the Company’s business practices may have an adverse effect on its results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective as of the end of such period. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 5 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements filed as Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

c)	The following table sets forth the details of purchases of common stock under the share-repurchase program and the Executive Voluntary Deferral Plan and Outside Directors Deferral Plan that occurred in second quarter 2005:

Calendar Month for which Shares Were Repurchased	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 2005	—	$—	—	1,692,445
May 2005	163,400	$53.37	163,400	1,529,045
June 2005	7,000	$55.99	7,000	1,522,045

(1)	The share repurchases in the above table are the result of two employee benefit plans and one publicly announced share purchase plan (the “2005 Plan”).

(2)	The 2005 Plan was announced by the Company in December 2004 and provides for the purchase of up to 1.0 million shares or $60.0 million. This Plan will expire in February 2006 and replaces a similar plan established by the Board in February 2004.

(3)	Purchases other than the 2005 Plan were made on behalf of a trust maintained by the Company for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. For additional information on these plans, see the Notes to the Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	The Annual Meeting of Shareholders of the Company (the “Meeting”) was held on May 17, 2005.

c)	At the Meeting, the shareholders elected five directors to serve three-year terms. The voting with respect to each nominee was as follows:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Gale L. Caruso	15,666,191	1,402,395	0
Robert F. Norfleet, Jr.	15,500,324	1,568,262	0
Julious P. Smith, Jr.	15,239,492	1,829,094	0
Thomas G. Snead, Jr.	15,655,101	1,413,485	0
Eugene P. Trani	15,482,830	1,585,756	0

The terms of office of the following directors continued after the meeting: Janet A. Alpert, Theodore L. Chandler, Jr., Michael Dinkins, Charles H. Foster, Jr., John P. McCann, Robert T. Skunda and Marshall B. Wishnack.

The shareholders also approved the Corporation’s 423 Employee Stock Purchase Plan as noted below:

423 Employee Stock Purchase Plan
Votes For	13,988,037
Votes Against	935,114
Abstain	91,240
Broker Non-Votes	2,054,195

Additionally, at the Meeting the shareholders approved the Corporation’s Executive Officer Incentive Plan. The voting with respect to this plan is as noted below:

Executive Officer Incentive Plan
Votes For	12,069,178
Votes Against	2,783,811
Abstain	161,402
Broker Non-Votes	2,054,195

Finally, at the Meeting the shareholders ratified Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2005 fiscal year as noted below:

Appointment of Independent Auditors
Votes For	16,952,594
Votes Against	73,433
Abstain	42,559
Broker Non-Votes	0

No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.	Document
10.1	Form of LandAmerica Financial Group, Inc. Non-Employee Director Restricted Stock Agreement, dated May 18, 2005, with Schedule of Grantees

10.2	LandAmerica Financial Group, Inc. Executive Officer Incentive Plan, incorporated by reference to Appendix B of the Registrant’s 2005 Definitive Proxy Statement filed with the Securities and Exchange Commission on April 7, 2005

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDAMERICA FINANCIAL GROUP, INC.
(Registrant)

Date: August 2, 2005	/s/ Christine R. Vlahcevic
Christine R. Vlahcevic
Senior Vice President – Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
10.1	Form of LandAmerica Financial Group, Inc. Non-Employee Director Restricted Stock Agreement, dated May 18, 2005, with Schedule of Grantees

10.2	LandAmerica Financial Group, Inc. Executive Officer Incentive Plan, incorporated by reference to Appendix B of the Registrant’s 2005 Definitive Proxy Statement filed with the Securities and Exchange Commission on April 7, 2005

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350