Form 10-Q
period 2005-09-30
LANDAMERICA FINANCIAL GROUP INC
filed 2005-11-02
CIK 877355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	17,425,144	October 27, 2005

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30,	December 31,
ASSETS	2005	2004

INVESTMENTS:
Fixed maturities available-for-sale - at fair value (amortized cost: 2005- $1,087.3; 2004 - $1,075.8)	$1,102.1	$1,113.3
Equity securities - at fair value (cost: 2005 - $91.6; 2004 - $31.4)	101.3	42.1
Federal funds sold	6.4	4.5
Short term investments	452.2	276.4

Total Investments	1,662.0	1,436.3

CASH	81.9	73.0

LOANS RECEIVABLE	398.8	344.6

ACCRUED INTEREST RECEIVABLE	20.7	16.4

NOTES AND ACCOUNTS RECEIVABLE
Notes (less allowance for doubtful accounts: 2005 - $4.1; 2004 - $4.1)	13.4	16.5
Trade accounts receivable (less allowance for doubtful accounts: 2005 - $8.7; 2004 - $8.2)	129.9	111.3

Total Notes and Accounts Receivable	143.3	127.8

TAXES RECEIVABLE	-	12.2

PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation and amortization: 2005 - $203.9; 2004 - $202.7)	110.7	106.1

TITLE PLANTS	94.0	93.9

GOODWILL	582.7	568.5

INTANGIBLE ASSETS (less accumulated amortization 2005 - $54.8; 2004 - $32.5)	165.2	213.0

DEFERRED INCOME TAXES	143.7	149.5

OTHER ASSETS	168.8	148.7

Total Assets	$3,571.8	$3,290.0

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30,	December 31,
LIABILITIES	2005	2004

POLICY AND CONTRACT CLAIMS	$762.9	$715.5

DEPOSITS	522.5	373.1

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	349.1	329.1

NOTES PAYABLE	468.0	465.4

DEFERRED SERVICE ARRANGEMENTS	206.5	202.4

OTHER	65.8	53.4

Total Liabilities	2,374.8	2,138.9

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2005 - 17,599,744; 2004 - 17,962,527	462.0	491.5

Accumulated other comprehensive loss	(33.1)	(17.6)

Retained earnings	768.1	677.2

Total Shareholders’ Equity	1,197.0	1,151.1

Total Liabilities and Shareholders’ Equity	$3,571.8	$3,290.0

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUE
Operating revenue	$1,021.2	$858.2	$2,792.2	$2,521.9
Investment and other income	22.4	18.3	63.0	51.9
Net realized investment gains	1.9	-	3.0	4.2
	1,045.5	876.5	2,858.2	2,578.0
EXPENSES
Agents’ commissions	402.7	366.1	1,098.9	1,065.2
Salaries and employee benefits	293.1	248.8	823.3	719.0
General, administrative and other	165.5	140.3	503.9	416.1
Provision for policy and contract claims	55.4	45.7	155.5	131.4
Premium taxes	12.2	9.9	32.5	30.4
Interest expense	8.8	6.4	24.8	19.2
Amortization of intangibles	7.6	7.0	22.3	17.3
Write off of intangible and other long-lived assets	37.6	-	37.6	-
	982.9	824.2	2,698.8	2,398.6
INCOME BEFORE INCOME TAXES	62.6	52.3	159.4	179.4

INCOME TAX EXPENSE	21.0	18.8	59.9	63.5

NET INCOME	$41.6	$33.5	$99.5	$115.9

NET INCOME PER COMMON SHARE	$2.37	$1.90	$5.63	$6.36

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17.6	17.7	17.7	18.2

NET INCOME PER COMMON SHARE ASSUMING DILUTION	$2.31	$1.88	$5.56	$6.31

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ASSUMING DILUTION	18.0	17.8	17.9	18.4

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.15	$0.48	$0.35

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In millions)
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$99.5	$115.9
Depreciation and amortization	44.2	36.5
Amortization of bond premium	5.0	5.8
Write off of intangible and other long-lived assets	37.6	-
Net realized investment gains	(3.0)	(4.2)
Deferred income tax benefit	(17.8)	(17.2)
Change in assets and liabilities, net of businesses acquired:
Accounts and notes receivable	(16.0)	(10.3)
Income taxes receivable/payable	49.2	28.6
Accounts payable and accrued expenses	19.5	(43.6)
Policy and contract claims	47.5	39.6
Deferred service arrangements	4.1	19.8
Other	(2.3)	0.1
Net cash provided by operating activities	267.5	171.0
Cash flows from investing activities:
Purchase of property and equipment, net	(24.9)	(20.0)
Purchase of business, net of cash acquired	(26.7)	(131.1)
Investments in unconsolidated subsidiaries	(11.1)	(16.9)
Change in cash surrender value of life insurance	(1.6)	(1.8)
Change in short-term investments	(175.9)	(32.5)
Cost of investments acquired:
Fixed maturities	(287.6)	(394.9)
Equity securities	(69.5)	(13.8)
Proceeds from investment sales or maturities:
Fixed maturities	272.3	331.7
Equity securities	12.1	11.9
Net change in federal funds sold	(1.9)	(9.0)
Change in loans receivable	(55.1)	(69.8)
Net cash used in investing activities	(369.9)	(346.2)
Cash flows from financing activities:
Net change in deposits	149.4	114.3
Proceeds from the exercise of options and incentive plans	6.4	6.5
Sale of stock warrants	-	22.5
Purchase of bond hedge call options	-	(32.0)
Cost of common shares repurchased	(38.3)	(49.3)
Dividends paid	(8.6)	(6.4)
Proceeds from issuance of notes payable	(21.1)	145.6
Payments on notes payable	23.5	(15.1)
Net cash provided by financing activities	111.3	186.1
Net increase in cash	8.9	10.9
Cash at beginning of period	73.0	52.9
Cash at end of period	$81.9	$63.8

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amounts	Income (Loss)	Earnings	Equity

BALANCE - December 31, 2003	18.8	$520.9	$(16.5)	$540.1	$1,044.5

Comprehensive income:
Net income	-	-	-	115.9	115.9
Other comprehensive income:
Net unrealized losses on securities, net of tax benefit of $1.8	-	-	(3.1)	-	(3.1)
Minimum pension liability adjustment net of tax expense of $1.9	-	-	3.3	-	3.3
					116.1
Purchase of call options, net of tax benefit of $11.2	-	(20.8)	-	-	(20.8)
Sale of common stock warrants	-	22.5	-	-	22.5
Common stock retired	(1.2)	(49.3)	-	-	(49.3)
Stock option and incentive plans	0.2	9.7	-	-	9.7
Common dividends ($0.35/share)	-	-	-	(6.4)	(6.4)

BALANCE - September 30, 2004	17.8	$483.0	$(16.3)	$649.6	$1,116.3

BALANCE - December 31, 2004	18.0	$491.5	$(17.6)	$677.2	$1,151.1

Comprehensive income:
Net income	-	-	-	99.5	99.5
Other comprehensive income:
Net unrealized losses on securities, net of tax benefit of $8.2	-	-	(15.5)	-	(15.5)
					84.0
Purchase of call options, net of tax	-	(0.7)	-	-	(0.7)
Common stock retired	(0.7)	(38.3)	-	-	(38.3)
Stock option and incentive plans	0.3	9.5	-	-	9.5
Common dividends ($0.48/share)	-	-	-	(8.6)	(8.6)

BALANCE - September 30, 2005	17.6	$462.0	$(33.1)	$768.1	$1,197.0

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K of LandAmerica Financial Group, Inc. for the year ended December 31, 2004. In the opinion of management, all adjustments (including normal and recurring adjustments) considered necessary for fair presentation of this information have been reflected. See Note 7 for further details regarding write off of intangible and other long-lived assets. Operating results for the interim periods are not necessarily indicative of results for a full year.

When used in these notes, the terms “LandAmerica,”“we,”“us” or “our” mean LandAmerica Financial Group, Inc. and all entities included in our consolidated financial statements.

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

Stock-Based Compensation

Our stock-based compensation plans include stock options and equity-based compensation and are valued using the intrinsic value method of accounting for stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense has been recognized for our stock options since all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following table presents on a pro forma basis the compensation expense, and related effect on earnings, for our stock option plans if the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, had been applied, versus the reported intrinsic value method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In millions, except per share amounts)

Net income, as reported	$41.6	$33.5	$99.5	$115.9
Add: Stock-based employee compensation included in reported net income, net of related tax effects	0.8	0.7	2.0	2.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.8)	(0.8)	(2.1)	(2.6)
Pro forma net income	$41.6	$33.4	$99.4	$115.4
Earnings per share:
Basic - as reported	$2.37	$1.90	$5.63	$6.36
Basic - pro forma	$2.36	$1.89	$5.63	$6.33

Diluted - as reported	$2.31	$1.88	$5.56	$6.31
Diluted - pro forma	$2.31	$1.87	$5.54	$6.27

2.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions, except per share amounts)
Numerator:
Net income - numerator for earnings per share	$41.6	$33.5	$99.5	$115.9

Denominator:
Weighted average shares - denominator for basic earnings per share	17.6	17.7	17.7	18.2

Effect of dilutive securities:
Employee stock options	0.2	0.1	0.2	0.2
Convertible debt	0.2	-	-	-

Denominator for diluted earnings per share	18.0	17.8	17.9	18.4

Basic earnings per common share	$2.37	$1.90	$5.63	$6.36

Diluted earnings per common share	$2.31	$1.88	$5.56	$6.31

3.	INVESTMENTS

We owned a total of 734 securities which had unrealized losses at September 30, 2005 due primarily to an increase in interest rates. The duration of these securities range from one year to thirty years. We owned 70 securities that have been in a loss position for more than twelve months, all of which are investment grade long-term bonds and notes that management has the intent and ability to hold to maturity. These securities had an aggregate unrealized loss of $1.6 million at September 30, 2005.

We have concluded that none of the available-for-sale securities with unrealized losses at September 30, 2005 has experienced an other-than temporary impairment. This conclusion was based on a number of factors including: (1) there were no securities with fair values less than 80% of amortized cost at September 30, 2005, (2) there were no securities rated below investment grade, and (3) there were no securities for which fair value had been significantly below amortized cost for a period of six months or longer.

Investments totaling $29.0 million are held on deposit with various state regulatory entities and are not available for use in operations.

4.	PENSIONS AND OTHER POST-RETIREMENT BENEFITS

The following presents the estimated net pension expense recorded in the financial statements for each of the three and nine-month periods ended September 30, 2005, and 2004. The 2005 information is based on preliminary data provided by our independent actuaries. The amounts are as follows:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(In millions)
Components of net pension expense:
Service cost	$-	$3.1	$0.2	$0.2
Interest cost	3.6	3.8	0.7	0.9
Expected return on plan assets	(3.9)	(4.3)	-	-
Amortization of unrecognized transition obligation	-	-	0.3	0.3
Prior service cost recognized	-	(0.4)	0.2	0.1
Recognized loss	0.9	1.3	-	-
Loss recognized due to settlements	1.3	-	-	-
Net pension expense	$1.9	$3.5	$1.4	$1.5

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(In millions)
Components of net pension expense:
Service cost	$-	$9.4	$0.6	$0.6
Interest cost	10.6	11.3	2.3	2.6
Expected return on plan assets	(11.7)	(13.0)	-	-
Amortization of unrecognized transition obligation	-	-	0.9	0.9
Prior service cost recognized	-	(1.2)	0.4	0.3
Recognized loss	2.9	3.9	-	0.2
Loss recognized due to settlements	3.5	-	-	-
Net pension expense	$5.3	$10.4	$4.2	$4.6

On December 31, 2004, we froze the accumulation of benefits available under our principal deferred pension plan.

Weighted-average assumptions used to determine net cost for each of the three and nine-month periods ended September 30, 2005, and 2004 are as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Discount rate	6.00%	6.00%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.63%	4.63%	4.63%	4.63%

5.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are involved in certain litigation arising in the ordinary course of our businesses. Although the ultimate outcome of these matters cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, we believe, based on current knowledge, that the resolution of these matters will not have a material adverse effect on our financial position or results of operations.

Litigation Not in the Ordinary Course of Business

On May 9, 2000, Romeo Jergess filed a putative class action suit (the “Jergess Suit”) in the United States District Court for the Eastern District of Michigan, Southern Division (Case No. 00-72124) against Transnation Title Insurance Company (“Transnation”), one of our subsidiaries. The suit alleges that Transnation’s rate for an owner’s title insurance policy, charged in accordance with rates for new construction filed with the Insurance Bureau of the State of Michigan, are less than the rate paid by the lender for a simultaneously issued lender’s title insurance policy, and that the lower rate paid by the builder/developer for the owner’s policy involves an illegal kickback for a referral and an illegal splitting of fees in violation of the Real Estate Settlement Procedures Act

(“RESPA”). On April 27, 2001, a similar suit was filed by Elaine Miller (the “Miller Suit”) in the same court (Case No. 01-71647) against Lawyers Title Insurance Corporation (“Lawyers Title”), another one of our subsidiaries. The plaintiffs in both suits seek an unspecified amount of damages equal to three times the amount of the charge for each simultaneously issued lender’s title insurance policy in connection with a new home purchase commencing with the period one year before the filing of each complaint, plus costs, interest and attorneys’ fees. Transnation and Lawyers Title have engaged a forensic accountant to review plaintiffs’ estimate that the charges collected for such policies by Transnation and Lawyers Title from the class as originally defined is approximately $15 million. The Jergess Suit and the Miller Suit were consolidated on July 18, 2002 with cases pending against First American Title Insurance Company and Chicago Title Insurance Company. On December 5, 2002, the court certified a class defined as all individuals who, during the period commencing prior to one year of the filing of the applicable suit and ending on October 30, 2002, purchased a newly constructed one to four family dwelling or condominium and were charged for a lender’s title insurance policy allegedly in violation of RESPA. On February 12, 2003, the United States Court of Appeals for the Sixth Circuit denied Transnation’s and Lawyers Title’s petitions for an interlocutory appeal of the class certification order. On October 30, 2003, the judge ordered that individuals otherwise meeting the class definition, but who closed transactions involving relevant policies between October 31, 2002 through October 30, 2003, would not be subject to a statute of limitations defense raised by Transnation Title or Lawyers Title between October 30, 2003 and October 31, 2004. On October 28, 2004, Transnation and Lawyers Title stipulated to an order that individuals otherwise meeting the class definition, but who closed transactions involving relevant policies between October 31, 2002 through October 30, 2004, would not be subject to a statute of limitations defense raised by Transnation or Lawyers Title between October 30, 2004 and October 31, 2005. The court reserved decision on a motion to proceed to trial with the certified class as originally defined. On January 13, 2005, the court denied Transnation’s and Lawyers Title’s motion to dismiss the case for lack of standing. On February 7, 2005, the court dismissed without prejudice Transnation’s and Lawyers Title’s Motion for Partial Summary Judgment with respect to those members of the class covered by the affiliated business exception under RESPA with the court indicating that the parties could resubmit the motion with additional information. The court has not yet ruled on the parties’ cross Motions for Summary Judgment on Count II of plaintiffs’ complaint alleging an illegal splitting of fees under RESPA. On April 21, 2005, Transnation and Lawyers Title filed various Motions for Summary Judgment and Limine with respect to multiple issues. The parties participated in nonbinding mediation beginning May 3, 2005. On May 19, 2005, Transnation and Lawyers Title entered into a binding Term Sheet to settle the consolidated suits. The terms of the settlement are subject to court approval. If approved, Transnation and Lawyers Title will be obligated to make a single aggregate payment of $10,325,000 into a settlement fund to be established for the benefit of eligible class members. We have established a reserve to cover the anitipated settlement payment. Transnation and Lawyers Title, who did not admit any liability in the settlement, would be required to deposit the settlement funds into escrow within seven days following the issuance of a final order by the court approving the settlement. The parties intend to enter into a final Settlement Agreement that will incorporate the provisions of the Term Sheet. Pursuant to the Term Sheet, the Settlement Agreement will provide for the dismissal with prejudice of all claims by plaintiffs against Transnation and Lawyers Title and a release of all claims by plaintiffs except claims under their title policies.

On June 22, 2004, Gateway Title Company, Inc., Commonwealth Land Title Company, Inc. and LandAmerica Financial Group, Inc. (“Plaintiffs”) filed a Complaint, subsequently amended by a First Amended Complaint filed June 25, 2004, in the Superior Court of California, County of Los Angeles, Central District, against the Mercury Company and its affiliates Financial Title Company, Inc., Alliance Title Company, Inc., Investors Title Company, Inc. and various individuals including Joseph DiChiacchio, our former manager (Case No. BC 317441) (collectively, the “Defendants”). The lawsuit claims substantial monetary and punitive damages for unfair competitive business practices in conjunction with Plaintiffs’ loss of over 300 employees in California, most of which occurred within an approximately twenty-four month period. On August 12, 2004, the Court granted a Temporary Restraining Order, followed by a request for a Preliminary Injunction, which was granted September 27, 2004 against the Defendants based upon a showing of significant likelihood of Plaintiffs prevailing on the merits combined with irreparable harm to Plaintiffs if injunctive relief did not issue. The injunctive relief generally prohibited the solicitation of Plaintiffs’ employees. The preliminary injunctive relief has now expired and discovery and the calculation of damages are underway. On December 13, 2004, Alliance Title Company, Inc., Financial Title Company, Inc., Roberto Olivera and Ray Arias filed a Cross-Complaint for unfair competitive business practices. On December 13, 2004, Mr. DiChiacchio also filed a Cross-Complaint alleging similar claims, including back wages and additional bonus payments. Plaintiffs are disputing and intend to vigorously defend the Cross-Complaints. A mandatory settlement conference was held on August 1, 2005 and voluntary mediation took place on September 7, 2005. A trial date has been set for December 5, 2005. Management believes that damages caused to Plaintiffs by Defendants far exceed any claim of offset raised in the Cross-Complaints.

Regulatory Investigations and Inquiries

We have received certain information requests and subpoenas from various state regulatory authorities relating to investigations of our business practices and the title insurance industry.

In 2004, the Office of the Attorney General of the State of New York (“NYAG”) initiated an investigation into the business practices of companies engaged in the title insurance business. We have received subpoenas and supplemental requests from the NYAG seeking information and documents related to its investigation of certain industry business practices, including, among other things, competitive market practices, the compensation of title insurance agents and producers by underwriters, the payment of potentially illegal rebates and captive reinsurance arrangements. The insurance department of the State of New York is also examining our reinsurance arrangements.

In addition, the insurance departments of various states have been making inquiries into the title industry’s business practices. We have received letters of inquiry from the insurance departments of the states of North Carolina and Pennsylvania as part of their review of competitive market practices and agent compensation in the title insurance industry. The Connecticut department of insurance has issued letters of inquiry to us seeking information on our agent and producer commission practices and captive reinsurance arrangements. We have received letters of inquiry from the Hawaii insurance division to review the relationship between us, our producers and other participants in the real estate industry, including questions about agent commissions and potential illegal rebates. The California department of insurance is conducting examinations of our adherence to filed premium rates, claims handling practices, and captive reinsurance arrangements, has requested information on community development and investment and our California title plants, and has issued a data call. We have also received a request for information on captive reinsurance arrangements from the California department of real estate. On July 20, 2005, we announced that we reached an agreement with the California department of insurance to settle captive reinsurance and other regulatory matters. The Tennessee department of insurance has issued a requirement for the submission of an attestation regarding any finite reinsurance arrangements we may have in that state and a letter of inquiry regarding producer compensation arrangements and competitive market practices. In connection with its bi-annual rate hearing, we have received subpoenas from the Texas department of insurance seeking information regarding business practices, including captive reinsurance, that may have the effect of raising prices to Texas consumers. The Florida department of financial services is inquiring into affiliated business arrangements and has issued a data call. The Washington Insurance Commissioner is undertaking an investigation of captive reinsurance, potential illegal inducements and rebates by title insurance companies, and title insurance rates. The Colorado state attorney general and Colorado department of insurance are investigating captive reinsurance arrangements. The Colorado department of insurance is also investigating affiliated business arrangements. We have received an information request from the Massachusetts Attorney General regarding reinsurance and the title insurance market.

Additional states are specifically investigating captive reinsurance arrangements in the title insurance industry and we have received inquiries regarding those arrangements, in addition to the inquiries described above, from ten state departments of insurance or attorney generals. On September 8, 2005, we announced that we reached an agreement with the Arizona department of insurance to settle the captive reinsurance matter. We have also received a request for information from the U.S. Department of Housing and Urban Development in conjunction with its investigation involving various builders, lenders, and real estate brokers in connection with their participation in captive title reinsurance companies. During the period from the inception of our captive reinsurance programs in 1997 through 2004, we paid reinsurance premiums to the reinsurers totaling approximately $12 million. In February 2005, we announced that we intended to terminate our captive reinsurance arrangements despite our belief that we had operated the programs in accordance with applicable law. The revenues from these programs were not material to our results of operations.

In June 2005, we established reserves of $19 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes the settlement with the California and Arizona departments of insurance.

We may receive additional subpoenas and/or requests for information in the future from state or federal government agencies. We will evaluate, and intend to cooperate in connection with, all such subpoenas and requests.

Based on the information known to management at this time, it is not possible to predict the outcome of the governmental inquiries and investigations into the title insurance industry’s business practices or the market’s response thereto. However, any material change in our business practices may have an adverse effect on our results of operations.

Other Commitments and Contingencies

We had guarantees of indebtedness of others of approximately $4.1 million at September 30, 2005 and $4.4 million at December 31, 2004.

Our bank subsidiary regularly commits to fund loans.  The amount of such commitment was not material as of September 30, 2005.

6.	SHAREHOLDERS’ EQUITY

In February 2004, the Board of Directors approved a one-year authorization program allocating $50.0 million to repurchase up to 1.25 million shares or 7% of our existing common stock over the following twelve months. During the first three quarters of 2004, we repurchased the entire 1.25 million authorized shares of common stock at an average price of $39.44 per share. In December 2004, the Board of Directors approved a program expiring February 2006 that authorized us to repurchase up to 1.0 million additional shares at a cost not to exceed $60.0 million. During the first three quarters of 2005, we repurchased approximately 650,400 shares for $38.3 million at an average price of $58.87 per share.

In October 2005, the Board of Directors approved a program expiring July 2007 to repurchase up to an additional 1.25 million shares of our outstanding common stock.

7.    WRITE OFF OF INTANGIBLE AND OTHER LONG-LIVED ASSETS

Effective October 2005, LandAmerica Tax and Flood Services, Inc. (“LATF”), one of our wholly-owned subsidiaries, will not provide future tax services to one of its largest tax and flood customers in two states, California and Colorado, but will continue to manage that customer’s tax and flood services portfolio in 23 states in the western United States.

As a result of the loss of business, we conducted an impairment test of LATF’s long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, using estimated future cash flows. Additionally, we conducted an impairment test of LATF’s goodwill intangible in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, using cash flow analysis which projects the future cash flows produced by the reporting unit and discounted to the present value. On October 7, 2005, we determined that LATF’s customer relationship intangible was impaired by $37.6 million and we reflected this impairment in our results of operations for the three and nine-month periods ended September 30, 2005. In addition, we determined that LATF’s goodwill balance of $188.0 million was not impaired. We do not expect that the impairment charge will result in future cash expenditures.

8.	EXIT AND TERMINATION CHARGES

During 2004, we announced a facility consolidation and rationalization plan to reduce expenses as a result of a change in the business environment. As a result, we closed 61 facilities. In connection with these programs, we incurred $6.5 million of exit costs as of December 31, 2004 which are included in general, administrative and other expenses. These charges are primarily attributable to title operations. These costs were comprised of $4.9 million related to lease termination, $1.2 million of severance and $0.4 million of other miscellaneous exit costs. Of the $6.5 million in accruals, $5.9 million had been paid prior to September 30, 2005. The remaining balance is expected to be substantially paid by the end of 2005.

9.	SEGMENT INFORMATION

We are engaged, through our subsidiaries, in the business of providing title insurance as well as a broad array of real estate transaction-related services. We have three reporting segments that fall within three primary business segments, Title Operations, Lender Services and Financial Services. The remaining immaterial reportable segments have been combined into a group called Corporate and Other.

Title Operations includes residential and commercial title insurance policies, escrow and closing services, commercial real estate services, and other real estate transaction management services.

Lender Services provides services consisting primarily of real estate tax processing, flood zone certifications, mortgage loan subservicing, consumer mortgage credit reporting and default management services.

Financial Services consists of Orange County Bancorp and its wholly-owned subsidiary, Centennial Bank, a California industrial bank acquired in November 2003. This business was included in Corporate and Other in 2004; prior year amounts have been restated to conform to current year presentation.

Corporate and Other includes Buyers Home Warranty Company, a residential home warranty company acquired in August 2004, residential inspection and commercial appraisals and assessments, as well as the unallocated portion of the corporate expenses related to our corporate offices in Richmond, Virginia and unallocated interest expense.

We provide title services through direct operations and agents throughout the United States and offer tax related services and appraisal services nationwide.  We also offer title insurance in Mexico, Europe, Canada, the Caribbean and Latin America. Our international operations account for less than one percent of income before income taxes.

The following table provides selected financial information about our operations by segment for the three and nine-month periods ended September 30, 2005, and 2004:

	Three Months Ended September 30,
	(In millions)
	Operating Revenue	Salaries and Employee Benefits	Depreciation	Amortization of Intangible Assets	Income Before Taxes
2005
Title Operations	$955.6	$255.4	$5.4	$2.9	$118.1
Lender Services	36.5	18.5	0.9	3.8	(40.9)
Financial Services	0.4	0.6	-	-	3.7
Corporate and Other	28.7	18.6	1.1	0.9	(18.3)
Total	$1,021.2	$293.1	$7.4	$7.6	$62.6

2004
Title Operations	$808.8	$214.6	$4.7	$2.9	$73.8
Lender Services	33.9	16.5	0.8	3.3	(2.3)
Financial Services	0.2	0.6	-	-	2.5
Corporate and Other	15.3	17.1	0.9	0.8	(21.7)
Total	$858.2	$248.8	$6.4	$7.0	$52.3

	Nine Months Ended September 30,
	(In millions)
	Operating Revenue	Salaries and Employee Benefits	Depreciation	Amortization of Intangible Assets	Income Before Taxes
2005
Title Operations	$2,567.5	$711.4	$15.8	$8.2	$226.2
Lender Services	146.9	56.7	2.7	11.4	(15.1)
Financial Services	0.8	1.8	-	0.2	9.4
Corporate and Other	77.0	53.4	3.4	2.5	(61.1)
Total	$2,792.2	$823.3	$21.9	$22.3	$159.4

2004
Title Operations	$2,371.7	$625.4	$13.8	$5.4	$233.9
Lender Services	111.5	48.1	2.5	9.9	2.3
Financial Services	0.5	1.6	-	0.2	7.0
Corporate and Other	38.2	43.9	2.9	1.8	(63.8)
Total	$2,521.9	$719.0	$19.2	$17.3	$179.4

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

Overview

Our long-term goal is to enhance our position as one of the largest providers of real estate transaction services. To accomplish this objective, we have expanded operations through internal growth and selective strategic acquisitions. Our business operations are organized under three primary business segments: Title Operations, Lender Services and Financial Services. Other business operations not required to be reported separately are reported in a category called Corporate and Other. A description of these segments, including certain key factors impacting these businesses such as seasonality, are provided in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 11, 2005.

Critical Accounting Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenue, expenses and related disclosures surrounding contingencies and commitments. A summary of our significant critical accounting estimates can be found in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. Actual results could differ from these estimates.

Results of Operations

Operating Revenue

The following table provides a summary of operating revenue for the three and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005		2004
	(Dollars in millions)
Title Operations
Direct Operations	$452.0	44.3%	$351.9	41.0%
Agency Operations	503.6	49.3	456.9	53.2

	955.6	93.6	808.8	94.2

Lender Services	36.5	3.6	33.9	4.0

Financial Services	0.4	-	0.2	-

Corporate and Other	28.7	2.8	15.3	1.8

Total	$1,021.2	100.0%	$858.2	100.0%

	Nine Months Ended September 30,
	2005		2004
	(Dollars in millions)
Title Operations
Direct Operations	$1,192.8	42.7%	$1,041.7	41.3%
Agency Operations	1,374.7	49.3	1,330.0	52.8

	2,567.5	92.0	2,371.7	94.1

Lender Services	146.9	5.3	111.5	4.4

Financial Services	0.8	-	0.5	-

Corporate and Other	77.0	2.7	38.2	1.5

Total	$2,792.2	100.0%	$2,521.9	100.0%

Title Operations - Operating revenue from direct title operations for third quarter 2005 increased $100.1 million, or 28.4%, over third quarter 2004 and $151.1 million, or 14.5%, for the first nine months of 2005 over the comparable period in 2004. Acquisitions completed since September 30, 2004 (“Acquisitions”) contributed approximately $7.7 million to the increase in operating revenue from direct operations for third quarter 2005 and approximately $35.7 million for the first nine months of 2005.

During third quarter 2005 and the first nine months of 2005, we continued to experience strong commercial and buy/sell activity. Title insurance revenue from commercial operations, which we have typically defined as being premiums from policies providing coverage over $1 million in liability, was $253.0 million for third quarter 2005, an increase of 31.8% over third quarter 2004. For the nine months ended September 30, 2005, refinance activity was relatively flat over the prior year period but increased significantly in third quarter 2005 relative to third quarter 2004 as interest rates remained low during the quarter.

Closed orders for third quarter 2005 for our direct title operations were 268,700, with an average fee per closed order of approximately $1,682, compared to 213,800 for third quarter 2004, with an average fee per closed order of approximately $1,646.  Closed orders for the first nine months of 2005 were 710,700, with an average fee per closed order of approximately $1,678, compared to 695,800 for the first nine months of 2004, with an average fee per closed order of approximately $1,497.

Operating revenue from agency title operations increased $46.7 million, or 10.2%, for third quarter 2005 over third quarter 2004 due to growth in the agency business, particularly in certain southeastern and western markets. Operating revenue from agency title operations for the first nine months of 2005 increased $44.7 million, or 3.4%, over the comparable prior-year period. This increase was due to growth in the agency business partially offset by acquisitions of title agencies reflected as direct revenue in the first half of 2005 and reduced levels of refinancing activity.

Lender Services - Operating revenue in the Lender Services segment for third quarter 2005 increased $2.6 million, or 7.7%, compared to third quarter 2004.  Acquisitions contributed approximately $5.7 million to the increase in operating revenue for third quarter 2005. After the impact of Acquisitions, operating revenue for third quarter 2005 was negatively impacted by the loss of three tax customers in the tax and flood business during the first half of 2005 and lower volume in the credit services business, partially offset by strong volume in the default services business.

Operating revenue in the Lender Services segment for the first nine months of 2005 increased $35.4 million, or 31.7%, compared to the first nine months of 2004.  Acquisitions and the recognition of deferred revenue from terminated tax servicing contracts in our tax and flood business contributed approximately $18.0 million and $32.7 million to the increase in operating revenue for the first nine months of 2005, respectively. After the impact of these items, operating revenue for the first nine months of 2005 was negatively impacted by lower volume in the credit services and tax and flood businesses partially offset by increased volume in the default services business.

Corporate and Other - Operating revenue in the Corporate and Other segment increased by approximately $13.4 million, or 87.6%, in third quarter 2005 over third quarter 2004. Operating revenue in the Corporate and Other segment for the first nine months of 2005 increased $38.8 million, or 101.6%, compared to the first nine months of 2004. Acquisitions contributed approximately $7.1 million to the increase in third quarter 2005 and $27.5 million in the first nine months of 2005. After the impact of Acquisitions, operating revenue was favorably impacted by an increase in revenue in the commercial appraisal and assessment businesses.

Investment and Other Income

Investment and other income increased $4.1 million, or 22.4%, in third quarter 2005 and $11.1 million, or 21.4%, in the first nine months of 2005 over the comparable periods in 2004. The Financial Services segment generated $2.6 million and $5.8 million of additional investment income for the quarter and nine months ended September 30, 2005 compared to the quarter and nine months ended September 30, 2004, which was due to an increase in the portfolio of loans receivable and investments. The remaining increase was due to higher interest income for the quarter and nine months ended September 30, 2005 over the comparable prior periods related to yields and higher invested balances on our remaining investment portfolio.

Net Realized Investment Gains

Net realized investment gains were $1.9 million in third quarter 2005 and $3.0 million in the first nine months of 2005 compared to $4.2 million in the first nine months of 2004. There were no net realized investment gains in third quarter 2004.

Salaries and Employee Benefits

The following table provides a summary of salary and employee benefit costs for the three and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005		2004
	(Dollars in millions)

Title Operations	$255.4	87.2%	$214.6	86.3%

Lender Services	18.5	6.3	16.5	6.6

Financial Services	0.6	0.2	0.6	0.2

Corporate and Other	18.6	6.3	17.1	6.9

Total	$293.1	100.0%	$248.8	100.0%

	Nine Months Ended September 30,
	2005		2004
	(Dollars in millions)

Title Operations	$711.4	86.4%	$625.4	87.0%

Lender Services	56.7	6.9	48.1	6.7

Financial Services	1.8	0.2	1.6	0.2

Corporate and Other	53.4	6.5	43.9	6.1

Total	$823.3	100.0%	$719.0	100.0%

Title Operations - Title Operations salary and employee benefit costs increased by $40.8 million, or 19.0%, in third quarter 2005 over third quarter 2004. The addition of personnel as the result of Acquisitions increased salary and employee benefit costs by $4.2 million for third quarter 2005. Average full time equivalent (“FTE”) counts for the Title Operations segment were 11,405 (including 313 related to Acquisitions) in third quarter 2005 versus 10,330 in third quarter 2004. Salary and benefit costs increased by $86.0 million, or 13.8%, in the first nine months of 2005 over the first nine months of 2004. The impact of Acquisitions increased salary and benefit costs by $21.0 million in the first nine months of 2005. FTEs for the Title Operations segment were 10,888 (including 429 related to Acquisitions) in the first nine months of 2005 versus 10,073 in the first nine months of 2004. The remaining increase in salary and employee benefit costs was primarily due to the increase in open orders in third quarter 2005 and the first nine months of 2005.

Lender Services - Lender Services salaries and employee benefits for third quarter 2005 were $18.5 million, an increase of $2.0 million over third quarter 2004, and $56.7 million for the first nine months of 2005, an increase of $8.6 million over the first nine months of 2004. Acquisitions contributed approximately $2.8 million to the increase for third quarter 2005 and $9.0 million for the first nine months of 2005. After the impact of Acquisitions, salaries and employee benefit costs decreased due to reductions in FTE counts in the credit services and tax and flood businesses partially offset by increased FTEs in the default services business.

Financial Services - Financial Services salary and employee benefit costs were flat for third quarter 2005 compared with third quarter 2004 and increased $0.2 million in the first nine months of 2005 over the comparable period in 2004. This increase was primarily due to additional staffing requirements resulting from business growth.

Corporate and Other - Corporate and Other salary and employee benefit costs increased $1.5 million, or 8.8%, in third quarter 2005 over third quarter 2004 and $9.5 million, or 21.6%, in the first nine months of 2005 over the first nine months of 2004. Incremental compensation expense from Acquisitions was approximately $2.4 million in third quarter 2005 and $8.9 million in the first nine months of 2005.

Agent Commissions

The following table provides a summary of agent commissions and related revenue in the Title Operations segment for the three and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)

Agent commissions	$402.7	$366.1	$1,098.9	$1,065.2

Agent revenue	$503.6	$456.9	$1,374.7	$1,330.0

% Retained by agents	80.0%	80.1%	80.0%	80.1%

The commission rate varies by the geographic area in which the commission was paid and by individual agent agreement.

Provision for Policy and Contract Claims for Title Insurance

We review our claims experience quarterly, and in conjunction with our outside actuaries, evaluate the adequacy of our claims reserve. We consider factors such as historical timing of claims reported and historical timing of claims paid over the period in which policies are effective against actual experience by year of policy issue to determine the amount of claims liability required for each year for which policies are outstanding. We also consider the impact of current trends in the marketplace, including refinance activity, which may shorten the time period a policy is outstanding, bankruptcies and individual large claims attributable to any particular period to determine the expected liability associated with each year.

During 2004, claims rates associated with policies issued between 2000 and 2002 had a trend of being higher than our historical trends. As a result, we increased our reserves associated with those policy issue years. This trend was mitigated somewhat by decreased claim activity in policies issued during the 1990s, where claims appear to be below historical rates. We believe that such decreases have been due, in part, to refinance activity that has resulted in reduced claims experience. Trends experienced with each of the policy issue years, with the exception of 2004, continued during third quarter 2005.

During the first nine months of 2005, our loss experience was negatively impacted by a large claim of approximately $7.4 million related to a policy issued in 2004. While a reserve for a portion of this claim had been provided for at the end of 2004, we were required to provide additional reserves to mitigate the impact that this claim had on overall loss reserves. Since there is an extended time period for which we are liable, slight changes in current claims experience can result in a significant impact in the amount of liability required for potential Incurred But Not Reported (“IBNR”) claims. Based on our review of the underlying claims data and trends therein, we have provided for claims losses using approximately 5.7% and 5.5% of title insurance revenue for the first nine months of 2005 and 2004, respectively. We believe that we have reserved appropriately for all reported and IBNR claims at September 30, 2005 based on the results of the actuarial evaluation and evaluation of any known trend.

Write off of Intangible and Other Long-Lived Assets

The write off of intangible and other long-lived assets was $37.6 million for third quarter and the first nine months of 2005. In third quarter 2005, we wrote off a portion of the customer relationship intangible related to the acquisition of our tax and flood business in 2003. For further details, see Note 7, “Write off of Intangible and Other Long-Lived Assets” of the Notes to Consolidated Financial Statements in Part I, Item I of this report.

Amortization

Amortization expense increased by $0.6 million in third quarter 2005 compared to third quarter 2004 and by $5.0 million in the first nine months of 2005 compared to the first nine months of 2004 as the result of the acquisitions made in 2005 and 2004. During 2005 and 2004, we acquired businesses with an initial purchase price of $195.1 million. We are amortizing the intangible assets acquired as part of these businesses over their estimated useful lives.

Interest Expense

Interest expense increased by $2.4 million in third quarter 2005 compared to third quarter 2004 and by $5.6 million in the first nine months of 2005 compared to the first nine months of 2004. The increase was primarily related to increases in interest-bearing deposits and borrowings at Centennial Bank and convertible debt issued in May 2004. We anticipate that interest expense will continue to exceed prior period levels throughout 2005.

Premium Taxes

Insurance companies are generally not subject to state income or franchise taxes. However, they are subject to a “premium tax” on certain operating revenue, depending on the state. The tax rates and amounts that are subject to tax vary from state to state. Premium taxes as a percentage of our total title insurance revenue were approximately 1.3% in the third quarters and nine months ended September 30, 2005 and 2004.

General, Administrative and Other

The following table provides a summary of general, administrative and other costs for the three and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005		2004
	(Dollars in millions)

Title Operations	$126.5	76.4%	$107.7	76.8%

Lender Services	17.8	10.8	16.8	12.0

Financial Services	0.3	0.2	0.3	0.2

Corporate and Other	20.9	12.6	15.5	11.0

Total	$165.5	100.0%	$140.3	100.0%

	Nine Months Ended September 30,
	2005		2004
	(Dollars in millions)

Title Operations	$382.7	76.0%	$316.7	76.1%

Lender Services	57.1	11.3	51.8	12.5

Financial Services	1.2	0.2	1.4	0.3

Corporate and Other	62.9	12.5	46.2	11.1

Total	$503.9	100.0%	$416.1	100.0%

Title Operations - General and administrative expenses for our Title Operations segment increased by $18.8 million, or 17.5%, in third quarter 2005 over third quarter 2004 and $66.0 million, or 20.8%, in the first nine months of 2005 over the first nine months of 2004. Of this increase, incremental costs from Acquisitions contributed $1.7 million for third quarter 2005 and $6.4 million for the first nine months of 2005. The increase in general and administrative expenses for third quarter 2005 over the corresponding period in 2004 was due to increased order volume. The increase in general and administrative expenses for the first nine months of 2005 was due to increased legal costs of $35.1 million and increased order volume. The increased legal costs included previously announced charges for legal reserves for regulatory matters of $19.0 million and settlement of a class action lawsuit for $10.3 million.

Lender Services - Lender Services general and administrative expenses increased by $1.0 million in third quarter 2005 and $5.3 million in the first nine months over the comparable periods in 2004. These increases were primarily due to the Acquisitions.

Financial Services - Financial Services general and administrative costs were flat in third quarter 2005 compared to third quarter 2004 and decreased by $0.2 million in the first nine months of 2005 over the first nine months of 2004. The decrease for the first nine months of 2005 was due to lower levels of loan loss provisions.

Corporate and Other - Corporate and Other general and administrative expenses increased by $5.4 million, or 34.8%, in third quarter 2005 over the comparable period in 2004 and $16.7 million, or 36.1%, in first nine months of 2005 over the comparable period in 2004. The increase in general and administrative expenses for third quarter 2005 and the first nine months of 2005 were due to the impact of Acquisitions and the increase in revenue from commercial appraisal and assessment businesses.

Operating Income

Title Operations - Operating income before taxes for third quarter 2005 was $118.1 million compared to $73.8 million for third quarter 2004. As a percent of operating revenue, operating income before taxes was 12.4% for third quarter 2005 compared to 9.1% for third quarter 2004. Operating income before taxes for the first nine months of 2005 was $226.2 million compared to $233.9 million for the first nine months of 2004.  As a percent of operating revenue, operating income before taxes was 8.8% for the first nine months of 2005 compared to 9.9% for the first nine months of 2004. Included in the results for the first nine months of 2005 were increased legal and regulatory costs of $35.1 million.

Lender Services - Operating income before taxes for third quarter 2005 was $(40.9) million compared to $(2.3) million for third quarter 2004. Operating income before taxes for the first nine months of 2005 was $(15.1) million compared to $2.3 million for first nine months of 2004. Included in the results for the third quarter and first nine months of 2005 was the $37.6 million for the write off of a portion of the customer relationship intangible asset from the acquisition of the tax and flood business. In addition, the first nine months of 2005 included the recognition of deferred revenue from terminated servicing contracts in our tax and flood business of $32.7 million.

We evaluate the results of our Lender Services segment on the basis of pretax income before net revenue deferrals and amortization (“PRBDA”). Adjusted operating revenue represents operating revenue adjusted for the impact of net revenue deferrals. PRBDA margin represents PRBDA divided by operating revenue adjusted for net revenue deferrals. PRBDA and PRBDA margin are not measures of performance defined by GAAP and should not be considered in isolation or as a substitute for operating income or cash flows provided by operating activities, which have been prepared in accordance with GAAP. PRBDA and PRBDA margin, as presented, may not be comparable to the calculation of similar titled measures reported by other companies. We believe that PRBDA and PRBDA margins provide useful information to investors because they are indicators of operating and cash flow performance for those businesses where we have life of loan servicing requirements, which have been burdened in the short run with amortization expense related to intangibles acquired with the businesses. While amortization expense is an operating expense under GAAP, these expenses represent the non-current allocation of intangible assets acquired in prior periods. Additionally, while net revenue deferrals are a reduction of revenue and profits in the current period, these reductions represent a non-cash allocation of revenue to future periods for ongoing monitoring of certain of our flood and tax servicing products. Reconciliations of these financial measures to Lender Services operating results are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

	(Dollars in millions)

Operating revenue	$36.5	$33.9	$146.9	$111.5
Change in net revenue deferrals	11.7	8.5	(0.9)	20.8
Adjusted operating revenue	48.2	42.4	146.0	132.3

Operating (loss) income before taxes	$(40.9)	$(2.3)	$(15.1)	$2.3
Change in net revenue deferrals	11.7	8.5	(0.9)	20.8
Add back:
Amortization expense	3.8	3.3	11.4	9.9
Write off of intangible and other long-lived assets	37.6	-	37.6	-
PRBDA	12.2	9.5	33.0	33.0
PRBDA to adjusted operating revenue margin	25.3%	22.4%	22.6%	24.9%

PRBDA was $12.2 million for third quarter 2005, a $2.7 million increase from third quarter 2004, and $33.0 million for the first nine months of 2005 and 2004. Net revenue deferrals included customer terminations in the tax and flood business of $32.7 million in the first nine months of 2005.

At the end of third quarter 2005, deferred revenue for Lender Services was $187.5 million, which will be recognized as income in future periods.

Financial Services - Operating income before taxes for the Financial Services segment was $3.7 million in third quarter 2005 compared to $2.5 million in third quarter 2004. Operating income before taxes was $9.4 million in the first nine months of 2005 compared to $7.0 million in the first nine months of 2004. These increases were due to growth in the loans receivable and investment portfolios, which exceeded the increase in interest-bearing liabilities.

Corporate and Other - Operating income before taxes for third quarter 2005 was $(18.3) million compared to $(21.7) million for third quarter 2004. Operating income before taxes for the first nine months of 2005 was $(61.1) million compared to $(63.8) million for the first nine months of 2004. Acquisitions contributed $1.1 million to operating income before taxes for third quarter 2005 and $4.6 million to operating income before taxes for the first nine months of 2005.

Income Taxes

Our effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 37.6% for the first nine months of 2005 and 35.4% for the first nine months of 2004. The difference in the effective tax rate was due primarily to changes in the ratio of permanent differences to income before taxes and the mix of state taxes related to our non-insurance subsidiaries. We expect our annual effective tax rate to be 37.5% for 2005.

Net Income

We reported net income of $41.6 million or $2.31 per share on a diluted basis, for third quarter 2005, compared to a net income of $33.5 million, or $1.88 per share on a diluted basis, for third quarter 2004. We reported net income of $99.5 million, or $5.56 per share on a diluted basis, for the first nine months of 2005, compared to a net income of $115.9 million, or $6.31 per share on a diluted basis, for the first nine months of 2004. Adjusted net income was $64.2 million, or $3.57 per share on a diluted basis, for third quarter 2005 compared to $33.5 million, or $1.88 per share on a diluted basis, for third quarter 2004. Adjusted net income was $123.8 million or $6.92 per share on a diluted basis, for the first nine months of 2005 compared to $115.9 million, or $6.31 per share on a diluted basis, for the first nine months of 2004.

To supplement our consolidated financial statements presented on a GAAP basis, we use additional non-GAAP measures of operating revenue, income before income taxes, net income, and earnings per common share adjusted to exclude certain costs, expenses, gains or losses we believe appropriate to enhance an overall understanding of our past financial performance and also our prospects for the future. These adjustments to our GAAP results are made with the intent of providing both management and investors a more complete understanding of our underlying operational results and trends and our marketplace performance. In addition, these non-GAAP results are among the primary indicators management uses as a basis for planning and forecasting future periods. Adjusted operating revenue, income before income taxes, adjusted net income, and adjusted earnings per common share assuming dilution are not measures of performance defined by GAAP and should not be considered in isolation or as a substitute for operating revenue, income before income taxes, net income, or earnings per common share assuming dilution, which have been prepared in accordance with GAAP. Reconciliations of these financial measures to consolidated operating results are as follows:

	Reconciliation of Non-GAAP Measures
	(In millions)
	Quarter ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Operating revenue, as reported	$1,021.2	$858.2	$2,792.2	$2,521.9
Deduct:
Recognition of deferred income	-	-	(32.7)	-
Adjusted operating revenue	1,021.2	858.2	2,759.5	2,521.9

Income before income taxes, as reported	$62.6	$52.3	$159.4	$179.4
Add back:
Write off of intangible and other long-lived assets	37.6	-	37.6	-
Regulatory legal reserve	-	-	19.0	-
Settlement of class action suit	-	-	10.3	-
	37.6	-	66.9	-
Deduct:
Recognition of deferred income	-	-	(32.7)	-
Adjusted income before income taxes	100.2	52.3	193.6	179.4

Net income, as reported	$41.6	$33.5	$99.5	$115.9
Add back:
Write off of intangible and other long-lived assets	22.6	-	22.6	-
Regulatory legal reserve	-	-	14.6	-
Settlement of class action suit	-	-	6.7	-
	22.6	-	43.9	-
Deduct:
Recognition of deferred income	-	-	(19.6)	-
Adjusted net income	64.2	33.5	123.8	115.9

Net income per common share assuming dilution, as reported	$2.31	$1.88	$5.56	$6.31
Add back:
Write off of intangible and other long-lived assets	1.26	-	1.26	-
Regulatory legal reserve	-	-	0.82	-
Settlement of class action suit	-	-	0.37	-
	1.26	-	2.45	-
Deduct:
Recognition of deferred income	-	-	(1.09)	-
Adjusted net income per common share assuming dilution	3.57	1.88	6.92	6.31

Liquidity and Capital Resources

Cash provided by operating activities was $267.5 million for the first nine months of 2005 and $171.0 million for the first nine months of 2004. The increase in cash provided by operating activities is due primarily to monetization of a deferred tax asset related to one of our acquisitions and the timing of payments of accounts payable and accrued expenses. The principal non-operating uses of cash for the nine-month periods ended September 30, 2005 and 2004 were acquisitions, capital expenditures, additions to the investment portfolio, loans receivable and the repurchase of common stock. Cash was $81.9 million and investments including short-term investments and fixed-maturity securities were $1,662.0 million at September 30, 2005.

We completed acquisitions totaling approximately $26.7 million during the first nine months of 2005 and $131.1 million during the first nine months of 2004. The 2005 and 2004 purchases were funded through cash from operations. We will continue to selectively evaluate additional acquisitions should attractive candidates be identified.

In April 2005, we filed a shelf registration on Form S-3 to register up to $400.0 million of our debt and/or equity securities for issuance from time to time as market conditions permit and financing needs arise.

In February 2004, the Board of Directors approved a one-year authorization program allocating $50.0 million to repurchase up to 1.25 million shares or 7% of our existing common stock over the following twelve months. During the first three quarters of 2004, we repurchased the entire 1.25 million authorized shares of our common stock at an average price of $39.44 per share. In December 2004, the Board of Directors approved a program expiring at the end of February 2006 which authorized the repurchase of up to 1.0 million additional shares at a cost not to exceed $60.0 million. During the first three quarters of 2005, we repurchased approximately 650,400 shares for $38.3 million at an average price of $58.87 per share.

In October 2005, the Board of Directors approved a program expiring at the end of July 2007 to repurchase up to an additional 1.25 million shares of our outstanding common stock.

Our industrial loan bank maintains an allowance for loan losses related to our loans receivable. During third quarter 2005, we did not experience a significant change in the underlying components of the allowance for loan losses or the balance in total. There have been no significant changes in the underlying rationale for management’s provision for loan losses or significant changes in asset quality.

Interest Rate Risk

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For investment securities, the table presents principal cash flows and related weighted interest rates by expected maturity dates. Actual cash flows could differ from the expected amounts.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate
(Dollars in millions)
	2005	2006	2007	2008	2009	2010 and After	Total	Fair Value

Assets:
Taxable available-for-sale securities:
Book value	$7.0	$43.1	$53.2	$70.3	$68.4	$405.1	$647.1	$649.7
Average yield	6.1%	5.0%	4.4%	4.2%	3.5%	2.1%	2.9%

Non-taxable available-for-sale securities:
Book value	3.6	11.1	9.9	27.7	17.2	362.6	432.1	444.3
Average yield	4.2%	4.1%	4.3%	4.3%	4.3%	4.4%	4.3%

Loans Receivable*
Book value	0.1	3.9	0.7	1.0	5.4	391.7	402.8	401.2
Average yield	12.5%	9.4%	9.2%	7.9%	7.9%	6.9%	6.8%

Preferred stock:
Book value	-	-	-	-	-	8.1	8.1	8.1
Average yield	-	-	-	-	-	3.4%	3.4%

*Excludes reserves, discounts and other costs.

Long-term debt was $468.0 million at September 30, 2005, bearing interest at a weighted average rate of 4.65%.  Additionally, interest-bearing passbook and certificate of deposit liabilities were $322.5 million at September 30, 2005, at an average rate of 3.73%.

Regulatory Investigations and Inquiries

We have received certain information requests and subpoenas from various state regulatory authorities relating to investigations of our business practices and the title insurance industry.

In 2004, the Office of the Attorney General of the State of New York (“NYAG”) initiated an investigation into the business practices of companies engaged in the title insurance business. We have received subpoenas and supplemental requests from the NYAG seeking information and documents related to its investigation of certain industry business practices, including, among other things, competitive market practices, the compensation of title insurance agents and producers by underwriters, the payment of potentially illegal rebates and captive reinsurance arrangements. The insurance department of the State of New York is also examining our reinsurance arrangements.

In addition, the insurance departments of various states have been making inquiries into the title industry’s business practices. We have received letters of inquiry from the insurance departments of the states of North Carolina and Pennsylvania as part of their review of competitive market practices and agent compensation in the title insurance industry. The Connecticut department of insurance has issued letters of inquiry to us seeking information on our agent and producer commission practices and captive reinsurance arrangements. We have received letters of inquiry from the Hawaii insurance division to review the relationship between us, our producers and other participants in the real estate industry, including questions about agent commissions and potential illegal rebates. The California department of insurance is conducting examinations of our adherence to filed premium rates, claims handling practices, and captive reinsurance arrangements, has requested information on community development and investment and our California title plants, and has issued a data call. We have also received a request for information on captive reinsurance arrangements from the California department of real estate. On July 20, 2005, we announced that we reached an agreement with the California department of insurance to settle captive reinsurance and other regulatory matters. The Tennessee department of insurance has issued a requirement for the submission of an attestation regarding any finite reinsurance arrangements we may have in that state and a letter of inquiry regarding producer compensation arrangements and competitive market practices. In connection with its bi-annual rate hearing, we have received subpoenas from the Texas department of insurance seeking information regarding business practices, including captive reinsurance, that may have the effect of raising prices to Texas consumers. The Florida department of financial services is inquiring into affiliated business arrangements and has issued a data call. The Washington Insurance Commissioner is undertaking an investigation of captive reinsurance, potential illegal inducements and rebates by title insurance companies, and title insurance rates. The Colorado state attorney general and Colorado department of insurance are investigating captive reinsurance arrangements. The Colorado department of insurance is also investigating affiliated business arrangements. We have received an information request from the Massachusetts Attorney General regarding reinsurance and the title insurance market.

Additional states are specifically investigating captive reinsurance arrangements in the title insurance industry and we have received inquiries regarding those arrangements, in addition to the inquiries described above, from ten state departments of insurance or attorney generals. On September 8, 2005, we announced that we reached an agreement with the Arizona department of insurance to settle the captive reinsurance matter. We have also received a request for information from the U.S. Department of Housing and Urban Development in conjunction with its investigation involving various builders, lenders, and real estate brokers in connection with their participation in captive title reinsurance companies. During the period from the inception of our captive reinsurance programs in 1997 through 2004, we paid reinsurance premiums to the reinsurers totaling approximately $12 million. In February 2005, we announced that we intended to terminate our captive reinsurance arrangements despite our belief that we had operated the programs in accordance with applicable law. The revenues from these programs were not material to our results of operations.

In June 2005, we established reserves of $19 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes the settlement with the California and Arizona departments of insurance.

We may receive additional subpoenas and/or requests for information in the future from state or federal government agencies. We will evaluate, and intend to cooperate in connection with, all such subpoenas and requests.

Based on the information known to management at this time, it is not possible to predict the outcome of the governmental inquiries and investigations into the title insurance industry’s business practices or the market’s response thereto. However, any material change in our business practices may have an adverse effect on our results of operations.

Forward-Looking and Cautionary Statements

Certain information contained in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to our financial condition, results of operation and future business plans, operations, opportunities and prospects. In addition, we and our representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in our reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,”“believe,”“anticipate,”“estimate” or words of similar import. These forward-looking statements are based upon our current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from any anticipated results, performance or achievements expressed or implied by such forward-looking statements. Further, any such statement is specifically qualified in its entirety by the cautionary statements set forth in the following paragraph.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include the following: (1) our results of operations and financial condition are susceptible to changes in mortgage interest rates and general economic conditions, (ii) our inability to manage successfully our acquisitions of complementary businesses could adversely affect our business, operating results and financial condition, (iii) competition in our industry affects our revenue, (iv) significant industry changes and new product and service introductions require timely and cost-effective responses, (v) we may not succeed in implementing our strategy of becoming a major provider of real estate transaction management services, (vi) our insurance and banking subsidiaries are subject to government regulation, and (vii) our litigation risks include substantial claims by large classes of claimants. For more details on factors that could affect expectations, see our Annual Report on Form 10-K for the year ended December 31, 2004, and other reports from time to time filed with or furnished to the Securities and Exchange Commission.

The foregoing list of important factors is not exclusive. We do not update any forward-looking statement that may be made from time to time by or on our behalf.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The information required by this Item is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk” in Part I, Item 2 of this report. There are no other material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on such evaluation, the aforementioned officers concluded that our disclosure controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

The information contained in Note 5 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements filed as Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The following table sets forth the details of purchases of common stock under the share-repurchase program and the Executive Voluntary Deferral Plan and Outside Directors Deferral Plan that occurred in third quarter 2005:

Calendar Month for which Shares Were Repurchased	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

July 2005	25,000	$62.77	25,000	1,497,045
August 2005	245,000	$60.00	245,000	1,252,045
September 2005	210,000	$61.66	210,000	1,042,045

(1)	The share repurchases in the above table are the result of two employee benefit plans and one publicly announced share purchase plan (the “2005 Plan”).

(2)
The 2005 Plan was announced in December 2004 and provides for the purchase of up to 1.0 million shares or $60.0 million. The 2005 Plan will expire in February 2006 and replaces a similar plan established by the Board in February 2004.

(3)
Purchases other than the 2005 Plan were made on behalf of a trust maintained by LandAmerica for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. For additional information on these plans, see the Notes to the Consolidated Financial Statements filed with our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.	Document

3.1
Bylaws of LandAmerica Financial Group, Inc. (amended and restated October 26, 2005), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 28, 2005, File No. 1-13990.

10.1
Form of Amendment to the form LandAmerica Financial Group, Inc. Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated October 28, 2005, File No. 1-13990.

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

LANDAMERICA FINANCIAL GROUP, INC.
(Registrant)

Date: November 2, 2005	/s/ Christine R. Vlahcevic
Christine R. Vlahcevic
Senior Vice President-
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1
Bylaws of LandAmerica Financial Group, Inc. (amended and restated October 26, 2005), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 28, 2005, File No. 1-13990.

10.1
Form of Amendment to the form LandAmerica Financial Group, Inc. Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated October 28, 2005, File No. 1-13990.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350