Form 10-K
period 2005-12-31
LANDAMERICA FINANCIAL GROUP INC
filed 2006-03-09
CIK 877355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).    Large accelerated filer  ☒ Accelerated Filer  ☐ Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sale price of the registrant’s common stock as reported by the New York Stock Exchange on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,050.8 million.

The number of shares of the registrant’s common stock outstanding on March 3, 2006 was 17,284,708.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be mailed to shareholders in connection with the 2006 Annual Meeting of Shareholders (to be filed) are incorporated by reference into Part III of this report.

LANDAMERICA FINANCIAL GROUP, INC.

PART I

Forward-Looking and Cautionary Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to our financial condition, results of operation and future business plans, operations, opportunities and prospects. In addition, we and our representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in our reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate” and similar expressions or words of similar import. These forward-looking statements are based upon our current knowledge and assumptions about future events and involve risks and uncertainties that could cause our actual results, performance or achievements to be materially different from any anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include: (i) the Company’s results of operations and financial condition are susceptible to changes in mortgage interest rates and general economic conditions; (ii) the Company is subject to government regulation; (iii) heightened regulatory scrutiny of the Company and the title insurance industry could materially and adversely affect its business, operating results, and financial condition; (iv) the Company may not be able to fuel its growth through acquisitions; (v) the Company’s inability to integrate and manage successfully its acquired businesses could adversely affect its business, operating results, and financial condition; (vi) regulatory non-compliance, fraud or defalcations by the Company’s title insurance agents or employees could adversely affect its business, operating results, and financial condition; (vii) competition in the Company’s industry affects its revenue; (viii) significant industry changes and new product and service introductions require timely and cost-effective responses; (ix) the Company’s litigation risks include substantial claims by large classes of claimants; (x) key accounting and essential product delivery systems are concentrated in a few locations; (xi) provisions of the Company’s articles of incorporation and bylaws, its shareholder rights plan and applicable state corporation and insurance laws could limit another party’s ability to acquire the Company and could deprive shareholders of the opportunity to obtain a takeover premium for shares of common stock owned by them; (xii) the Company’s future success depends on its ability to continue to attract and retain qualified employees; and (xiii) the Company’s conduct of business in foreign markets creates financial and operational risks and uncertainties that may materially and adversely affect its business, operating results, and financial condition. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” on page 16 of this report. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. We undertake no obligation to update any forward-looking statements made in this report.

ITEM 1. BUSINESS

General Information

Unless the context otherwise requires, the terms “LandAmerica,” “the Company,” “we,” “us” or “our” refers to LandAmerica Financial Group, Inc. and its consolidated subsidiaries on a combined basis.

LandAmerica was incorporated under the laws of the Commonwealth of Virginia on June 24, 1991. We are a holding company and operate through our subsidiaries. Our principal executive offices are located at 101 Gateway Centre Parkway, Richmond, Virginia 23235-5153, and our telephone number is (804) 267-8000. We maintain an internet website at www.landam.com.

Our shareholders and the public may access our periodic and current reports (including annual, quarterly and current reports on Form 10-K, Form 10-Q and Form 8-K, respectively, and any amendments to those reports)

filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the “Investor Information” section of our website. The reports are made available on this website as soon as practicable following the filing of the reports with the SEC. The information is free of charge and may be reviewed, downloaded and printed from the website at any time.

In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers and the charters of the Audit Committee, Corporate Governance Committee and the Executive Compensation Committee are available to shareholders and the public through the “Investor Information” section of our website. Printed copies of the documents are available to any shareholder upon written request to our Secretary at the address set forth above. In accordance with New York Stock Exchange (“NYSE”) Rules, on June 14, 2005, we filed the annual certification by our Chief Executive Officer certifying that he was unaware of any violation by us of the NYSE’s corporate governance listing standards at the time of the certification.

Restatement

On February 13, 2006, we announced that we would restate previously filed financial results to correct the accounting for policy and contract claims reserves. The error resulted in a net understatement of reported earnings and had no impact on our cash flows. We have restated the consolidated financial statements for the fiscal years ended December 31, 2004 and 2003, and provided restated financial information herein for the years ended December 31, 2002 and 2001 and for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. All applicable financial information contained in this Annual Report on Form 10-K gives effect to these restatements. Consequently, you should not rely upon the financial statements for the above mentioned periods that have been filed with or furnished to the SEC or included in previous announcements.

For more background on the restatements and the specific adjustments made on an annual and quarterly basis, see Item 6. “Selected Financial Data” and Note 1 to the Notes to the Consolidated Financial Statements. We summarized the remedial measures to controls that we identified in the course of the restatement process in “Item 9A—Controls and Procedures.”

Overview of the Business

We provide products and services used to facilitate the purchase, sale, transfer, and financing of residential and commercial real estate. These products and services are provided to a broad based customer group including lenders, developers, real estate agents, attorneys, and property buyers and sellers through more than 900 company-owned offices and a network of 10,000 active agents. We are one of the largest title insurance underwriters in the United States based on title premium revenue. We also conduct business in Mexico, Canada, the Caribbean, Latin America, and Europe.

In addition to our core business of providing title insurance, we provide a range of other products and services for residential and commercial real estate transactions, including title search, examination, escrow, and closing. Home inspections and warranties are available for residential real estate transactions. For commercial real estate transactions, we provide property appraisal and valuation, building and site assessments and other due diligence services, survey coordination, construction disbursement, coordination of national multi-state transactions, tax-deferred real property exchanges pursuant to Section 1031 of the Internal Revenue Code, commercial mortgage loans and Uniform Commercial Code products insuring personal property. Specialized services, such as real estate tax processing, flood zone certifications, consumer mortgage credit reporting, default management services, and mortgage loan subservicing, are provided primarily to our mortgage lending customers.

Operating Segments

Our principal business operations are organized under three primary operating segments: Title Operations, Lender Services and Financial Services. Other operating business segments not required to be reported separately are reported in a category called Corporate and Other. Information regarding each of these operating segments is set forth below. Prior to 2004, we primarily operated in the title insurance business. In 2004, we expanded the breadth of services provided primarily to the mortgage lending community.

Certain financial information regarding our operating segments is presented in Note 16 to the accompanying Consolidated Financial Statements and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Title Operations

Products and Services

Title Insurance—Title insurance policies are insured statements of the condition of title to real property. These policies indemnify the insured from losses resulting from certain outstanding liens, encumbrances and other defects in title to real property that appear as matters of public record, and from certain other matters not of public record. Title insurance is generally accepted as the most efficient means of determining title to, and priority of interests in, real estate in nearly all parts of the United States. Many of the principal customers of title insurance companies buy insurance for the accuracy and reliability of the title search as well as for the indemnity features of the policy. The beneficiaries of title insurance policies are generally owners or buyers of real property or parties who make loans using real property as security. An owner’s policy protects the named insured against title defects, liens and encumbrances existing as of the date of the policy and not specifically excluded or excepted from its provisions, while a lender’s policy also insures the validity and priority of the lien of the insured mortgage as stated in the title policy.

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

We issue title insurance policies primarily through three principal title underwriting subsidiaries, Commonwealth Land Title Insurance Company (“Commonwealth”), Lawyers Title Insurance Corporation (“Lawyers Title”), and Transnation Title Insurance Company (“Transnation”). We also own three other title insurance underwriters, Commonwealth Land Title Insurance Company of New Jersey, Land Title Insurance Company, and Title Insurance Company of America. We merged another title insurance underwriter, Transnation Title Insurance Company of New York, into Commonwealth effective December 31, 2005, subject to final approval of the New York Department of Insurance. The collective operations of these subsidiaries cover the entire United States (with the exception of Iowa, which does not recognize title insurance) and certain territories of the United States and Canada. In addition, we offer customers international title policy services in Mexico, the Caribbean, Latin America, and Europe.

Escrow and Closing Services—In addition to the issuance of title insurance policies, we provide escrow and closing services to a broad-based customer group that includes lenders, developers, real estate agents, attorneys and property buyers and sellers. In California and a number of western states, it is a general practice, incident to the issuance of title insurance policies, to hold funds and documents in escrow for delivery in real estate transactions upon fulfillment of the conditions to such delivery. In the mid-western states, Florida and some eastern cities, it is customary for the title company to close the transaction and disburse the sale or loan proceeds. Fees for escrow and closing services are generally separate and distinct from premiums paid for title insurance policies and other real estate-related services.

Commercial Services—Our Commercial Services division assists customers in handling the more complex nature of commercial transactions and facilitates the coordination and delivery of products and services. In addition to title insurance and escrow and closing services, we provide a range of specialized services that include property appraisal and valuation, building and site assessments and other due diligence services, survey coordination, zoning certification, construction disbursement, coordination of national multi-state transactions, tax-deferred real property exchanges pursuant to Section 1031 of the Internal Revenue Code and Uniform Commercial Code products insuring personal property. The combined capital position of our three principal title underwriting subsidiaries enables us to underwrite large commercial policies and to participate in multi-state transactions.

Real Estate Transaction Management Services—Through our subsidiary, LandAmerica OneStop, Inc. (“LandAmerica OneStop”), we offer to the national and regional mortgage lending community a full range of integrated residential real estate services and the ability to manage the delivery of those services through a centralized source. LandAmerica OneStop provides these mortgage originators with a single, convenient point of contact through which they may place all of their orders for title insurance and real estate-related services. Transaction management services are provided by LandAmerica OneStop, our other subsidiaries or through joint ventures or strategic alliances with third parties and include the coordination and delivery of title insurance, mortgage credit reporting, flood zone determinations, property appraisal and valuation, property inspections, closing and escrow services, and real estate tax payment services.

Underwriting

We issue title insurance policies on the basis of a title report, prepared pursuant to our prescribed underwriting guidelines, generally after a search of the public records, maps and documents to ascertain the existence of easements, restrictions, rights of way, conditions, encumbrances, liens or other matters affecting the title to, or use of, real property. In certain instances, a visual inspection of the property is also made. Title examinations may be made by branch employees, agency personnel or approved attorneys, whose reports are utilized by or rendered to a branch or agent and are the basis for the issuance of policies. In the case of difficult or unusual legal or underwriting issues involving potential title risks, the branch office or agent is instructed to consult with, and obtain prior approval of, a designated supervising office. Our contracts with independent agents require that the agent seek our prior approval before we assume a risk over a stated dollar limit.

We own a number of title plants and in some areas lease or participate with other title insurance companies or agents in the cooperative operation of such plants. Title plants are compilations of copies of public records, maps and documents that are indexed to specific properties in an area, and they serve to facilitate the preparation of title reports. To maintain the value of the title plants, we continually update our records by regularly adding current information from the public records and other sources. In this way, we maintain the ability to produce quickly and at a reduced expense a statement of the instruments that constitute the chain of title to a particular property. In many of the larger markets, the title plant and search procedures have been automated. We anticipate that the use of electronic media at courthouses and state and local governments will continue to grow over the next several years which may reduce the value of our title plants in the future.

Operations

We issue title insurance policies through branch offices of our title insurance underwriters, wholly-owned or partially-owned but consolidated subsidiary agencies, or through partially owned or independent title insurance agents. Where the policy is issued through a branch or wholly-owned subsidiary agency operation, the search is performed by or at our direction, and the premiums collected are retained by us. Where the policy is issued through a title insurance agent, whether or not partially-owned by us, the agent generally performs the search (in some areas searches are performed by attorneys), examines the title, collects the premium and retains a majority of the premium. The agent remits to us the remainder of the premium as compensation, part of which is for bearing the risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies from region to region and is sometimes regulated by the states. We are obligated to pay title claims in accordance with the terms of our policies, regardless of whether we issue policies through direct operations or agents. We maintain a quality assurance program for our independent agents. See “Insured Risk on Policies in Force.”

The premium for title insurance is due in full when the real estate transaction is closed. We recognize title insurance premium revenue from direct operations upon the closing of the transaction, whereas we recognize premium revenue from agency operations upon the reporting of such premiums by the agent. Premiums from agents are typically remitted to us after the closing of the real estate transaction, with the average time between closing and reporting for 2005 being approximately 112 days.

We license title production and accounting software from third parties, including some competitors, some of which is critical to the operation of our business.

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

In the ordinary course of business, our underwriting subsidiaries represent and defend the interests of their insureds, and our consolidated financial statements provide for estimated losses and loss adjustment expenses arising from claims. Title insurers are sometimes subject to unusual claims (such as claims of Indian tribes to land formerly inhabited by them), claims resulting from fraud and defalcation, claims from large classes of claimants and other claims arising outside the insurance contract, including but not limited to, alleged negligence in search, examination or closing, alleged improper claims handling, alleged bad faith, alleged collection of excess premiums from certain consumers alleged to be entitled to a re-issue rate, and alleged improper charges for recording and other fees. The damages alleged in such claims arising outside the insurance contract may exceed the stated liability limits of the policies involved.

Standard & Poor’s® (“S&P”), a division of The McGraw-Hill Companies, Inc., has assigned a financial strength rating of “A-” to our title insurance operations. According to S&P, an insurer rated “A” has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings, and the minus (-) rating indicates relative standing within the “A” category. S&P assigns a ratings outlook along with its letter ratings to indicate its expectations of trends that relate to the financial strength rating for the rated company. The ratings outlook assigned by S&P may be either “positive,” “stable” or “negative.” According to S&P, our ratings outlook is “stable.” Fitch, Inc. (“Fitch”) has assigned an “A” rating to our financial strength. According to Fitch, an “A” rating is assigned to those companies that possess strong capacity to meet policyholder and contract obligations, where risk factors are moderate and the impact of any adverse business and economic factors is expected to be small. Fitch also assigns a ratings outlook along with its letter ratings to indicate its expectations of trends that relate to the financial strength rating for the rated company. The ratings outlook assigned by Fitch may be either “positive,” “stable” or “negative.” According to

Fitch, our ratings outlook is “stable.” The S&P and Fitch ratings are not designed for the protection of investors and do not constitute recommendations to buy, sell or hold any security. Additionally, both Fitch and S&P have assigned senior debt ratings to our convertible debentures due 2033 and 2034. They have been assigned ratings of “BBB” and “BBB-,” respectively.

We place a high priority on maintaining effective quality assurance and claims administration programs. Our quality assurance program focuses on quality control, claims prevention and product risk assessment for our independent agencies. The claims administration program focuses on improving liability analysis, prompt, fair and effective handling of claims, early evaluation of settlement or litigation with first and third-party claimants and appropriate use of ADR (Alternative Dispute Resolution) in claims processing. In addition, to reduce the incidence of agency defalcations, we established due diligence requirements in connection with the appointment of new agents, procedures for renewing existing agents and an Agency Audit Program. We continue to refine our systems for maintaining effective quality assurance and claims administration programs.

Facultative Reinsurance and Coinsurance

Our title insurance subsidiaries distribute large title insurance risks by entering into facultative reinsurance agreements with other title insurance companies (the “reinsurer”). In facultative reinsurance agreements, the reinsurer assumes a portion of the risk that the primary title insurance company (the “ceding company” or “ceder”) decides not to retain in consideration of a premium. The ceder, however, remains liable to the insured under the policy for the total risk, whether or not the reinsurer meets its obligation. Reinsurance agreements may be entered into with related title insurance companies and/or with unaffiliated title insurance companies. When facultative reinsurance agreements are entered into, a primary risk generally in the amount of $5.0 million is retained by the ceder. We enter into reinsurance arrangements both as the reinsurer and the ceder.

We generally purchase facultative reinsurance from unaffiliated reinsurers based upon our review of the underwriting risks, the retention laws of the state where the property is located and the state where the ceding company is domiciled, and the retention limitations imposed by the customer.

We utilize coinsurance to enable us to provide coverage in amounts greater than we would be willing or able to undertake individually. In coinsurance transactions, generally, each individual underwriting company issues a separate policy and assumes a portion of the overall total risk. Each coinsurer is liable only for the particular portion of the risk it assumes.

Our title insurance subsidiaries enter into facultative reinsurance and coinsurance arrangements with most of the larger participants in the title insurance market, and such arrangements are not concentrated with any single title insurance company. Revenue and claims from facultative reinsurance are not material to our business as a whole. The exposure on assumed reinsurance risks is reduced due to the ceding company’s retention of a significant primary risk. In addition, the exposure under these agreements generally ceases upon a transfer of the property and, with respect to insured loans, is decreased by reductions in mortgage loan balances. For these reasons, the actual exposure is much less than the total reinsurance our title insurance subsidiaries have assumed. Loss reserves on assumed reinsurance business are maintained on a basis consistent with reserves for direct business.

We maintain excess of loss catastrophic insurance through Lloyd’s of London totaling $50.0 million. The Lloyd’s policy provides fidelity and title loss coverage up to $50.0 million with a $20.0 million deductible for title losses and a lesser deductible for other losses.

We have not paid as reinsurer or recovered as ceder any material reinsured losses under a facultative reinsurance agreement during the three year period ended December 31, 2005.

Title Operations Revenue

The table below sets forth, for the years ended December 31, 2005, 2004 and 2003, the approximate title operating revenue and percentages of our total title revenue for the five states representing the largest percentages of such revenue and for all other states and countries combined:

Revenue by State (Dollars in millions)

	2005		2004		2003
California	$570.9	16.0%	$531.6	16.4%	$470.8	14.4%
Florida	384.1	10.7%	280.5	8.7%	223.2	6.8%
Texas	371.7	10.4%	354.4	11.0%	411.3	12.6%
New York	283.0	7.9%	214.8	6.6%	195.0	6.0%
Arizona	204.3	5.7%	132.2	4.1%	111.7	3.4%
Other	1,759.5	49.3%	1,722.1	53.2%	1,847.8	56.8%

Total Title Revenue	$3,573.5	100.0%	$3,235.6	100.0%	$3,259.8	100.0%

Title operating revenues represented 92.4 percent, 93.9 percent and 97.4 percent of our total consolidated operating revenues for the years ended December 31, 2005, 2004 and 2003.

Sales and Marketing

The Title Insurance Market—For sales and marketing purposes, we generally distinguish between residential and commercial real estate transactions. Residential real estate business results from the construction, sale, resale and refinancing of residential properties, while commercial real estate business results from similar activities with respect to properties with a business or commercial use. Although precise data is not available to compare the percentage of our total premium revenue derived from residential versus commercial real estate transactions, approximately 72.0 percent of such revenue in 2005 resulted from policies providing coverage of $1.0 million or less (which tend to be residential) and approximately 28.0 percent of such revenue resulted from policies providing coverage in excess of $1.0 million (which tend to be commercial).

Residential Transactions—Our primary source of residential business is from the local real estate community, such as attorneys, real estate brokers and developers, financial institutions, mortgage brokers and independent escrow agents. We serve the residential market through two major distribution channels: direct company owned offices and title insurance agents. Maintenance and expansion of these referral sources is integral to our marketing strategy for local residential business. Because most of our residential business arises from these local relationships, we are committed to providing an array of service offerings to these customers that, along with title insurance and closing services, provide a more complete solution to their residential real estate transaction needs.

Commercial Transactions—Our Commercial Services division specializes in coordinating, underwriting and closing complex commercial and multi-property transactions. As part of the implementation of our customer focused strategy, in 2004 we began aligning our local commercial offices with our national commercial offices. As of December 31, 2005, we have personnel providing commercial transaction expertise in 46 offices in 32 geographic markets in the United States. Each office is focused on providing transaction and support services to national and local commercial accounts. The transaction and support services benefit both company offices as well as independent agents who handle substantial commercial transactions.

In addition, we believe we are one of the more strongly capitalized title insurers in the industry, with an aggregate statutory equity of $505.9 million as of December 31, 2005. Our financial strength is an important factor in marketing our commercial title business capabilities, enabling it to underwrite larger title policies and retain higher levels of risk without purchasing reinsurance from a third party. Our financial strength, as evidenced by the ratings from S&P and Fitch, is important in competing for commercial title insurance business. See additional information on our financial strength ratings in the section entitled “Insured Risk on Policies in Force” above.

Marketing Strategy—We continue our transition from title insurance product delivery to providing multiple real estate transaction services. This strategy entails becoming more of a single source provider of the multiple products and services involved in real estate transactions. We continue to differentiate ourselves based on customer service and to expand a branding process to identify all of our operations under the LandAmerica name.

In 2005, we continued to focus on customer service initiatives, including supporting our Superior Service Guarantee in most of our branch offices that provides for the refund of the escrow fee when a residential customer is not satisfied with our service; supporting LenderXtrasm, a flexible approach to product bundling that allows national lenders to create customized service packages that include LenderXtraOrder™, our online platform that allows real-time, instant price quotes and order conversion for bundled lender services; enhancing our AgentExtrasm program as a standard for delivering customized business and marketing solutions to our national network of agents; introducing in select markets Landamclosing.com, a web-based site for opening and closing orders and the management of documents by our residential customers; and supporting the LandAmerica Commercial Connection, a web-based site for opening and closing orders and the management of documents by our commercial customers.

Customers

As of December 31, 2005, no single agent was responsible for more than 5 percent of our title insurance revenue. In addition, our title insurance business is not dependent upon any single customer. The loss of any independent agent or customer would not have a material adverse effect on us.

Competition

The business of providing real estate transaction services is very competitive. Competition for residential title insurance business is based primarily on price and quality of service. Service quality is based upon a number of factors, including the ability to respond quickly and accurately to customers and technological capabilities (resulting in the delivery of a readily accessible, efficient and reliable product). With respect to national and regional lenders, service quality includes a large distribution network and the ability to deliver a broad array of real estate services quickly, efficiently and through a single point of contact. Competition for commercial title business is based primarily on price, service, expertise in complex transactions and the size and financial strength of the insurer. Title insurance underwriters also compete for agents on the basis of service and commission levels. For each of these customer groups, we have increased our emphasis on service levels and the variety of services and products we provide.

Our principal competitors are other major title insurance underwriters and their agency networks. Our principal competitors during 2005 were Fidelity National Title Group, Inc. which was spun off from Fidelity National Financial, Inc. in October 2005 (“FNT”), Old Republic International Corporation, Stewart Information Services, Inc. and The First American Corporation. While there are approximately 88 title insurance underwriting companies licensed in the United States that generate 99 percent of the industry’s underwriting market, the top five companies (consisting of us and our four principal competitors and their consolidated subsidiaries) accounted for approximately 92 percent of the title insurance underwriting market in 2004, the latest date for which information is available, based on public filings made by those companies.

Our title insurance subsidiaries are subject to regulation by the insurance authorities and enforcement of laws by other governmental authorities of the states in which they do business. Our title insurance subsidiaries are subject to compliance with the Real Estate Settlement Procedures Act (“RESPA”) on one to four family residential transactions which is primarily enforced by the U.S. Department of Housing and Urban Development. See “Regulation.” Within this regulatory framework, we compete with respect to premium rates, coverage, risk evaluation, service and business development.

State regulatory authorities impose underwriting limits on title insurers based primarily on levels of available capital and surplus. We have underwriting limits that are comparable to our four principal competitors. While such limits may theoretically hinder our title insurance subsidiaries’ assumption of a particular large underwriting liability, in practice we have established our own internal risk limits at levels substantially lower than those allowed by state law. In addition, we may spread the risk of a large underwriting liability over our three principal title underwriting subsidiaries. Therefore, we do not consider statutory capital-based risk limits to be a significant factor in the amount of underwriting we may undertake.

Business Strategy

Our long-term objective is to enhance our position as a premier provider and manager of integrated real estate transaction services while maximizing our profitability throughout the real estate market cycle. To accomplish this objective, we are pursuing various business initiatives designed to broaden our market position and provide the framework to enhance growth and maximize profitability.

Focusing on the Customer—We have a customer-focused strategy to increase intimacy with our customers. In conjunction with that strategy, we have leadership positions and teams to support our primary customer groups: agents, residential, commercial and national lenders. With the objective of fostering customer loyalty, these leaders and teams are responsible for consistent service quality and operational excellence by providing common support platforms and structures for the various markets in which we operate. Our shared support resources are organized to provide direct support to our customer-focused operations. Production and Process Improvement is a shared resource providing title production services to our teams that support our primary customer groups. Technology resources focus on providing superior customer service and increasing our operational efficiency through electronic business solutions and technology support. Our other shared resources, such as human resources and legal, provide direct support to our internal customers through dedicated business partners.

Expanding Title Insurance Distribution Capabilities and Broadening Real Estate Transaction Services Offerings—We seek to increase our share of the title insurance market by expanding and enhancing our distribution channels through the hiring and retention of experienced industry professionals with strong local relationships, the opening of new offices in markets with the potential for significant transaction volume, acquisitions of title insurance agencies or underwriters and selectively engaging in title insurance agency joint ventures in order to strengthen our presence in particularly attractive markets. In the case of the acquisition of agencies or small to medium-size underwriters, we review the agency’s or underwriter’s profitability, location, growth potential in its existing market, claims experience and, in the case of an underwriter, the adequacy of its reserves. In 2005, we acquired two title agencies and one escrow company. Throughout our title customer base, there is demand for providers of multiple, diverse real estate transaction services. In particular, the large national mortgage lenders expect that necessary services related to the mortgage financing process will be available from and billed by a single source. Our strategy is to continue to expand both our array of real estate transaction products and services available to lenders and other title customers and the distribution channels through which they are offered.

Maintaining Commercial Real Estate Market Strength—Participation in the commercial real estate market partially offsets some of the cyclicality of the residential real estate market, where transaction volumes are more susceptible to changes in interest rates. We maintain our presence in the commercial real estate market primarily due to the high quality service that we provide and our expertise in handling complex transactions, the financial strength ratings of our underwriting subsidiaries and our strong capital position. In particular, the combined capital position of our three principal underwriting subsidiaries enables us to underwrite large commercial policies while purchasing less facultative reinsurance, thus increasing profitability.

Reducing Costs and Expenses—Losses resulting from claims under title insurance policies represent a relatively small part of our overall costs. Operating costs constitute the largest portion of expenses relating to providing title insurance and are relatively high compared to other types of insurers. We utilize a production unit model in which our three principal title operating subsidiaries share a single back office processing center in a geographic region while continuing to market from separate storefronts under different operating names. In 2005, we expanded our production unit model by aligning our title production units under one division. The production division is responsible for the delivery of title products to our direct company-owned offices and title insurance agents. We provide escrow support from several centralized locations, thereby increasing service levels and improving efficiency. We have also implemented out-sourcing and off-shoring initiatives to streamline operations in areas where it has been determined that these initiatives will be cost efficient, improve customer service, and provide value to our shareholders.

Enhancing Cost Control Flexibility—We manage our personnel and other operational expenses to reflect changes in the level of activity in the real estate market. As a result, our employee base expands and contracts over time. Personnel and administrative costs in the Title Operations segment do not decrease as rapidly as transaction volumes decrease due to our inability to change headcount in direct correlation to volume changes. Any acquisition also expands our employee base. In order to manage personnel costs more efficiently throughout the real estate cycle, we use temporary or part time employees where appropriate to staff operations so we can respond more rapidly to changes in real estate activity.

Regulation

The title insurance business is regulated by state regulatory authorities that possess broad powers relating to the granting and revoking of licenses, and the type and amount of investments which our title insurance subsidiaries may make. These state authorities also regulate insurance rates, forms of policies, claims handling procedures and the form and content of required annual statements, and have the power to audit and examine financial and other records and the market conduct of these companies. Other governmental authorities have the power to enforce state and federal laws to which our title insurance subsidiaries are subject, including but not limited to, state anti-rebate and anti-kickback statutes and RESPA. Some states require title insurers to own or lease title plants. A substantial portion of the assets of our title underwriting subsidiaries consists of their portfolios of investment securities. Each of these subsidiaries is required by the laws of its state of domicile to maintain assets of a statutorily defined quality and amount. See “Investment Policies” below. Under state laws, certain levels of capital and surplus must be maintained and certain amounts of portfolio securities must be segregated or deposited with appropriate state officials. Various state statutes require title insurers to defer a portion of all premiums in a reserve for the protection of policyholders and to segregate investments in a corresponding amount. State regulatory policies also restrict the amount of dividends and distributions that title insurance companies may pay to their shareholders without prior regulatory approval. Generally, all of the title underwriters that meet certain financial thresholds are required to engage independent auditors to audit their statutory basis financial statements which, along with the auditor’s report, must be filed with the state insurance regulators.

The National Association of Insurance Commissioners (the “NAIC”) has adopted model legislation that if enacted by individual states would regulate title insurers and agents nationally and would change certain statutory reporting requirements. The model legislation also would require title insurers to audit agents periodically and require licensed agents to maintain professional liability insurance. A number of states have adopted legislation similar to some of the provisions contained in the NAIC model legislation. We cannot predict whether all or any portion of the proposed legislation or any other legislation further regulating title insurers and agents will be adopted in any other states or federally. Also, the NAIC has adopted an instruction requiring an annual certification of reserve adequacy by a qualified actuary. Because all of the states in which our title insurance subsidiaries are domiciled require adherence to NAIC filing procedures, each such subsidiary, unless it qualifies for an exemption, must file an actuarial opinion with respect to the adequacy of its reserves.

Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by state agencies of any change in control of an insurance company or insurance holding company that is domiciled (or, in some cases, doing business) in that state. Under such current laws, any future transaction that would constitute a change in control would generally require approval by the state insurance departments of Arizona, California, New Jersey, Pennsylvania, Tennessee, Texas and Virginia. Such a requirement could have the effect of delaying or preventing certain transactions affecting the control or the ownership of our Common Stock, including transactions that could be advantageous to our shareholders.

Cyclicality and Seasonality

The title insurance business is closely related to the overall level of residential and commercial real estate activity, which is generally affected by the relative strength or weakness of the United States economy. In addition, title insurance volumes fluctuate based on the effect that changes in interest rates have on the level of real estate activity. Periods of increasing interest rates usually have an adverse impact on real estate activity and therefore premium and fee revenue. In contrast, real estate activity usually increases when interest rates fall. During 2005, interest rates continued to remain at relatively low levels in comparison to interest rates in the United States over the past three years.

Prior to 2002, residential real estate activity has been generally slower in the winter, when fewer families buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity is generally more uniform throughout the seasons, but is subject to interest rate variability. We typically report our lowest revenue in the first quarter, with revenue increasing into the second quarter and through the third quarter. The fourth quarter customarily may be as strong as the third quarter, depending on the level of activity in the commercial real estate market. Due to an unusually low interest rate environment in the last three years, our results have not followed the typical seasonal patterns. In 2002, 2003 and 2004, our fourth quarter revenue was stronger than the third quarter. In 2002 and 2003, this increase was primarily due to an increase in commercial real estate activity and refinance activity. In 2004, the increase in fourth quarter revenue was due to an increase in commercial real estate activity and other direct revenue. Revenue for 2005 was more in line with our typical historical results.

Environmental Matters

Title insurance policies specifically exclude any liability for environmental risks or contamination. Policies issued before 1984, while not specifically addressing environmental risks, are not considered to provide any coverage for such matters, and we have not experienced and do not expect any significant expenses related to environmental claims.

Through our subsidiaries, we sometimes act as a temporary title holder to real estate under a nominee holding agreement and sometimes participate in title holding agreements involving tax-deferred exchanges. Our customers in such situations generally are financially strong entities from whom we secure indemnification for potential environmental and other claims. In other situations where we might acquire title to real estate, we will generally require that an appropriate environmental assessment be made to evaluate and avoid any potential liability.

Lender Services

Products and Services

The Lender Services segment focuses on mortgage lenders as a distinct customer base for certain of our products and services, which include real estate tax processing, flood zone certifications, consumer mortgage credit reporting, default management services, and mortgage loan subservicing. In 2005, Lender Services reorganized the management of the independent operations described below to represent the products and services offered by and manage the operations of those entities under the Lender Services umbrella with focus on the three lines of business of its lender customers: loan origination, loan servicing, and subservicing.

Tax Services—LandAmerica Tax & Flood Services, Inc. (“LATF”) offers real estate tax processing services to mortgage lenders. LATF monitors and reports real estate property tax data needed by mortgage lenders on properties securing loans made by such mortgage lenders. During the lending process, LATF can advise lenders whether any delinquent taxes are associated with the property. Where the lender requires an escrow for the payment of taxes by borrowers during the term of the loan, LATF determines the timing and amount of the tax payment due on the property and interfaces with the loan servicing department of the mortgage lender and the various local taxing authorities to facilitate the timely payment of real property taxes.

Services performed for mortgage lenders vary significantly, as some lenders prefer complete outsourcing of all tax service functions to LATF while other lenders prefer to perform their own tax services and purchase data from LATF. We believe that the trend among large lenders recently has been to perform certain functions of their own tax services, known as insourcing. LATF has developed a series of products to provide those lenders with the data and other tools they need to insource tax service functions. Four mortgage lending customers account for approximately 50 percent of LATF’s gross revenue. LATF competes on the basis of price and service with its three main competitors in the tax service business—The First American Corporation, Fidelity National Financial Corporation and ZC Sterling Insurance Agency, Inc.

Flood Zone Certifications—Through LATF, we provide mortgage lenders with information to determine if property that is to be used to secure a loan is located in a special flood hazard area as defined by the U.S. Federal Emergency Management Agency (“FEMA”). If the structure is in a special flood hazard area, the borrower is required to purchase flood insurance prior to closing of the transaction. LATF’s flood service includes an initial flood zone determination report provided to the lender at the origination of the loan and subsequent notifications to the lender during the term of the loan of any changes in a property’s flood zone status brought about by changes in flood insurance rate maps by FEMA.

Although there are numerous suppliers of flood zone certification services, the largest competitors of LATF with whom it competes on the basis of price and service are The First American Corporation and Fidelity National Financial, Inc. In 2005, we launched an enhanced LATFnet™, a web-based order entry and reporting system for our tax and flood customers.

Consumer Mortgage Credit Reporting—We provide consumer mortgage credit reporting services through LandAmerica Credit Services, Inc. (“LACS”). LACS is a nationwide provider of consumer credit reports and income, employment, and tax return verifications to lenders engaged in mortgage origination. LACS’s technology interfaces with many loan origination systems and permits 24 hours, 7 days a week monitoring and response. Our credit information is obtained using technology linked to the three major credit repositories—Equifax, Experian and Trans Union. In addition, through LACS’s Bureau Direct™, a borrower’s erroneous credit information can be updated at each of the three major credit repositories in 72 hours or less, thereby reducing the necessary paperwork and time required by the borrower and the lender seeking to close a consumer’s lending transaction.

Although there are numerous suppliers of credit reporting services, the largest competitors of LACS are The First American Corporation and Kroll Factual Data, Inc.

Default Management—Our subsidiary, LandAmerica Default Services Company (“LADS”), provides comprehensive default management services to lenders and mortgage servicing operations. These services consist of customized reports, broker price opinions and appraisals, foreclosure, management of properties acquired at foreclosure, bankruptcy services, reconveyance processing and lien release.

Although there are numerous suppliers of default management services, the largest competitors of LADS with whom it competes on the basis of price and service are The First American Corporation and Fidelity National Title Group, Inc.

Mortgage Loan Subservicing—We provide loan subservicing services through our subsidiary, LoanCare Servicing Center, Inc. (“LoanCare”), a national mortgage loan subservicer. LoanCare is an approved servicer with the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association, the Federal Housing Administration, the Veterans Administration, several nationwide financial institutions, and a number of private investors. Our loan subservicing services are offered through interim and private label subservicing programs. Interim subservicing is utilized by lenders selling loans in the secondary market pending the transfer of the loans and the related servicing rights to a permanent purchaser/investor. The private label subservicing program is utilized by lenders wishing to promote the relationship between themselves and their borrowers. Although there are numerous providers of loan subservicing services, the largest competitors of LoanCare with whom it competes on the basis of price and service are Cenlar FSB, GMAC Mortgage Corporation, and Countrywide Home Loans, Inc.

Portions of our Lender Services segment have seasonal trends similar to our Title Operations segment, particularly in our tax and flood and credit servicing businesses. However, due to the nature of the revenue deferrals made in this segment, as noted above, the impact on our results of operations will differ. In instances where we receive cash in advance for services for real estate tax payment and flood certification services, the revenue is deferred and amortized ratably over the anticipated life of the loan servicing. This ratable amortization has the impact of reducing the volatility in revenue related to this segment; however, loss of a customer may accelerate recognition of revenue in certain periods resulting in one-time volatility.

Financial Services

The Financial Services segment includes Orange County Bancorp and its wholly-owned subsidiary, Centennial Bank, a California industrial bank we acquired in November 2003 (“Centennial”). Centennial’s primary business is the origination and bulk purchase of commercial real estate loans in the Southern California market. Deposits are solicited through the internet for both certificates of deposit and passbook savings accounts. As an industrial bank, Centennial does not accept demand deposits, such as checking accounts, that provide for payment to third parties. Centennial does not offer banking services such as credit cards or automated teller machines. We utilize Centennial to hold a portion of our escrow deposits. The following is a summary of certain information relating to Centennial’s deposits, loans and allowances for loan losses for the last five years. As noted above, information related to periods prior to November 30, 2003, have not been included in our financial position and results of operations as we acquired the bank effective November 30, 2003.

At December 31, 2005, Centennial held $547.2 million in total deposits. Certificates of deposit and passbook savings accounts represented 47.3 percent and 52.7 percent, respectively, of total deposits as of that date.

At December 31, 2005, Centennial had $436.1 million of outstanding loans which is 79.7 percent of total deposits. The average loan balance outstanding at December 31, 2005 was $0.8 million. Centennial makes loans only on a secured basis, at loan-to-value percentages typically no greater than 75 percent. Significantly all of Centennial’s loans are made on a variable rate basis. Loans that Centennial made or acquired during 2005 ranged in amount from $0.3 to $9.0 million. Centennial’s commercial real estate loans are typically smaller in size and more tailored to fit the customer than those issued by large financial institutions that maintain minimum size requirements of $0.5 million to $1.0 million or more. Centennial’s primary competitors in the California market are local community banks, thrift and loan companies and, to a lesser extent, commercial banks.

The average yield on Centennial’s loan portfolio as of December 31, 2005 was 6.4 percent. A number of factors are included in the determination of average yield, principal among which are interest, loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of discounts on purchased loans.

The following table presents the amounts of Centennial’s outstanding loans, by category, as of the dates indicated.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In millions)
Commercial, financial and agricultural	$—	$—	$0.1	$0.1	$0.3
Real estate—mortgage	435.8	342.3	253.9	203.7	142.8
Installment loans to individuals	0.3	1.5	4.3	11.0	18.7
Lease financing	—	—	—	0.3	0.3

Total	$436.1	$343.8	$258.3	$215.1	$162.1

The performance of Centennial’s loan portfolio is evaluated on an ongoing basis by our management. Loans are typically classified as non-accrual if they miss three or more contractual payments. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, in accordance with the contractual payment terms of interest and principal. While a loan is classified as non-accrual and future collectibility of the recorded loan balance is doubtful, collections of both interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest may be recognized on a cash basis.

The following table sets forth the amount of Centennial’s nonperforming loans as of the dates indicated.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in millions)
Nonaccrual loans	$—	$—	$0.1	$0.1	$0.1

Total nonperforming assets	$—	$—	$0.1	$0.1	$0.1

Allowance for loan losses to nonperforming assets	N/A	N/A	23.44X	30.57X	18.43X

Nonperforming assets to period end loans	0.00%	0.00%	0.04%	0.03%	0.05%

Based on a variety of factors concerning the creditworthiness of its borrowers, we determined that Centennial had no potential problem loans in existence as of December 31, 2005.

The allowance for loan losses is established through a provision for loan losses. A loan is charged off against the allowance for loan losses when we believe that collectibility of the principal is unlikely. The allowance is an amount that we believe is adequate to absorb estimable and probable losses on existing loans and contracts. We take into consideration changes in the nature and volume of our portfolio, overall portfolio quality, prior loss experience, review of specific problem loans and contracts, regulatory guidelines and current economic conditions that may affect the borrower’s ability to pay. Additionally, certain regulatory agencies, as part of their examination process, periodically review our allowance for loan losses. These agencies may require adjustments to the allowance based on their judgment regarding information made available to them. See Note 1 to the accompanying Consolidated Financial Statements.

The following table provides certain information with respect to Centennial’s allowance for loan losses, and charge-off and recovery activity, for the periods indicated.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in millions)
Balance at beginning of period	$3.4	$2.6	$2.1	$1.6	$1.3
Charge-offs:
Installment loans to individuals	—	0.1	0.3	0.5	0.6

Total loans charged off	—	0.1	0.3	0.5	0.6

Recoveries:
Real estate—mortgage	—	—	—	—	—
Installment loans to individuals	—	—	0.1	0.1	0.1

Total recoveries	—	—	0.1	0.1	0.1

Net charge-offs	—	0.1	0.2	0.4	0.5
Provision for loan losses	0.8	0.9	0.7	0.9	0.8

Balance at end of period	$4.2	$3.4	$2.6	$2.1	$1.6

Ratio of net charge-offs to average loans outstanding during the period	0.0%	0.0%	0.1%	0.2%	0.4%

The following table shows the allocation of Centennial’s allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated.

	Year Ended December 31,
	2005		2004		2003		2002		2001
	(Dollars in millions)
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Real estate—mortgage	$2.1	50.0%	$1.7	50.0%	$1.3	50.0%	$0.9	42.9%	$0.6	37.5%
Installment loans to individuals	—	— %	0.1	2.9%	0.2	7.7%	0.4	19.1%	0.6	37.5%
Unallocated	2.1	50.0%	1.6	47.1%	1.1	42.3%	0.8	38.0%	0.4	25.0%

Total	$4.2	100.0%	$3.4	100.0%	$2.6	100.0%	$2.1	100.0%	$1.6	100.0%

(1)	Each percentage represents the percent of the loans in the applicable category to total loans.

Corporate and Other

The Corporate and Other group of businesses include LandAmerica Assessment Corporation, LandAmerica Property Inspection Service, Inc, formerly known as Inspectech, Inc., LandAmerica Valuation Corporation, and Buyers Home Warranty Company.

LandAmerica Assessment Corporation—Our subsidiary, LandAmerica Assessment Corporation, offers due diligence services to assist clients in determining the initial feasibility of commercial real estate transactions and ongoing due diligence requirements in the United States, Canada, Mexico, the Caribbean and Europe. LandAmerica Assessment Corporation’s field professionals provide coverage for a variety of due diligence services including property condition assessment services, environmental assessment services, construction monitoring services, and surveillance services.

Property condition assessment services typically involve the assessment of the condition of a property and its systems including structural integrity, HVAC, mechanical and electrical, fire and safety, as well as zoning, building code and handicap compliance. LandAmerica Assessment Corporation also will assess seismic vulnerability, providing our clients with a statement of probable maximum loss based on field observation, geotechnical information, seismicity, liquefaction and slope gradient.

Environmental assessment services are used to determine the environmental liability risk of a given property. LandAmerica Assessment Corporation is well-versed in a wide variety of scope variations and has experience with most major lending institutions and investment banking criteria including ASTM E 1528, Fannie Mae®, Freddie Mac®, Thrift Bill 16, and S&P.

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

LandAmerica Inspection Services—Our subsidiary LandAmerica Property Services, Inc., formerly known as Inspectech, Inc., provides commercial and residential inspections for real estate transactions in Arizona, California, Florida, Georgia, Illinois, Indiana, Kentucky, Michigan, Missouri, New Jersey, North Carolina, Ohio, Texas, and Wisconsin.

LandAmerica Valuation Corporation—Our subsidiary LandAmerica Valuation Corporation offers commercial appraisals and valuations on all types of commercial property including office, retail, industrial, multi-family, special purpose, and hospitality. Custom report formats are offered based on lender specifications in addition to all standard commercial reports.

Buyers Home Warranty—Buyers Home Warranty Company (“BHW”), headquartered in California, provides and services home warranty contracts in California, Texas, Arizona, Colorado, Nevada, New Mexico, and Oklahoma.

Investment Policies

We earn investment income from our portfolio consisting primarily of fixed-maturity debt securities issued principally by corporations and United States, state and local jurisdictions, as well as by United States government agencies. Additionally, we earn investment income through our portfolio of loans receivable at Centennial. The investment portfolio primarily resides in our title underwriting subsidiaries, while the loan portfolio is reported in our Financial Services segment. At December 31, 2005, substantially all of our investment portfolio consisted of investment grade securities. Under our investment guidelines, up to 5 percent per investment class of the investment portfolio may be invested in non-fixed maturity investments which may include business development, real estate, tax credits and private placement securities. Our portfolio is managed to comply with the various state regulatory requirements while maximizing net after-tax yield. During 2005, we changed our guidelines to permit a 5 percent allocation to non-REIT common stocks in unaffiliated entities. Our investment portfolio is managed by professional investment advisors under guidelines that govern the types of permissible investments, investment quality, maturity, duration, and concentration of issuer. These guidelines and our investment strategies are established and periodically reexamined by the Investment Funds Committee of our Board of Directors. This committee also reviews the performance of the investment advisors on a quarterly basis. See Note 3 to the accompanying Consolidated Financial Statements.

Centennial’s loan portfolio consists primarily of moderately sized commercial real estate loans to individuals, corporations, LLCs and partnerships. Loan applications go through a rigorous underwriting process before being submitted for approval to the Loan Committee of Centennial’s Board of Directors. Although the vast majority of loans are secured by real estate located in California, the portfolio is well diversified by borrower, property location and property type. Loans typically meet maximum loan to value requirements of 75 percent. Operating income and rental income generated by the real estate of the borrower generally results in a debt coverage ratio in excess of 1.15x. Monthly loan portfolio performance reports are reviewed by Centennial’s Board of Directors.

Employees

As of December 31, 2005, we had approximately 12,200 full time and 1,050 part time employees. Our relationship with our employees is good. No employees are covered by any collective bargaining agreements, and we are not aware of any union organizing activity relating to our employees.

ITEM 1A. RISK FACTORS

Our business is subject to various risks, including the risks described below. Our business, operating results and financial condition could be materially and adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Our results of operations and financial condition are susceptible to changes in mortgage interest rates and general economic conditions.

The demand for our title insurance and other real estate transaction products and services is dependent upon, among other things, the volume of commercial and residential real estate transactions, including mortgage refinancing transactions. The volume of these transactions has historically been influenced by factors such as interest rates and the state of the overall economy. When interest rates are increasing or during an economic downturn or recession, real estate activity typically declines and we tend to experience lower revenue and profitability. Foreign hostilities could change the demand for real estate transactions. The cyclical nature of our business has caused fluctuations in revenue and profitability in the past and is expected to do so in the future. In addition, changes in interest rates may have an adverse impact on our return on invested cash, the market value of our investment portfolio and interest paid on our bank debt.

Our operating revenue for the year ended December 31, 2005 increased by 12.3 percent over the prior year, primarily due to a favorable mortgage interest rate environment and strong commercial transactions. While in 2005 mortgage interest rates continued to remain at relatively low levels, we have experienced a decline in refinancing transactions since the third quarter of 2003 when mortgage interest rates began to moderately increase. For fiscal year 2006, we expect that the level of refinancing transactions will be substantially below the levels experienced in recent years.

We are subject to government regulation.

We are subject to federal and state laws and regulations that are administered and enforced by insurance regulators and other governmental authorities. These laws and regulations are generally intended for the protection of policyholders and consumers rather than security holders. The nature and extent of these laws and regulations vary from jurisdiction to jurisdiction, and their applicability varies from subsidiary to subsidiary, but typically involve:

•	prior approval of the acquisition and control of an insurance company or of any company controlling an insurance company;

•	regulation of certain transactions, including dividend payments, entered into by an insurance company with any of its affiliates;

•	approval of premium rates for insurance;

•	standards of solvency and minimum amounts of capital surplus that must be maintained;

•	limitations on types and amounts of investments;

•	restrictions on the size of risks that may be insured by a single company;

•	licensing of insurers, agents, inspectors, appraisers, home warranty, loan subservicing and other companies and/or employees and independent contractors;

•	deposits of securities for the benefit of policyholders;

•	approval of policy forms;

•	methods of accounting;

•	establishing reserves for losses and loss adjustment expenses;

•	regulation of underwriting, marketing and business practices;

•	regulation of reinsurance;

•	regulation of escrow accounts;

•	regulation regarding the use of personal information; and

•	filing of annual and other reports with respect to financial condition and other matters.

Centennial is subject to regulation and supervision by the Federal Reserve Bank, the Federal Deposit Insurance Corporation and the California Department of Financial Institutions. Banking regulations are intended primarily to protect depositors and the federal deposit insurance funds and not shareholders. Regulatory requirements affect, among other things, our banking subsidiary’s practices, capital level, investment practices, dividend policies and growth.

These laws and regulations are subject to change and may impede, impose burdensome conditions on, or cause rate adjustments or other actions that could materially and adversely affect our business, operating results and financial condition. In addition, state regulatory examiners perform periodic examinations of insurance companies. We can make no assurances regarding the potential impact of state or federal laws, regulations, policies or interpretations that may change the nature or scope of title insurance or other regulation.

Heightened regulatory scrutiny of us and the title insurance industry could materially and adversely affect our business, operating results, and financial condition.

We are and have in the past been subject to information requests and subpoenas from various regulatory authorities relating to investigations of our business practices and the title insurance industry. Multiple states are specifically investigating captive reinsurance, a practice where the reinsurer is owned by another entity who helps place the initial request for title insurance. The Government Accountability Office is studying the title insurance product, market, pricing, business practices, and potential regulatory changes. Multiple states have announced their intent to examine pricing levels and competition in the title insurance industry with a view to determining whether prices are too high, and if so, to implement rate reductions. Rate reductions for our title insurance products could result in decreased levels of revenue. If we fail to reduce our staffing and other costs to a level consistent with decreased revenues, there could be a material and adverse effect on our business, operating results, and financial condition. Any restrictions imposed or actions taken by states with respect to us or the title insurance industry in general may adversely affect our business, operating results, and financial condition.

We may not be able to fuel our growth through acquisitions.

Our growth has been facilitated by acquisitions, which may or may not be available on acceptable terms in the future, and which, if consummated, may or may not be advantageous to us. While we expect to continue making acquisitions or entering into joint ventures as part of our long-term business strategy to expand the services we provide and their distribution, no assurances can be given that we will do so or that we will continue to acquire businesses at the levels previously experienced. We may not be able to identify suitable acquisition candidates or complete acquisitions on satisfactory terms. Our competitors also have adopted the strategy of expanding and diversifying through acquisitions, and as a result, we may be forced to pay more to acquire companies.

Our inability to integrate and manage successfully our acquired businesses could adversely affect our business, operating results, and financial condition.

Our acquisitions and joint ventures may or may not be outside of our traditional business operations. The process of integrating any acquired business involves a number of special risks, including our inexperience in managing businesses that provide products and services beyond our traditional business; new regulatory requirements; diversion of management’s attention; failure to retain key acquired personnel (resulting from changes in compensation, reporting relationships, future prospects, or the direction of the business); increased costs to improve managerial, operational, financial and administrative systems; legal liabilities; amortization of acquired intangible assets; and failure in the implementation of controls, procedures and policies appropriate for a larger public company that the acquired business lacked prior to acquisition. In addition, there can be no assurance that acquired businesses will achieve anticipated levels of revenue, earnings or performance. Our failure to manage acquisitions successfully could materially and adversely affect our business, operating results, and financial condition.

Regulatory non-compliance, fraud or defalcations by our title insurance agents or employees could adversely affect our business, operating results, and financial condition.

Our title insurance agents are entities that often represent more than one title insurance underwriter and operate their businesses independently, but subject to various underwriting guidelines from their title underwriter(s). In addition to potential liability on policies written by our agents, governmental authorities or litigants may seek to assign liability to us for the actions of our agents in circumstances where they were acting outside the scope of their authority as agents. In certain circumstances, we may incur losses for the fraud, defalcation, regulatory noncompliance and other misconduct of our agents and employees. To the extent that any loss is substantial, there could be a material adverse effect on our business, operating results, and financial condition.

Competition in our industry affects our revenue.

The business of providing real estate transaction products and services is very competitive. Competition for residential title insurance business is based primarily on price and quality of service. With respect to national and regional mortgage lenders, service quality includes a large distribution network and the ability to deliver a broad array of real estate services quickly, efficiently and through a single point of contact. Competition for commercial title business is based primarily on price, service, expertise in complex transactions and the size and financial strength of the insurer. Title insurance underwriters also compete for agents on the basis of service and commission levels. Although we are one of the largest providers of real estate transaction products and services in the United States, four other companies—FNT, The First American Corporation, Old Republic International Corporation and Stewart Information Services, Inc.—have the size, capital base and agency networks to compete effectively with our products and services. In addition, some of our competitors may have, or will have in the future, greater capital and other resources than us. Competition among the major providers of real estate transaction products and services and any new entrants could materially and adversely affect our business, operating results, and financial condition.

Significant industry changes and new product and service introductions require timely and cost-effective responses.

As a national provider of real estate transaction products and services, we participate in an industry that is subject to significant change, frequent new product and service introductions and evolving industry standards. In addition, alternatives to traditional title insurance, such as lien protection products, have emerged in recent years. We believe that our future success will depend on our ability to anticipate changes in technology and customer preferences and to offer products and services that meet evolving standards on a timely and cost-effective basis. The development and implementation of new products and services may require significant capital expenditures and other resources. There is a risk that customers may not accept our new product and service offerings and we may not successfully identify new product and service opportunities nor develop and introduce new products and services in a timely and cost-effective manner. In addition, products and services that our competitors and other real estate industry participants develop or introduce may render certain of our products and services obsolete or noncompetitive. We license software and technology from third parties, including some competitors, and incorporate it into or sell it in conjunction with our own software products, some of which is critical to the operation of our business. If any of the third party software vendors were to change product offerings, increase prices or terminate our licenses, we might need to seek alternative vendors and incur additional internal or external development costs to ensure continued performance of our products. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the software provided by our existing vendors. If the cost of licensing or maintaining these third party software products or other technology significantly increases, our gross margin levels could significantly decrease. Further, our third party vendors may not have the capacity to develop and support software and systems that are necessary to process large volumes of transactions. In addition, interruption in functionality of our products could adversely affect future sales of licenses and services. Advances in technology could also reduce the useful lives of our products, preventing us from recovering fully our investment in particular products and services. As a result, our inability to anticipate industry changes and to respond with competitive and profitable products and services could materially and adversely affect our business, operating results, and financial condition.

Our litigation risks include substantial claims by large classes of claimants.

From time to time we are involved in litigation arising in the ordinary course of our business. In addition, we currently are and have in the past been subject to claims and litigation not arising in the ordinary course of business from large classes of claimants seeking substantial damages. Material pending legal proceedings not arising in the ordinary course of business are disclosed in our filings with the Securities and Exchange Commission. See Part I, Item 3 “Legal Proceedings” set forth elsewhere in this report. An unfavorable outcome in any class action suit or other claim, inquiry, investigation or litigation against us could have a material adverse effect on our business, operating results, and financial condition.

Key accounting and essential product delivery systems are concentrated in a few locations.

Our corporate headquarters, accounting and technology operations are concentrated in Richmond, Virginia, and at our agency services center located in Louisville, Kentucky. These critical business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control. Although we are upgrading our disaster recovery functionality and have prepared a business continuity plan, a catastrophic event that results in the destruction or disruption of any of our critical business operations or systems could severely affect our ability to conduct normal business operations and, as a result, there could be a material and adverse effect on our business, operating results, and financial condition.

Provisions of our articles of incorporation and bylaws, our shareholder rights plan and applicable state corporation and insurance laws could limit another party’s ability to acquire us and could deprive shareholders of the opportunity to obtain a takeover premium for shares of common stock owned by them.

Provisions in our articles of incorporation and bylaws may make it difficult for another company to acquire us and for shareholders to receive any related takeover premium for our common stock. These provisions include, among other things:

•	a staggered board of directors in which the board of directors is divided into three classes, with one class elected each year to serve a three year term;

•	the absence of cumulative voting in the election of directors;

•	the removal of directors only for cause and only upon the affirmative vote of the holders of at least 80 percent of the outstanding shares entitled to vote;

•	a vote of at least 80 percent of the outstanding shares entitled to vote is required for the approval of a merger or consolidation with, or a sale, lease or exchange of substantially all our assets to, any shareholder that directly or indirectly owns or controls 10 percent or more of the voting power of us; and

•	the ability of our board of directors to issue up to 4,800,000 shares of preferred stock, the terms of which may be determined by our board of directors at the time of issuance without further action by shareholders. The issuance of any preferred stock could materially and adversely affect the rights of holders of our common stock and could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could delay, discourage, prevent or make it more difficult or costly to acquire us or effect a change in control in our board of directors.

In addition, our board of directors has adopted a shareholder rights plan that could result in substantial dilution to persons or groups that acquire beneficial ownership of, or announce a tender offer for, 20 percent or more of our common stock. In connection with the rights plan, the board of directors has issued rights that attach to each share of common stock and authorized the issuance of 200,000 shares of Series A Junior Participating Preferred Stock. The shareholder rights plan expires on August 20, 2007.

The laws of Virginia also contain provisions designed to deter certain takeovers of Virginia corporations. The “affiliated transaction” provisions of Virginia law prohibit, subject to certain exceptions, a Virginia corporation from engaging in specified transactions with the beneficial owner of more than 10 percent of any class of the corporation’s voting securities for a period of three years following the date upon which the shareholder acquires the requisite number of securities. The types of transactions covered by the law include certain mergers, share exchanges, material dispositions of corporate assets not in the ordinary course of business, dissolutions, reclassifications and recapitalizations.

Other provisions of Virginia corporation law generally deny voting rights to shares of a public corporation acquired in a “control share acquisition,” which is an acquisition by any person of beneficial ownership of shares that meet or exceed a specified threshold percentage (20 percent, 33.33 percent or 50 percent) of the total votes entitled to be cast for the election of directors, unless approved by a majority vote of all outstanding shares other than those held by the acquiring person. Although our charter currently makes these provisions inapplicable to acquisitions of shares of our common stock, these provisions could become applicable in the future if an amendment to our charter is approved by our Board of Directors and shareholders.

Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by state agencies of any change in control of an insurance company or insurance holding company that is domiciled (or, in some cases, doing business) in that state. Under such current laws, any future transaction that would constitute a change in control would generally require approval by the state insurance departments of Arizona, California, New Jersey, Pennsylvania, Tennessee, Texas and Virginia. Such a requirement could have the effect of delaying or preventing certain transactions affecting the control or the ownership of our common stock, including transactions that could be advantageous to our shareholders.

Our future success depends on our ability to continue to attract and retain qualified employees.

Our success depends upon our ability to continue to attract and retain highly skilled technical, managerial, sales and marketing personnel. If our efforts in these areas are not successful, our costs may increase, development and sales efforts may be hindered and our customer service may suffer. Although we invest significant resources in recruiting and retaining employees, there is intense competition for personnel in the title insurance industry. From time to time, we experience difficulties in locating enough highly qualified candidates in desired geographic locations, or with required industry-specific expertise.

Our conduct of business in foreign markets creates financial and operational risks and uncertainties that may materially and adversely affect our business, operating results, and financial condition.

We currently provide title insurance and other real estate transaction products and services in foreign countries. As of December 31, 2005, we conducted business in a number of foreign markets, including Mexico, Canada, the Caribbean, Latin America, and Europe. In certain countries where we do business, our products and services have a limited history and are not well-established. As a result, market acceptance of our products and services is uncertain, and we may not be able to successfully implement our business plan. Government regulations may determine how we operate in various countries, which could limit our growth and strategy plans. Our foreign business is subject to potential changes in political and economic conditions in the local markets in which they operate, which could adversely affect their performance. We are also subject to foreign taxes in the countries in which we operate, and changes in tax laws or the interpretation of tax laws may reduce our earnings or may increase our tax cost.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own an office building and adjacent real estate in Richmond, Virginia that is currently used for our corporate offices. This property consists of approximately 128,000 square feet of office space and parking facilities. We issued a press release on January 18, 2006 announcing our intent to sell that property and to relocate and consolidate our national headquarters and other shared resources operations into a larger leased facility in the Richmond metropolitan area. See Note 18 to the accompanying Consolidated Financial Statements. In addition, we and our subsidiary, LandAmerica Tax and Flood, Inc. (“LATF”), own certain properties that, in the aggregate, are not material to our business taken as a whole. Our subsidiaries conduct their business operations primarily in leased office space. As of December 31, 2005, we had numerous leases for our branch offices and subsidiaries throughout the states in which we operate.

Our title plants constitute a principal asset. Title plants consist of copies of public records, maps, documents, previous reports, and policies indexed to specific properties in an area. The title plants are generally located at the office which serves a particular locality or in “service centers” serving multiple localities in major metropolitan areas. They enable title personnel to examine title matters relating to a specific parcel of real property as reflected in the title plant, and eliminate or reduce the need for a separate search of the public records. They contain material dating back a number of years and are updated (with the exception of certain title plants) through the addition of copies of documents filed of record which affect real property. We maintain title plants covering many of the areas in which we operate, although certain offices utilize title plants jointly owned and maintained with other title insurers. We capitalize only the initial cost of title plants. The cost of maintaining such plants is charged to expense as incurred. The title plants and title examination procedures have been automated and computerized to a large extent in many areas.

On February 23, 1998, we entered into an Agreement Containing Consent Order (the “Consent Order”) with the Federal Trade Commission (the “FTC”) in connection with the acquisition of Commonwealth and Transnation. The Consent Order required, and we completed, the divestiture of certain title plants in 12 localities named in the Consent Order. Seven of such localities were in Florida, three were in Michigan, and one each was in Washington, D.C. and St. Louis, Missouri. Pursuant to the terms of the Consent Order, we may not acquire, without prior notice to the FTC, any interest in a title plant in any of the named localities for a period of 10 years following the date of the Consent Order.

We believe that our properties are maintained in good operating condition and are suitable and adequate for our purposes.

ITEM 3. LEGAL PROCEEDINGS

General

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

Litigation Not in the Ordinary Course of Business

On May 9, 2000, Romeo Jergess filed a putative class action suit (the “Jergess Suit”) in the United States District Court for the Eastern District of Michigan, Southern Division (Case No. 00-72124) against Transnation Title Insurance Company (“Transnation”), a subsidiary of LandAmerica. The suit alleged that Transnation’s rate for an owner’s title insurance policy, charged in accordance with rates for new construction filed with the Insurance Bureau of the State of Michigan, were less than the rate paid by the lender for a simultaneously issued lender’s title insurance policy, and that the lower rate paid by the builder/developer for the owner’s policy involved an illegal kickback for a referral and an illegal splitting of fees in violation of the Real Estate Settlement Procedures Act (“RESPA”). On April 27, 2001, a similar suit was filed by Elaine Miller (the “Miller Suit”) in the same court (Case No. 01-71647) against Lawyers Title Insurance Corporation (“Lawyers Title”), a subsidiary of LandAmerica. The plaintiffs in both suits sought an unspecified amount of damages equal to three times the amount of the charge for each simultaneously issued lender’s title insurance policy in connection with a new home purchase commencing with the period one year before the filing of each complaint, plus costs, interest and attorneys’ fees. Transnation and Lawyers Title engaged a forensic accountant to review plaintiffs’ estimate that the charges collected for such policies by Transnation and Lawyers Title from the class as originally defined was approximately $15.0 million. The Jergess Suit and the Miller Suit were consolidated on July 18, 2002 with cases pending against First American Title Insurance Company and Chicago Title Insurance Company. On December 5, 2002, the court certified a class defined as all individuals who, during the period commencing prior to one year of the filing of the applicable suit and ending on October 30, 2002, purchased a newly constructed one to four family dwelling or condominium and were charged for a lender’s title insurance policy allegedly in violation of RESPA. On February 12, 2003, the United States Court of Appeals for the Sixth Circuit denied Transnation’s and Lawyers Title’s petitions for an interlocutory appeal of the class certification order. On October 30, 2003, the judge ordered that individuals otherwise meeting the class definition, but who closed transactions involving relevant policies between October 31, 2002 through October 30, 2003, would not be subject to a statute of limitations defense raised by Transnation Title or Lawyers Title between October 30, 2003 and October 31, 2004. On October 28, 2004, Transnation and Lawyers Title stipulated to an order that individuals otherwise meeting the class definition, but who closed transactions involving relevant policies between October 31, 2002 through October 30, 2004, would not be subject to a statute of limitations defense raised by Transnation or Lawyers Title between October 30, 2004 and October 31, 2005. The court reserved decision on a Motion to proceed to trial with the certified class as originally defined. On January 13, 2005, the court denied Transnation’s and Lawyers Title’s motion to dismiss the case for lack of standing. On February 7, 2005, the court dismissed without prejudice Transnation’s and Lawyers Title’s Motion for Partial Summary Judgment with respect to those members of the class covered by the affiliated business exception under RESPA with the court indicating that the parties could resubmit the motion with additional information. The court has not yet ruled on the parties’ cross Motions for Summary Judgment on Count II of plaintiffs’ complaint alleging an illegal splitting of fees under RESPA. On April 21, 2005, Transnation and Lawyers Title filed various Motions for Summary Judgment and Limine with respect to multiple issues. The parties participated in nonbinding mediation beginning May 3, 2005. On May 19, 2005, Transnation and Lawyers Title entered into a binding term sheet to settle the consolidated suits. The parties entered into a final Settlement Agreement incorporating the provisions of the Term Sheet on February 8, 2006. The Settlement Agreement provides for the dismissal with prejudice of all claims by plaintiffs against Transnation and Lawyers Title and a release of all claims by plaintiffs except claims under their title policies. The court granted Motions for Preliminary Approval on February 10, 2006. A final settlement/fairness hearing will be held on May 16, 2006. If approved, Transnation and Lawyers Title, who did not admit any liability in the settlement will be obligated to make a single aggregate payment of $10.3 million out of an established reserve into a settlement fund to be established for the benefit of eligible class members within seven days following the issuance of a final order by the court approving the settlement.

On June 22, 2004, Gateway Title Company, Inc., Commonwealth Land Title Company, Inc. and LandAmerica Financial Group, Inc. (“Plaintiffs”) filed a Complaint, subsequently amended by a First Amended Complaint filed June 25, 2004, in the Superior Court of California, County of Los Angeles, Central District, against the Mercury Company and its affiliates Financial Title, Alliance Title, Investors Title and various individuals including Joseph DiChiacchio, a former manager of LandAmerica (Case No. BC 317441) (collectively, the “Defendants”). The lawsuit claims substantial monetary and punitive damages for unfair competitive business practices in conjunction with Plaintiffs’ loss of over 300 employees in California, most of which appears to have occurred within an approximately twenty-four month period. On August 12, 2004, the Court granted a Temporary Restraining Order, followed by a request for a Preliminary Injunction, which was granted September 27, 2004 against the Defendants based upon a showing of significant likelihood of Plaintiffs prevailing on the merits combined with irreparable harm to Plaintiffs if injunctive relief did not issue. The injunctive relief generally prohibited the solicitation of Plaintiffs’ employees. The preliminary injunctive relief has now expired. On December 13, 2004, Alliance Title Company, Inc., Financial Title Company, Inc., Roberto Olivera and Ray Arias filed a Cross-Complaint for unfair competitive business practices. On December 13, 2004, Mr. DiChiacchio also filed a Cross-Complaint alleging similar claims, including back wages and additional bonus payments. Plaintiffs are disputing and intend to vigorously defend the Cross-Complaints. A mandatory settlement conference was held on August 1, 2005 and voluntary mediation on September 7, 2005. The case was assigned for trial on February 17, 2006, and will proceed when a courtroom becomes available. Discovery has been completed with the exception of the final calculation of damages by Plaintiff’s expert witnesses. Defendants’ expert witnesses on damages have estimated total damages in the range of $25.0 million. Management believes that damages caused to Plaintiffs by Defendants exceed that estimate and any claim of offset raised in the Cross-Complaints.

We are defendants in six purported class action cases pending in Ohio, Pennsylvania, and Florida claiming consumers were overcharged because the named defendants allegedly failed to give such consumers the benefits of charging a filed discounted rate for the transactions, in some cases allegedly failed to notify the consumers of discounted rate availability, and in one case allegedly marked up certain closing charges. The dollar amount of damages sought has generally not been specified in these cases except for jurisdictional limits. We intend to vigorously defend these actions.

Regulatory Investigations and Inquiries

We have received certain information requests and subpoenas from various regulatory authorities relating to our business practices and the title insurance industry. As detailed below, a number of these inquiries focus on captive reinsurance, among other matters.

Captive reinsurance involves the provision of reinsurance by a reinsurance company that is owned by another entity, typically a lender, developer or other party that is a provider of real estate-related services. From the inception of our captive reinsurance programs in 1997 through 2004, reinsurance premiums paid by us to captive reinsurers totaled approximately $12.0 million. The revenues from these programs were not material to our results of operations. We voluntarily terminated our captive reinsurance arrangements as of February 2005, notwithstanding our belief that we had operated the programs in accordance with applicable law. In addition, as set out below, we settled certain of these investigations without admitting any liability.

Specifically, we have received the following regulatory inquiries:

In 2004, the Office of the Attorney General of the State of New York (“NYAG”) initiated an investigation into the business practices of companies engaged in the title insurance business. We have received subpoenas and requests from the NYAG seeking information and documents related to certain industry business practices, including, among other things, competitive market practices, the compensation of title insurance agents and producers by underwriters and captive and other reinsurance arrangements, and we continued to respond to those subpoenas and requests in 2005. In addition, the insurance department of the State of New York also examined the reinsurance arrangements of Transnation Title Insurance Company of New York as part of its financial examination of that company for the fiscal year ending December 31, 2004.

We also received initial inquiries in 2004 from, and continued to respond in 2005 to, inquiries regarding the title industry’s business practices from the following state agencies: the California Department of Insurance and the Colorado Division of Insurance regarding captive reinsurance; the insurance departments of North Carolina and Pennsylvania as part of their review of competitive market practices and agent compensation in the title insurance industry; and the State of Washington Office of Insurance Commissioner regarding captive reinsurance, potential illegal inducements and rebates by title insurance companies and title insurance rates.

Additionally, in 2005, we received and responded to inquiries regarding the title industry’s business practices from the following state agencies: the California Department of Real Estate regarding captive reinsurance; the California Department of Insurance regarding our community development and investment, California title plants, and examinations of our adherence to filed premium rates and claims handling practices; the Colorado Attorney General regarding captive reinsurance; the Colorado Department of Insurance regarding affiliated business arrangements; the Connecticut Department of Insurance regarding producer compensation and captive reinsurance arrangements; the Florida Department of Financial Services regarding affiliated business arrangements; the Hawaii Insurance Division regarding producer compensation arrangements and captive reinsurance; the Idaho Department of Insurance regarding captive reinsurance and premium splits between agent and underwriter; the Massachusetts Attorney General regarding reinsurance and the title insurance market; the Minnesota Department of Commerce regarding captive and other reinsurance arrangements; the Tennessee Department of Insurance regarding producer compensation arrangements and competitive market practices of Title Insurance Company of America, and requiring the submission of an attestation regarding any finite reinsurance arrangements existing in that state; and regulatory departments from seven other states regarding captive reinsurance arrangements. We also received and responded in 2005 to a request for information from the United States Department of Housing and Urban Development in conjunction with its investigation involving various builders, lenders and real estate brokers in connection with their participation in captive reinsurance companies.

In 2006, we have received and are in the process of responding to an Administrative Subpoena from the Minnesota Department of Commerce with regard to a market examination.

We also reached agreements with the insurance departments of the states of California and Arizona in 2005 and Virginia in 2006 to settle filed or potential claims regarding captive reinsurance and other regulatory matters, without admitting any liability.

In June 2005, we established reserves of $19.0 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes the settlement with the California, Arizona and Virginia departments of insurance. Based on these settlements, we released $6.7 million of this reserve back into earnings in fiscal year 2005. The remaining reserve at December 31, 2005 was approximately $11.3 million.

Apart from the above-referenced inquiries, multiple states have announced their intent to examine pricing levels and competition in the title insurance industry, with a view to determining whether prices are too high, and if so, to implement rate reductions. In support of these efforts, the insurance departments of the states of Florida and California have issued data calls, and the Nevada Department of Insurance has requested copies of rate manuals. In connection with its bi-annual rate hearing, the Texas Department of Insurance has issued subpoenas and deposition questions seeking information regarding business practices, including captive reinsurance, that may have the effect of raising prices to Texas consumers.

We may receive additional subpoenas and/or requests for information in the future from state or federal government agencies. We will evaluate, and we intend to cooperate in connection with, all such subpoenas and requests.

Based on the information known to management at this time, it is not possible to predict the outcome of any of the governmental inquiries and investigations into the title insurance industry’s market, business practices, pricing levels, and other matters described above, that are not subject to any settlement, or the market’s response thereto. However, any material change in our business practices may have an adverse effect on our business, operating results and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the persons who serve as our executive officers, their ages and positions as of March 1, 2006, and their business experience during the prior five years. There are no family relationships between any of such persons and any director, executive officer or person nominated or chosen to become a director or executive officer.

Name	Age	Office and Experience
Theodore L. Chandler, Jr.	53	President and Chief Executive Officer of LandAmerica and each of Lawyers Title, Commonwealth and Transnation since January 1, 2005. Mr. Chandler previously served as President and Chief Operating Officer of LandAmerica and each of Lawyers Title, Commonwealth and Transnation from January 1, 2004 to December 31, 2004. Mr. Chandler served as Chief Operating Officer of LandAmerica and each of Lawyers Title, Commonwealth and Transnation from July 24, 2002 to December 31, 2003. Mr. Chandler served as Senior Executive Vice President of LandAmerica and each of Lawyers Title, Commonwealth and Transnation from January 31, 2000 until July 24, 2002.

G. William Evans	51	Chief Financial Officer of LandAmerica since September 15, 1999. Mr. Evans previously served as Chief Financial Officer of each of Lawyers Title, Commonwealth and Transnation from September 15, 1999 to December 1, 2005. Mr. Evans also serves as Senior Executive Vice President each of Lawyers Title, Commonwealth and Transnation, positions he has held since December 1, 2005.

Michelle H. Gluck	46	Executive Vice President, General Counsel and Secretary of LandAmerica and each of Lawyers Title, Commonwealth and Transnation since January 1, 2004. Ms. Gluck served previously as Vice President, Associate General Counsel and Assistant Secretary of Kmart Corporation from June 2001 to September 2003 and Vice President, Associate General Counsel and Assistant Secretary of The Sports Authority, Inc. from February 1999 to May 2001.

Kenneth Astheimer	57	Executive Vice President—Agency Services of LandAmerica since September 2002. Mr. Astheimer also serves as Executive Vice President for each of Lawyers Title, Commonwealth and Transnation, positions held for more than five years. Mr. Astheimer previously served as President and Chief Executive Officer of LandAmerica OneStop from January 2001 to September 2002.

Jeffrey C. Selby	60	Executive Vice President—Commercial Services of LandAmerica since January 1, 2004. Mr. Selby also serves as Executive Vice President of Commonwealth and Transnation, positions held since March 25, 1999 and for Lawyers Title, a position he has held for more than five years. Mr. Selby served as Executive Vice President—Director of National Commercial Services and Manager of National Agents and Affiliates of LandAmerica from February 17, 1999 to December 31, 2003.

Name	Age	Office and Experience
Glyn J. Nelson	52	Executive Vice President—Residential Services of LandAmerica and Lawyers Title since January 1, 2004 and Senior Vice President of Commonwealth and Transnation since May 1998. Prior to January 1, 2004, he served as Senior Vice President of LandAmerica, a position he held for more than five years.

Melissa A. Hill	49	Executive Vice President—Production and Process Improvement of LandAmerica since January 1, 2004. Ms. Hill previously served as President of LandAmerica OneStop from August 2002 to December 2003. Ms. Hill served in a variety of capacities for LandAmerica between April 2001 and August 2002. Ms. Hill was Chief Operating Officer of Enterra, a division of The Associates, from January 1999 to April 2001.

Albert V. Will	50	Executive Vice-President—Lender Services since March 15, 2005. Mr. Will previously served as President of Lincoln Abstract, LLC, a position he held from April 2004 to March 2005. Prior to April 2004, Mr. Will served as Executive Vice President, Radian Guaranty and President, Radianexpress.com of Radian Group, Inc., positions he held for more than five years.

Christine R. Vlahcevic	43	Senior Vice President—Corporate Controller of LandAmerica since January 1, 2005. Ms. Vlahcevic also serves as Chief Financial Officer for each of Lawyers Title, Commonwealth and Transnation, positions she has held since December 1, 2005. Ms. Vlahcevic previously served as Senior Vice President—Corporate Controller of each of Lawyers Title, Commonwealth and Transnation from January 1, 2005 to December 1, 2005. Ms. Vlahcevic served as Controller of Chesapeake Corporation from October 2000 to December 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock and Dividends

Our Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “LFG.”

The following table sets forth the reported high and low sales prices per share of our Common Stock on the NYSE Composite Tape, based on published financial sources, and the cash dividends per share declared on the Common Stock for the calendar quarter indicated.

	Price Range
	High	Low	Dividends
Year Ended December 31, 2004
First quarter	$57.73	$40.84	$0.10
Second quarter	46.20	35.51	0.10
Third quarter	46.05	36.00	0.15
Fourth quarter	57.57	45.70	0.15

Year Ended December 31, 2005
First quarter	56.04	46.50	0.15
Second quarter	60.28	47.99	0.15
Third quarter	67.15	58.00	0.18
Fourth quarter	70.09	54.84	0.18

Our current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Board of Directors, will be subject to contractual restrictions contained in our loan agreement, as described below, and will be dependent upon our future earnings, financial condition, capital requirements and other factors.

Because we are a holding company, our ability to pay dividends will depend largely on the earnings of, and cash flow available from, our subsidiaries. In a number of states, certain of our insurance subsidiaries are subject to regulations that require minimum amounts of statutory surplus. Under these and other such statutory regulations, approximately $101.2 million of the net assets of our consolidated insurance subsidiaries are currently available for dividends, loans or advances to us during 2006.

In addition to the minimum statutory surplus requirements described above, our insurance subsidiaries are also subject to state regulations that require approval of the insurance regulators of such states prior to payment of any extraordinary dividends or distributions.

The following table summarizes the insurance laws and regulations that restrict the amount of dividends or distributions that our three principal title underwriting subsidiaries, Commonwealth, Lawyers Title and Transnation, are permitted to distribute to us in the 12-month period ending December 31, 2006 without prior regulatory approval:

Subsidiary	Regulatory Agency	Regulatory Limitation	Financial Limitation(1)

Commonwealth	Pennsylvania Department of Insurance	Payment of dividends or distributions may not exceed the greater of: • 10 percent of such insurer’s surplus as of the preceding year end, or • the net income of such insurer for such preceding year.	$70.5 million

Lawyers Title	Virginia Bureau of Insurance

Payment of dividends or distributions is limited to the lesser of:

•     10 percent of such insurer’s surplus as of the preceding December 31, or

•     the net income, not including realized capital gains, of such insurer for the preceding calendar year.

$22.6 million

Transnation	Arizona Department of Insurance

Payment of dividends or distributions is limited to the lesser of:

•     10 percent of such insurer’s surplus as of the preceding December 31, or

•     such insurer’s net investment income for the preceding calendar year.

$8.1 million

(1)	Based on statutory financial results for the year ended December 31, 2005.

In addition to regulatory restrictions, our ability to declare dividends is subject to restrictions under a Revolving Credit Agreement, dated as of November 6, 2003 between us and a syndicate of banks led by SunTrust Bank, and amended by the First Amendment to Revolving Credit Agreement dated as of March 17, 2004, the Second Amendment to Revolving Credit Agreement dated as of April 30, 2004, the Third Amendment to Revolving Credit Agreement dated as of October 27, 2004 and the Fourth Amendment to Revolving Credit Agreement dated as of November 11, 2005 (as amended, the “Revolving Credit Agreement”), that generally limit the aggregate amount of all cash dividends and stock repurchases by us to 50 percent of our cumulative consolidated net income arising after December 31, 2002. As of December 31, 2005, approximately $123.8 million was available for the payment of dividends by us under the Revolving Credit Agreement. We do not believe that the restrictions contained in the Revolving Credit Agreement will, in the foreseeable future, adversely affect our ability to pay cash dividends at the current dividend rate.

Number of Shareholders of Record

As of March 3, 2006, there were approximately 1,100 shareholders of record of our Common Stock, including the Depository Trust Corporation, which acts as a clearinghouse and nominee for multiple brokerage and custodial accounts.

Issuer Purchases of Equity Securities

The following table sets forth the details of purchases of common stock under our share purchase plans and our Executive Voluntary Deferral Plan and Outside Directors Deferral Plan that occurred in the fourth quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2005	195,413	$59.55	194,600	2,057,870
November 1 through November 30, 2005	150,332	$66.13	150,000	1,907,538
December 1 through December 31, 2005	66,876	$63.90	66,203	1,838,865

(1)	A total of 1,818 shares of our common stock were purchased in connection with two employee benefit plans during the fourth quarter 2005. These repurchases were made in open-market transactions on behalf of a trust maintained by us for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. For additional information on these plans, see the Notes to the accompanying Consolidated Financial Statements.
(2)	On December 8, 2004, we announced a share purchase plan providing for the purchase of up to 1,000,000 shares of our common stock or $60.0 million. As of December 31, 2005, we had fully executed the purchase plan and had purchased 998,203 of the shares authorized under the purchase plan. A total of 347,803 shares were purchased during the fourth quarter 2005 under this purchase plan.
(3)	On October 26, 2005, we announced an additional share purchase plan providing for the purchase of up to 1,250,000 shares of our common stock expiring at the end of July 2007. As of December 31, 2005, we had purchased 63,000 shares authorized under this purchase plan.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying Consolidated Financial Statements and Notes thereto.

	Restated
	2005		2004(1)		2003(1)		2002(2)		2001(2)
	(Dollars in millions, except per share amounts)
For the year ended December 31:
Revenue	$3,959.6		$3,522.1		$3,406.0		$2,586.6		$2,170.5
Net income	165.6	(3)	171.6	(4)	202.8	(5)	146.2	(6)	67.8	(7)
Net income per common share	9.45		9.46		11.01		7.93		3.86
Net income per common share assuming dilution	9.29		9.39		10.88		7.87		3.64
Dividends per common share	0.66		0.50		0.34		0.24		0.20

At December 31:
Notes payable	479.3		465.4		327.4		188.5		208.6
Total assets	3,695.0		3,264.9		2,710.1		1,905.1		1,700.1
Shareholders’ equity	1,278.5		1,197.7		1,065.8		874.2		741.3

(1)	See Note 1 to the accompanying Consolidated Financial Statements incorporated by reference in Item 8 of this Form 10-K for information related to restated Consolidated Financial Statements.
(2)	See Note 1 to the accompanying Consolidated Financial Statements for the nature of the error in 2002 and 2001; the cumulative effect of the error as of December 31, 2001, was an increase to shareholders’ equity of $13.8 million.

(3)	In 2005, we (1) recorded the recognition of deferred income of $33.8 million, or $20.0 million after taxes, (2) recorded the write-off of intangible and other long-lived assets of $39.1 million, or $23.2 million after taxes, and (3) incurred legal and settlement costs of $22.6 million, or $15.4 million after taxes.
(4)	In 2004, we (1) incurred litigation settlement costs of $9.2 million, or $5.9 million after taxes, (2) amended our pension plan effective December 31, 2004 to cease future accruals resulting in a curtailment gain of $4.8 million, or $3.1 million after taxes, (3) recorded exit and termination costs of $6.5 million, or $4.2 million after taxes, and (4) recorded title plant impairments of $5.0 million, or $3.2 million after taxes.
(5)	In 2003, we recorded exit and termination costs of $0.3 million, or $0.2 million after taxes. Additionally, we recorded title plant impairments of $4.9 million, or $3.2 million after taxes.
(6)	In 2002, we recorded exit and termination costs of $13.4 million, or $8.7 million after taxes.
(7)	In 2001, we reassessed the carrying value of intangibles and capitalized software which resulted in charges to earnings of $51.4 million, or $32.9 million after taxes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, Part I, Item 1, “Business” and our Consolidated Financial Statements and the related Notes. For information on risks and uncertainties related to our business that may make past performance not indicative of future results, or cause actual results to differ materially from any forward-looking statements made by us, see “Forward-Looking and Cautionary Statements,” and Part I, Item 1A, “Risk Factors.”

Executive Overview

Our long-term goal is to enhance our position as one of the largest providers of real estate transaction services. To accomplish this objective, we have expanded our operations through internal growth and selective strategic acquisitions. Our business operations are organized under three primary business segments: Title Operations, Lender Services and Financial Services. Other operating business segments not required to be reported separately are reported in a category called Corporate and Other. These groupings of business operations are consistent with the way we view our business results and consistent with Financial Accounting Standards Board Release No. 131, Disclosures about Segments of an Enterprise and Related Information.

Our dominant business operation continues to be our Title Operations segment which accounted for 92.4 percent and 93.9 percent of our operating revenue in 2005 and 2004, respectively.

Title Operations

Our Title Operations segment is influenced by the level of real estate activity and the cost and availability of mortgage funds. The demand for our title insurance products and services is dependent upon, among other things, the volume of residential and commercial real estate transactions, including mortgage refinancing transactions. The volume of these transactions has historically been influenced by factors such as interest rates and the state of the overall economy. For example, when interest rates are increasing or the economy is experiencing a downturn or recession, real estate activity typically declines and we experience lower revenue and profitability. The cyclical nature of our business has caused fluctuations in revenue and profitability in the past and is expected to do so in the future. In addition to cyclicality in our title business, we also generally experience seasonality. In 2002, 2003 and 2004, our results did not follow their typical seasonal pattern due to an unusually low interest rate environment. Results for 2005 are more in line with our normal seasonality. See “Cyclicality and Seasonality” below.

Revenue from our Title Operations segment includes title premiums, escrow fees and fees for other ancillary services. Premiums and fees are determined both by competition and by state regulation. In addition, revenue from our Title Operations segment is affected by our sales and marketing efforts. Revenue from title operations owned by us is recognized at the time the real estate transaction closes. There can be a several month delay between the time that a title order is opened and the real estate transaction closes. Consequently, expenses may be incurred related to a direct title order in advance of revenue being recognized. Operating revenue from independent agents is recognized when we receive notification from the agent that a policy has been issued. Agent notification typically occurs later than the closing of the real estate transaction. The delay in notification varies from year to year, from agent to agent and between regions of the country. During 2005, we experienced an average delay between closing and reporting by agents of approximately 112 days. The delay in notification by agents defers revenue recognition and may also create a lag between changes in general real estate activity and the impact of such changes on the portion of our Title Operations segment revenue attributable to agents.

Our profit margins are affected by several factors, including the volume of real estate transactions and mortgage refinance activity, type of title policies issued and amount of liability insured. Volume is an important determinant of profitability because we, like any other real estate services company, have a significant level of fixed costs arising from personnel, occupancy costs and maintenance of title plants. While we utilize title orders opened as a forward-looking indicator of business volume, our results are impacted during times of increasing or decreasing volumes since we cannot immediately match our staffing requirements to changes in our business volumes. The amount of liability insured is also a determinant of profitability. Because premiums are based on the face amount of the policy, larger policies generate higher premiums although expenses of issuance do not necessarily increase in proportion to policy size. In addition, cancellations affect profitability because costs incurred both in opening and in processing orders typically are not offset by fees.

Our largest expense is commissions paid to agents. We regularly review the profitability of our agents, and adjust commission levels or cancel certain agents where profitability objectives are not being met and expand operations where acceptable levels of profitability are available. We continually monitor our operating expenses which are the sum of salaries and employee benefits, agency commissions and other expenses (exclusive of interest, amortization and certain other items) as a percentage of operating revenue.

Generally, title insurance claims rates are lower than other types of insurance because title insurance policies insure against prior events affecting the quality of real estate titles rather than against unforeseen, and therefore less predictable, future events. See “Critical Accounting Estimates – Policy and Contract Claims” below for further discussion. In addition, we may be subject to claims and litigation other than in the ordinary course of business. In 2005, we settled certain outstanding litigation resulting in a charge to earnings of approximately $10.3 million in the second quarter. In 2005, we received requests for information and subpoenas from certain states seeking information relating to investigations of our business practices and the title insurance industry. Multiple states are specifically investigating captive reinsurance. In June 2005, we established reserves of $19.0 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes the settlement with the California, Arizona and Virginia departments of insurance. Based on these settlements, we released $6.7 million of this reserve back into earnings in fiscal 2005. The remaining reserve at December 31, 2005 was approximately $11.3 million. We may receive additional requests for information and/or subpoenas in the future. We expect to cooperate with all such requests or subpoenas. State investigations may pose a significant challenge in 2006. For a discussion of pending material legal proceedings, including regulatory investigations and inquiries, see “Item 3—Legal Proceedings.”

Operating revenue in 2005 increased 10.4 percent over 2004 which reflected increased revenue achieved through acquisitions and higher levels of buy/sell activity partially offset by reduced refinance activity. Operating revenue in 2005 benefited from record setting levels of commercial activity. For fiscal year 2006, we expect interest rates to rise and growth to continue through acquisitions; however, as interest rates rise, the volume of refinance activity is expected to continue to decline consistent with the cyclical nature of the title insurance business. Buy/sell activity is expected to remain fairly stable. To counter this trend, we will continue our sales enhancement process to spur organic sales growth. The sales process trains our sales personnel to effectively market our title insurance and related products and services to our customers. Operating results for the years ended 2003 through 2005 should not be viewed as indicative of results for any future period.

We continually evaluate our cost structure in relation to anticipated changes in business levels. In response to declining mortgage volumes, we implemented a cost reduction program begun in the fourth quarter of 2003 aimed at reducing staffing and cost levels within existing operations to a level more consistent with anticipated transaction volumes. As a result, in the first quarter of 2004, we announced plans to further reduce our cost structure within existing operations by at least $70 million on an annualized basis. At June 30, 2004, we had implemented reductions to achieve at least the targeted cost savings. Although our staffing and cost levels were reduced as a result of the aforementioned plans, we saw an overall increase in salaries and employee benefits and general and administrative expenses during 2004 and 2005. During 2004, the increases were primarily due to our acquisitions. During 2005, the increase in salaries and employee benefits was attributable to the increase in business volume and the increase in general and administrative expenses was due to legal and settlement costs discussed above.

In 2006, we will continue our evaluation and integration of acquisitions. We completed three acquisitions in the Title Operations segment during 2005 and will evaluate potential acquisition opportunities as they arise.

Lender Services

Our Lender Services segment provides services to regional and national lending institutions which complement those offered in our title insurance business. These services consist primarily of real estate tax processing and flood zone certifications, consumer mortgage credit reporting, default management services, and mortgage loan subservicing. With the exception of a portion of default management, the services provided by this segment are the result of businesses acquired by us during 2003 and 2004. In August 2003, we initially entered the credit information business for the mortgage lending industry through our acquisition of INFO1 Holding Company, Inc., a wholly-owned subsidiary of LACS. In October 2003, we entered the business of providing flood certification and real estate tax services to mortgage lenders by purchasing LATF, one of the largest tax and flood service companies in the United States. In December 2004, we purchased LoanCare, a mortgage loan subservicer. In addition, during 2004, we expanded the national scope of our businesses in these areas through the purchase of one flood certification business, four credit reporting businesses and one default management business.

The Lender Services segment currently realizes approximately half of its reported revenue through service revenue associated with tracking and reporting of real estate tax payments and flood zone certifications related to mortgage loans for lending institutions. Our servicing agreements typically call for us to service the mortgage loan until cancellation or sale. The lenders pay for these services at the time they add a loan to their servicing portfolio. We defer a significant portion of the revenue received for these services to account for the life of loan servicing aspects of the contracts. As a result, revenue reported in the financial statements represents the amortization of both current and prior service fees and is not representative of new contract sales levels. Expenses on the other hand are charged to the income statement as incurred and are not deferred. Thus, an understanding of the levels of deferred revenue or new contract cash received in this area is critical to understanding the relative strength of the underlying business related to tax and flood services. The estimated life of loans is reviewed regularly to determine if there have been changes in contract lives and/or changes in the number or timing of prepayments, and adjusted to reflect current trends. We are required in certain instances to reimburse part of the fees should the lender sell the loan to another party. See further discussion in “Critical Accounting Estimates” below.

Revenue in mortgage credit reporting, default management services and loan subservicing are recognized when the report or service is delivered to the customer.

The Lender Services segment has the opportunity to leverage our Title Operations segment business relationships to cross-sell services to other financial institutions. A significant challenge for these businesses is their integration into our overall structure without jeopardizing their current business relationships. During 2004 we began offering a bundled product solution, primarily to our national lender customers, which includes products offered by the Title Operations segment and businesses included in Lender Services. We expect to continue expanding organically and by acquisition in this segment and to focus on the realization of cross-selling opportunities. During 2005, we made significant improvements to the sales and account management process to help client generation and retention activities. For example, we consolidated our sales force from five independent groups to two: one targeting servicing relationships, and the other origination relationships. We believe this change will leverage our top sales executives over a wider product set, and result in a stronger and more robust sales effort.

Financial Services

The business reported in this segment includes Centennial, a California industrial bank acquisition we made in November 2003.

Centennial’s primary business is the origination and bulk purchase of commercial real estate loans in the Southern California market and is dependent on the viability of the commercial real estate market in Southern California. Deposits are solicited through the internet for both certificates of deposit and passbook savings accounts. As an industrial bank, Centennial does not accept demand deposits, such as checking accounts, that provide for payment to third parties. Centennial does not offer banking services such as credit cards or automated teller machines. We utilize Centennial to hold a portion of our escrow deposits. We anticipate expanding our utilization of Centennial to facilitate escrow balance transactions.

Corporate and Other

This group includes businesses that are not significant enough in size to be reported as separate segments as well as the unallocated portion of the corporate expenses related to our corporate offices in Richmond, Virginia and unallocated interest expense. The businesses reported in this group provide commercial and residential inspections, commercial appraisals, valuations and due diligence services, and home warranties.

Our assessment business is managed by LandAmerica Assessment Corporation, our subsidiary that was acquired in 2002, and is headquartered in California. This business provides due diligence services to commercial customers throughout the United States, Canada, Mexico, the Caribbean and Europe. Revenue is recognized upon completion of the services to the customer.

Our commercial and residential inspection services are run by our subsidiary LandAmerica Property Inspection Services, Inc., formerly known as Inspectech, Inc. This business is highly dependent on the real estate industry and the levels of residential home sales and refinancing transactions. A flat fee is charged for each transaction which is generally collected at the time of service.

Our commercial appraisal and valuation operation is run by our subsidiary LandAmerica Valuation Corporation, formerly known as LandAmerica Commercial Appraisal Corporation. This business is highly dependent on the commercial real estate market. A fee is charged based on the type and complexity of work performed.

In September 2004, we purchased BHW, headquartered in California, which provides and services home warranty contracts in California, Texas, Arizona, Colorado, Nevada, New Mexico, and Oklahoma. Fees charged by this business are deferred upon receipt and amortized over the life of the underlying contract which is generally one year.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our accompanying Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. We consider the following accounting estimates to be critical in preparing and understanding such statements. Actual results could differ from these estimates. Significant accounting policies are disclosed in Note 1 to the accompanying Consolidated Financial Statements.

Policy and Contract Claims—Our recorded liability for claim losses includes reserves for known claims and for losses that have been incurred but have not yet been reported, net of recoveries. Reserves for known claims include the estimated amount of the claim and the costs required to settle the claim. A provision for estimated claims that are incurred but not yet reported is established at the time premium revenue is recognized based on reported claims, historical loss experience and other factors, including industry trends.

Provisions for title losses as a percentage of title operating revenues were 5.2 percent for 2005, 4.3 percent for 2004, and 5.3 percent for 2003. A change of 1 percent in this percentage would have changed the provision for title losses and pretax earnings by approximately $35.7 million for the year ended December 31, 2005. We review our loss provision rates periodically and adjust as experience develops or new information becomes known.

Claims payment experience has historically extended for more than 20 years after the issuance of a policy. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic conditions, these estimates are subject to variability. Our independent actuaries perform projections of required reserves at year-end and as considered necessary during the year. These projections are compared to recorded reserves to evaluate the adequacy of such recorded reserves and any necessary adjustments are included in current expenses.

Purchase Accounting and Goodwill and Long-Lived Assets Valuations—During the years ended December 31, 2005 and 2004, we completed 9 and 27 acquisitions, respectively. These acquisitions were intended to grow our title operations and expand our real estate transaction services portfolio. As a result of these acquisitions, we assigned fair values to the assets and liabilities purchased and increased the amount of goodwill and other intangibles recorded on our balance sheet. We utilize the services of an independent appraisal company to assist with the allocation of purchase price to acquired assets (including goodwill) and liabilities.

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangibles, which required that we discontinue amortizing goodwill and begin assessing the recoverability of goodwill for each of our reporting units. Reporting units are business components of an operating segment, and goodwill is assigned to the reporting unit which benefits from the synergies arising from each business acquisition. We test for the recoverability of goodwill annually or sooner if events or changes in circumstances indicate that the carrying amount of our reporting units, including goodwill, may exceed their fair values. The fair value of the reporting units is determined using cash flow analysis which projects the future cash flows produced by the reporting units and discounts those cash flows to the present value. The projection of future cash flows is necessarily dependent upon assumptions on the future levels of income as well as business trends, prospects and market and economic conditions. When the fair value is less than the carrying value for the net assets of the reporting unit, including goodwill, impairment loss may be charged to operations. Based on our annual analysis, no impairment was identified for the year ending December 31, 2005.

Our intangible assets primarily include capitalized customer relations and non-competition arrangements which are amortized over their useful lives. Pursuant to SFAS No. 142, tests for impairment must be performed for intangible assets that are amortizable with definite lives if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include a loss of a significant customer or a change in the assessment of future operations. During 2005, LATF ceased providing future tax services in two states, California and Colorado, for one of its largest tax and flood customers. As a result of the loss of business, we conducted an impairment test of LATF’s long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, using estimated future cash flows. We determined that LATF’s customer relationship intangible was impaired by $37.6 million, which has been reflected in our results of operations for the year ended December 31, 2005. See further details in Note 11 to the accompanying Consolidated Financial Statements.

We also review the status of our title plants at least annually. As a result of these reviews, we periodically determine that a title plant will no longer be used or has been abandoned at which time we take a charge to earnings. During 2004, we identified 17 title plants in the Title Operations segment with an aggregate book value of $5.0 million that will not continue to be used or maintained. Accordingly, we recorded an impairment loss of $5.0 million, which is reflected in “Write-off of intangible and other long-lived assets” in the accompanying Consolidated Financial Statements. There were no material impairments of title plants identified in 2005. We anticipate that additional charges in future periods may be taken as state and local courts and municipalities continue to automate their property records and make them available through electronic media.

Deferred Tax Assets—Many deductions for tax return purposes cannot be taken until the expenses are actually paid, rather than when the expenses are recorded under Generally Accepted Accounting Principles (“GAAP”). In these circumstances, under GAAP, we accrue for the tax benefit expected to be received in future years if, in our judgment, it is “more likely than not” that we will receive such benefits. The most significant factor in this determination is the projected future timing and amounts of taxable income. If we determine that it is no longer “more likely than not” that an asset will be utilized, we would record a valuation allowance which would reduce net income in the period recorded. Deferred tax assets created from tax benefits expected to be realized at December 31, 2005 and 2004 relate primarily to policy and contract claims, goodwill, pension liability, deferred service arrangements, allowance for doubtful accounts, employee benefit plans, tax and flood claims and convertible debt offset by deferred tax liabilities primarily related to other intangibles, unrealized gains on our investment portfolio, title plants, fixed assets and capitalized system development software. Based upon our historical results of operations, our existing financial condition and our assessment of all other available evidence, we believe that these assets will more likely than not be realized. See Note 7 to the accompanying Consolidated Financial Statements.

Pension and Other Postretirement Benefits—We have pension and other retirement benefit plans covering a portion of our employees. These plans are valued annually by an actuary who employs significant assumptions that are particularly important when determining our projected liabilities for pension and other postretirement benefits. Payments related to these benefits will be made by us over a lengthy period and the projected liability will be impacted by assumptions which include inflation, investment returns and market interest rates, changes in the benefit obligations and laws and regulations covering the benefit obligations.

One significant assumption is the expected long-term rate of return on plan assets. A lower expected return on plan assets increases the amount of pension expense. The use of expected long-term rates of return may result in recognized returns that are greater or less than actual returns in any given year. Over time the expected returns are used to approximate actual long-term returns which result in a pattern of expense recognition that more closely matches the service lives of typical employees. We use long-term and actual historical returns, current and targeted asset mix and future estimates of long-term investment returns to develop our long-term return for plan assets. Our anticipated rate of return was 8.25 percent as of the 2005 valuation date. Another significant assumption in valuing the pension liability is the discount rate. In general, the liability increases as the discount rate decreases and conversely, the liability decreases as the discount rate increases. The discount rate utilized is based on rates on high quality fixed income debt instruments available at the end of each valuation period. We utilized a discount rate of 5.5 percent in determining our 2005 benefit obligations.

Changing the discount rate or long-term rate of return would result in the following impact on the pension benefit liability:

Projected Benefit Obligation
(In millions)
Increase of 1% in discount rate	$(20.0)
Decrease of 1% in discount rate	$23.5

Additionally, assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(In millions)
Effect on total of service and interest cost	$0.2	$(0.2)
Effect on postretirement benefit obligation	$3.7	$(3.2)

Effective December 31, 2004, we ceased future accruals to the retirement plan accounts of all plan participants in our Cash Balance Pension Plan (the “Plan”), other than annual interest credits on account balances, which caused the accrued benefits of participants to be fully vested as of December 31, 2004 and limited participation in the Plan to those individuals who were participants of December 31, 2004. These were conforming changes to our Benefit Restoration Plan. See further information in Note 10 to the accompanying Consolidated Financial Statements. As a result of the change, we adopted curtailment accounting for the Plan as specified under FAS No. 88. The curtailment resulted in a one-time gain of approximately $4.8 million and increased the minimum pension liability by $1.1 million at December 31, 2004.

Deferred Service Arrangements—When we acquired the tax and flood and home warranty companies, all of their assets and liabilities were adjusted to fair value in accordance with purchase method accounting. In making these adjustments, each entity’s deferred revenue account, representing amounts which had been deferred and would have been amortized over the remaining lives of the contracts for the provision of real estate tax monitoring, flood certification services, and home warranty services existing at the acquisition date, was eliminated. The deferred revenue account was replaced with an account called deferred service obligations representing the estimated fair value of the obligation to provide the required services over the remaining life of the subject contracts. This account, established as of the acquisition date, is being amortized over the remaining lives of existing contracts.

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

The estimated remaining contractual life for real estate tax monitoring services and flood certification services can vary depending on a number of factors, including but not limited to, type of loan, lender, credit quality of the borrower, interest rates, and portfolio turnover. We evaluate the portfolio of loans under service quarterly to determine the appropriate portfolio life for loans under service. An increase/decrease of six months in the average service life for all loans serviced would result in the following approximate changes to revenue recognized for real estate tax and flood monitoring revenue:

Revenue Recognized
(In millions)
Increase of 6 months	$3.5
Decrease of 6 months	$(4.4)

Cyclicality and Seasonality

The title insurance business is closely related to the overall level of residential and commercial real estate activity, which is generally affected by the relative strength or weakness of the United States economy. In addition, title insurance volumes fluctuate based on the effect that changes in interest rates have on the level of real estate activity. Periods of increasing interest rates usually have an adverse impact on real estate activity and therefore premium and fee revenue. In contrast, real estate activity usually increases when interest rates fall.

During 2005, interest rates continued to remain at relatively low levels in comparison to interest rates in the United States over the past three years.

Prior to 2002, residential real estate activity has been generally slower in the winter, when fewer families buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity is generally more uniform throughout the seasons, but is subject to interest rate variability. We typically report our lowest revenue in the first quarter, with revenue increasing into the second quarter and through the third quarter. The fourth quarter customarily may be as strong as the third quarter, depending on the level of activity in the commercial real estate market. Due to an unusually low interest rate environment in the last three years, our results have not followed the typical seasonal patterns. In 2002, 2003 and 2004, our fourth quarter revenue was stronger than the third quarter. In 2002 and 2003, this increase was primarily due to an increase in commercial real estate activity and refinance activity. In 2004, the increase in fourth quarter revenue was due to an increase in commercial real estate activity and in other direct revenue. Revenue for 2005 was more in line with our typical historical results.

Portions of our Lender Services segment have seasonal trends similar to our Title Operations segment, particularly in our tax and flood and credit servicing businesses. However, due to the nature of the revenue deferrals made in this segment, as noted above, the impact on our results of operations will differ. In instances where we receive cash in advance for services for real estate tax payment and flood certification services, the revenue is deferred and amortized ratably over the anticipated life of the loan servicing. This ratable amortization has the impact of reducing the volatility in revenue related to this segment; however, loss of a customer may accelerate recognition of revenue in certain periods resulting in one-time volatility.

For additional information, see “Item 1—Business—Cyclicality and Seasonality.”

Results of Operations

Operating Revenue

A summary of our operating revenue at December 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003
	(Dollars in millions)
Title Operations
Direct Operations	$1,615.3	41.8%	$1,397.9	40.6%	$1,374.3	41.1%
Agency Operations	1,958.2	50.6	1,837.7	53.3	1,885.5	56.3

	3,573.5	92.4	3,235.6	93.9	3,259.8	97.4
Lender Services	183.8	4.7	149.6	4.3	49.0	1.5
Financial Services	1.2	0.1	0.7	0.1	0.1	—
Corporate and Other	108.2	2.8	58.6	1.7	36.5	1.1

Total	$3,866.7	100.0%	$3,444.5	100.0%	$3,345.4	100.0%

Title Operations—Operating revenue from direct title operations increased $217.4 million, or 15.6 percent, in 2005 over 2004. Acquisitions completed during 2005 and 2004 contributed approximately $41.8 million to the increase in operating revenue from direct operations for 2005. During 2005, we continued to experience strong commercial and buy/sell activity. Title insurance revenue from commercial operations, which we have typically defined as being premiums from policies providing coverage over $1 million in liability, was $988.3 million for 2005, an increase of 33.0 percent over 2004. Refinance activity was lower year over year due to moderate increases in the interest rate environment in 2005.

Closed orders from direct title operations were 975,000 in 2005 with an average fee per closed order (which includes title insurance premiums and other revenue related to completed transactions by direct operations) of approximately $1,657, compared to 918,500 in 2004 with an average fee per closed order of approximately $1,522. Closed orders from acquisitions were approximately 28,000 in 2005. Before the impact of acquisitions, the decrease in the number of title policies issued by our direct operations in 2005 was due to lower refinance transactions as compared to 2004. The reduction in refinancing transactions shifted the mix of business toward fewer refinancing title polices, which tend to have lower premiums per policy, and more purchase title policies which tend to have higher premiums per policy. In addition, the increase in commercial activity and increases in home prices also served to increase the average fee per closed order in 2005.

Operating revenue from agency title operations increased by $120.5 million, or 6.6 percent, in 2005 compared to 2004. This increase was due to growth in the agency business, particularly in certain southeastern and northeastern markets, partially offset by acquisitions of title agencies reflected as direct revenue in the first half of 2005 and reduced levels of refinancing activity. An additional factor is the timing in the reporting of transactions by agents. The timing of policy reporting, and therefore revenue reporting by agents, varies from year to year, from agent to agent and between regions of the country.

Operating revenue from direct title operations increased $23.6 million, or 1.7 percent in 2004 over 2003. Acquisitions completed during 2004 and 2003 in this segment contributed $181.5 million in 2004 over 2003. Before the impact of acquisitions, increased levels of commercial activity were more than offset by a reduction in residential refinancing transactions.

Closed orders from direct title operations were 918,500 and 1,110,200 during 2004 and 2003, respectively. The reduction in refinancing transactions in 2004 resulted in a decrease in the number of title policies issued by our direct operations compared to 2003. The average fee per closed order in 2004 was approximately $1,522, compared to an average fee per closed order in 2003 of approximately $1,238. Closed orders from acquisitions completed during 2004 and 2003 were approximately 26,000 in 2004. The reduction in refinancing transactions changed the mix of business toward fewer refinancing title policies and more purchase title policies, which have more revenue per policy associated with them. In addition, the increase in commercial activity also served to increase the average fee per closed order in 2004.

Operating revenue from agency title operations decreased by 2.5 percent in 2004 compared to 2003. This decrease was primarily attributable to a decrease in refinancing activity discussed above. An additional factor is the timing in the reporting of transactions by agents. The timing of policy reporting, and therefore revenue reporting, by agents, varies from year to year, from agent to agent and between regions of the country.

We anticipate that Title Operations segment revenue will decrease in 2006 from 2005 levels due to expected lower refinance and home purchase activity resulting from anticipated higher interest rates.

Lender Services—Operating revenue in the Lender Services segment increased $34.2 million, or 22.9 percent in 2005 compared to 2004. Acquisitions completed during 2004 contributed approximately $21.5 million to the increase in operating revenue for 2005. The real estate tax processing and flood zone certification business receives cash in advance to provide service over the life of the loan. We are required to defer a significant portion of the revenue received for these services over the anticipated service life of contracts. As a result, revenue reported in the financial statements represents the amortization of both current and prior service fees. In 2005, real estate tax processing and flood certification services revenue was made up of gross receipts of $95.8 million, reduced by deferred recognition of revenue for $73.9 million of these receipts and increased by the recognition into revenue of approximately $68.3 million of our previously deferred service arrangements. When customers terminate their contracts early, the deferred revenue related to those contracts is recognized immediately. The recognition of deferred revenue from terminated tax servicing contracts in our tax and flood business contributed approximately $33.8 million to the increase in operating revenue for 2005. The service life of our portfolio has not significantly increased compared to 2004. The expected service life of the portfolio increases with an increasing mortgage interest rate environment because loans tend to be outstanding longer in periods when interest rates increase. This reduces the amount of deferred service arrangements that is amortized into revenue for each period on our life of loan products. If interest rates vary from the current expected trend, the estimated service life is expected to increase or decrease inversely to changes in interest rates. In addition, operating revenue for 2005 was negatively impacted by lower volume in the credit services and tax and flood businesses as a result of the loss, of certain customers partially offset by increased volume in the default services business.

Operating revenue in the Lender Services segment increased $100.6 million, or 205.3 percent in 2004 compared to 2003. This increase was primarily driven by the purchase of our tax and flood business, LATF, in October 2003, and the purchase of our credit services business LACS in August 2003. Our tax and flood revenue increased $52.0 million in 2004 over 2003. Revenue from our credit services business increased $42.3 million in 2004 over 2003 reflecting a full year of operating revenue from our original acquisition in August 2003 and the impact of acquisitions we made to this business in 2004. In 2004, our real estate tax processing and flood certification services revenue was made up of gross receipts of $100.1 million, reduced by deferred recognition of revenue for $83.4 million of these receipts and increased by the recognition into revenue of approximately $57.2 million of our previously deferred service arrangements. The service life of our portfolio increased 40.9 percent compared to 2003.

Corporate and Other—Operating revenue in Corporate and Other increased by approximately $49.6 million, or 84.6 percent, from 2005 over 2004. Acquisitions completed during 2005 and 2004 contributed approximately $28.3 million to the increase in operating revenue in 2005. Before the impact of these acquisitions, operating revenue increased due to stronger volume in the home warranty, commercial appraisal and assessment businesses.

Operating revenue in Corporate and Other increased by approximately $22.1 million, or 60.5 percent, from 2004 over 2003. The increase in revenue in 2004 over 2003 is primarily due to the acquisitions in residential inspection, commercial appraisal and assessment and home warranty businesses.

Investment and Other Income

Investment and other income was $88.7 million in 2005, $71.8 million in 2004 and $52.1 million in 2003. Investment and other income increased $16.9 million, or 23.5 percent, in 2005 compared to 2004. The Financial Services segment generated $8.6 million of additional investment income during 2005 compared to 2004, which was due to higher balances in the portfolio of loans receivable and investments and higher returns. The remaining increase in investment and other income was due to increased yields and higher invested balances in our remaining investment portfolio. Investment and other income increased $19.7 million, or 37.8 percent, in 2004 compared to 2003 and is primarily due to the acquisition of Centennial in December 2003 which resulted in increased interest income of $19.4 million in 2004. Our investment earnings are primarily derived from our fixed maturity securities as well as loans receivable related to Centennial.

We anticipate that investment and other income will increase in 2006 over 2005 due to higher loan balances, increased deposits of our escrow accounts at Centennial and higher interest rates.

Net Realized Investment Gains

Net realized investment gains totaled $4.2 million in 2005, $5.8 million in 2004 and $8.5 million in 2003. The decrease in net realized investment gains from 2004 to 2005 was primarily due to higher interest rates and repositioning of our investment portfolio toward equity securities and responding to market changes. The decrease in net realized investment gains from 2003 to 2004 was primarily due to the timing of the repositioning of a portion of our investments to fund, in part, the acquisitions of LATF and LACS.

Agents’ Commissions

A summary of agents’ commissions and related revenue in the Title Operations segment is as follows:

	2005	2004	2003
	(Dollars in millions)
Agents’ commissions	$1,561.8	$1,471.8	$1,511.6
Agent revenue	1,958.2	1,837.7	1,885.5
% Retained by agents	79.8%	80.1%	80.2%

The commission rate paid to agents varies by geographic area in which the commission was paid and by individual agent agreement. During 2005, we experienced an increase in agency revenue concentrated in states where the agency commission rates are lower than our average rate.

Salaries and Employee Benefits

A summary of our salaries and employee benefits expenses is as follows:

	2005		2004		2003
	(Dollars in millions)
Title Operations	$961.9	86.0%	$837.1	86.2%	$786.8	91.6%
Lender Services	75.3	6.7	65.2	6.7	22.6	2.6
Financial Services	2.4	0.2	2.2	0.2	0.2	0.0
Corporate and Other	78.7	7.1	66.5	6.9	49.5	5.8

Total	$1,118.3	100.0%	$971.0	100.0%	$859.1	100.0%

Title Operations—Our Title Operations segment accounted for approximately 86.0 percent of our total salaries and other personnel expenses in 2005. In particular, the non-agency or direct operations portion of the Title Operations segment is labor intensive and, as a result, salaries and employee benefits are a significant component of variable expense for this segment. We manage personnel expenses to reflect changes in the level of activity in the real estate market. As a result, our employee base expands and contracts over time. In order to manage personnel costs more effectively throughout the real estate cycle, we use temporary or part time employees where appropriate to staff operations so that we can respond promptly to changes in real estate activity. We continuously monitor personnel levels in connection with changes in real estate transaction volumes. Depending on the speed and severity of change in real estate activity, we may not be able in the short run to match decreasing levels of title orders with reduced staffing levels. As a result, in periods of declining activity, personnel costs as a percentage of revenue, may increase.

Salaries and employee benefit expenses in the Title Operations segment increased $124.8 million, or 14.9 percent, in 2005 over 2004. The addition of personnel as the result of acquisitions completed during 2005 and 2004 increased salary and employee benefit expenses by $24.8 million for 2005. Before the impact of these acquisitions, increased salary and employee benefit expenses in 2005 primarily related to compensation increases associated with the increase in operating revenue and increased staffing as a result of higher commercial and buy/sell activity which is more labor intensive than refinance activity. Average full time equivalent (“FTE”) counts were 11,017 (including 392 related to acquisitions) in 2005 versus 10,144 (including 1,195 related to acquisitions) in 2004. The increase in FTEs was as a result of increased buy/sell and commercial transactions year over year which tend to be more labor intensive than refinance transactions.

Title Operations salaries and employee benefit expenses increased by $50.3 million, or 6.4 percent, in 2004 over 2003. The addition of personnel as the result of acquisitions was $105.8 million for 2004, offset by reduced staffing levels in other operations from lower business volume. Additionally, there was a net increase of $2.6 million in pension and postretirement benefit expenses. For additional information regarding the impact of our pension plans on results of operations, see Note 10 to the accompanying Consolidated Financial Statements.

Average FTE counts were 10,144 in 2004 (including 1,195 related to acquisitions that year) versus 10,573 in 2003.

Lender Services—Lender Services personnel costs tend to increase during periods of increased sales volume and decrease when sales volume is lower. This is the case because a significant amount of work is required to set up new accounts. Once accounts are established, monitoring and maintenance activities are less labor intensive. Salaries and employee benefit expenses in the Lender Services segment increased $10.1 million, or 15.5 percent in 2005. Acquisitions completed during 2004 contributed approximately $10.8 million to the increase during 2005. Before the impact of these acquisitions, salaries and employee benefit expenses decreased due to reductions in FTE counts in the credit services and tax and flood businesses as a result of lower business volumes partially offset by increased FTEs in the default services business. Salaries and employee benefit expenses increased $42.6 million, or 188.5 percent in 2004 over 2003 due to acquisitions made in 2003 and early 2004.

Financial Services—Salary and employee benefit expenses for the Financial Services segment were essentially flat from 2004 to 2005. Financial services salaries and benefit expenses increased $2.0 million in 2004 over 2003 due to our acquisition of Centennial in December 2003.

Corporate and Other—Salary and employee benefit expenses for the Corporate and Other segment increased $12.2 million, or 18.3 percent, in 2005 over 2004. Incremental salary and employee benefit expenses from acquisitions completed during 2005 and 2004 were approximately $9.5 million in 2005. Salaries and benefit expenses increased $17.0 million in 2004, or 34.3 percent, over 2003. Approximately half of the increase, or $8.0 million, was related to acquisitions, with the remainder due to increases at the corporate operations level due to continued infrastructure growth and compliance with the Sarbanes-Oxley Act.

Provision for Title Policy and Contract Claims

The provision for title policy and contract claims includes an estimate of known and anticipated claims. A provision for estimated claims that are incurred but not yet reported is established at the time premium revenue is recognized based on reported claims, historical loss experience and other factors, including industry trends.

Provisions for title losses as a percentage of title operating revenues were 5.2 percent for 2005, 4.3 percent for 2004, and 5.3 percent for 2003. The loss percentage increase in 2005 compared to the loss percentage in 2004 reflects a higher estimated loss rate for the 2005 policy year and the negative impact of two large claims totaling approximately $15.6 million, partially offset by a favorable adjustment to prior year loss reserves. In 2004, a favorable adjustment to the loss rate was attributable to a favorable adjustment to prior year loss reserves. The prior year favorable adjustments in 2004 and 2005 resulted from lower than expected payment levels on policies issued in prior years that included a high proportion of refinance business. Adverse development on prior year loss reserves during 2003 was attributable to a few large claims. We review our loss provision rates periodically and adjust the rates as experience develops or new information becomes known.

Write off of Intangible and Other Long-Lived Assets

In 2005, we wrote off a portion of the customer relationship intangible related to the acquisition of our tax and flood business in 2003 and a non solicitation intangible related to one of our title acquisitions. For further details, see Note 11, “Impairment and Exit and Termination Charges” to the accompanying Consolidated Financial Statements.

We identified 17 title plants in 2004 and 21 title plants and 2003 that will not continue to be used or maintained. As a result, we took charges to earnings of $5.0 million in 2004 and $4.9 million in 2003 to reflect the diminution in value associated with these plants. We did not have any material charges related to title plants in 2005. We anticipate that a result of the trend toward automation of property records by municipalities and courts, we will continue to record charges related to diminution of value of our title plants in future periods.

Exit and Termination Costs

There were no significant exit and termination costs in 2005. See Note 11 to the accompanying Consolidated Financial Statements.

In the first quarter of 2004, we announced plans to reduce our cost structure by at least $70.0 million on an annualized basis within existing operations. As a result of this initiative, we identified 61 offices that we would consolidate into other offices during 2004. We accrued $5.3 million for the facility downsizing costs of these offices in 2004 as well as $1.2 million in severance payments related to these office consolidations.

In 2003, we consolidated certain office space. We incurred charges of approximately $0.8 million in the fourth quarter of 2003 related to our decision to consolidate office space in two markets. This charge was offset by a reduction of $0.5 million related to the 2002 accrual.

Amortization

Amortization expense increased by $4.2 million in 2005 compared to 2004 and $17.7 million in 2004 compared to 2003. These increases were the result of acquisitions by us in 2005 and 2004. Acquired businesses added $13.5 million to amortizable intangible assets in 2005 and $82.0 million in 2004. We are amortizing the intangible assets acquired as part of these businesses over their estimated useful lives.

Interest Expense

Interest expense increased by $7.0 million in 2005 over 2004 and by $13.7 million in 2004 over 2003. The increase in interest expense in 2005 was due to increases in interest-bearing deposits and borrowings at Centennial and convertible debt issued in May 2004. The increase in interest expense in 2004 was related to our acquisition of Centennial in December 2003 of $7.2 million and the remainder of the increase in 2004 was related to our issuance in November 2003 of $115.0 million of our 3.125 percent Senior Convertible Debentures due 2033 used to fund a portion of the acquisitions in 2004 and our issuance of $125.0 million of our 3.25 percent Senior Convertible Debentures due 2034 issued in May 2004 used in part to repay amounts borrowed to fund our acquisition of County Title Holding Corp., the parent company of Southland Title Corporation.

Premium Taxes

Insurers are generally not subject to state income or franchise taxes. They are, however, subject to a “premium tax” on certain operating revenue, depending on the state. Tax rates and the amounts that are subject to tax vary from state to state. Premium taxes as a percentage of total title insurance revenue remained relatively constant during the last three years. This percentage was 1.2 percent for 2005, 1.3 percent for 2004 and 1.2 percent for 2003.

General, Administrative and Other

A summary of general, administrative and other expenses is as follows:

	2005		2004		2003
	(Dollars in millions)
Title Operations	$515.1	76.1%	$428.7	75.8%	$400.3	82.8%
Lender Services	72.2	10.7	69.9	12.3	23.3	4.8
Financial Services	1.4	0.2	1.8	0.3	0.2	0.0
Corporate and Other	87.9	13.0	65.9	11.6	60.2	12.4

Total	$676.6	100.0%	$566.3	100.0%	$484.0	100.0%

Title Operations—General and administrative expenses for the Title Operations segment increased by $86.4 million or 20.2 percent in 2005 compared to 2004. Incremental costs from acquisitions completed during 2005 and 2004 contributed $8.5 million of the increase in 2005. Before the impact of these acquisitions, the increase in general and administrative expenses for 2005 was due to increased order volume and increased legal costs of $26.1 million. The increased legal costs included previously announced charges for legal reserves for regulatory matters of $12.3 million.

General and administrative expenses for the Title Operations segment increased by $28.4 million or 7.1 percent in 2004 as compared to 2003. This increase is primarily related to acquisitions that occurred during early 2004 and 2003 of $39.5 million and legal settlements of $9.2 million, partially offset by lower costs associated with lower business volumes.

Lender Services—General and administrative expenses for the Lender Services segment increased $2.3 million, or 3.3 percent, in 2005 from 2004 and $46.6 million, or 200.0 percent in 2004 from 2003. Before the impact of acquisitions completed during 2004, general and administrative expenses decreased 6.8 percent in 2005 over 2004 as a result of lower business volumes. The increase in general and administrative expenses in 2004 over 2003 was primarily due to the purchase of LATF and LACS in 2003.

Financial Services—General and administrative expenses for the Financial Services segment decreased by $0.4 million in 2005 from 2004 and increased $1.6 million in 2004 from 2003 due to the acquisition of Centennial in November 2003.

Corporate and Other—General and administrative expenses in the Corporate and Other segment increased by $22.0 million, or 33.4 percent, in 2005 from 2004. The increase in these expenses is primarily related to the impact of acquisitions completed during 2005 and 2004 and increased expenses associated with higher volume in the commercial appraisal and assessment businesses. General and administrative expenses increased by $5.7 million, or 9.5 percent, in 2004 from 2003. The increase in these expenses is primarily related to the impact of acquisitions completed during 2004 and 2003.

Operating Income

Title Operations—The Title Operations segment reported pretax income of $348.8 million in 2005, $345.4 million in 2004, and $388.1 million in 2003. Pretax income in this segment from 2005 compared to 2004 was positively impacted by increased operating revenue from higher buy/sell and commercial volumes and from our growth through acquisitions during 2005 and 2004. These increases were partially offset by increases in litigation costs. Pretax income in this segment from 2004 compared to 2003 was positively impacted by growth through acquisitions during 2004 offset by increases in litigation, and personnel and administrative costs. Personnel and administrative costs did not decrease as rapidly as transaction volumes decreased due both to our inability to reduce headcount in proportion to volume changes and the acquisitions of agents throughout 2004 and during the latter portion of 2003. Additionally, the Title Operations segment reported reduced income in 2004 from its investment portfolio due primarily to the liquidation of securities in the third quarter to fund in part the acquisition of LATF and LACS. See “Net Realized Investment Gains” on page 41.

Lender Services—The Lender Services segment had pretax income (loss) of $(13.6) million in 2005, $2.0 million in 2004 and $(0.4) million in 2003. Pretax loss in 2005 reflects the write off of a portion of the customer relationship intangible related to the acquisition of our tax and flood business partially offset by acceleration of deferred revenue. Pretax (loss) income in 2004 and 2003 was impacted by the acquisitions made in the third and fourth quarters of 2003.

We evaluate the results of our Lender Services segment on the basis of pretax income before net revenue deferrals and amortization (“PRBDA”). Adjusted operating revenue represents operating revenue adjusted for the impact of net revenue deferrals. PRBDA margin represents PRBDA divided by operating revenue adjusted for net revenue deferrals. PRBDA and PRBDA margin are not measures of performance defined by GAAP and should not be considered in isolation or as a substitute for operating income or cash flows provided by operating activities, which have been prepared in accordance with GAAP. PRBDA and PRBDA margin, as presented, may not be comparable to the calculation of similarly titled measures reported by other companies. We believe that PRBDA and PRBDA margins provide useful information to investors because they are indicators of operating and cash flow performance for those businesses where we have life of loan servicing requirements, which have been burdened in the short run with amortization expense related to intangibles acquired with the businesses. While amortization expense is an operating expense under GAAP, this expense represents the non-current allocation of intangible assets acquired in prior periods. Additionally, while net revenue deferrals are a reduction of revenue and profits in the current period, these reductions represent a non-cash allocation of revenue to future periods for ongoing monitoring of certain of our flood and tax servicing products. Reconciliations of these financial measures to Lender Services operating results are as follows:

	December 31,
	2005	2004	2003
	(Dollars in millions)
Operating revenue	$183.8	$149.6	$49.0
Add net revenue deferrals	4.4	26.2	5.6

Adjusted operating revenue	188.2	175.8	54.6

Operating income before taxes	(13.6)	2.0	(0.4)
Change in net revenue deferrals	4.4	26.2	5.6
Add back:
Amortization expense	14.1	13.4	3.5
Write off of intangible and other long lived assets	37.6	—	—

PRBDA	$42.5	$41.6	$8.7

PRDBA to adjusted operating revenue margin	22.6%	23.7%	15.9%

Financial Services—The Financial Services segment reported pretax income of $13.5 million in 2005, $9.7 million in 2004 and $0.7 million in 2003. The increase in pretax income from 2004 to 2005 was due to growth in the loans receivable and investment portfolios, which exceeded the increase in interest-bearing liabilities. The increase in pretax income from 2003 to 2004 was due to the purchase of Centennial in November 2003.

Corporate and Other—The Corporate and Other segment reported pretax losses of $(87.4) million in 2005, $(92.1) million in 2004 and $(75.0) million in 2003. The Corporate and Other segment includes unallocated corporate expenses and our home warranty, residential inspection, and commercial appraisal and assessment businesses. The decrease in pretax losses from 2004 to 2005 was primarily due to the impact of acquisitions completed during 2005 and 2004. The increase in pretax losses from 2003 to 2004 was due to increased interest expense as a result of debt issuances in May 2004 and November 2003 and due to increased salary and employee benefit expenses from infrastructure growth and compliance with the Sarbanes-Oxley Act.

Income Taxes

Our effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 36.6 percent for 2005, 35.2 percent for 2004 and 35.3 percent for 2003. The differences in the effective tax rate were primarily due to changes in the ratio of permanent differences to income before taxes and the mix of state taxes related to our non-insurance subsidiaries.

Net Income

We reported net income for 2005 of $165.6 million or $9.29 per share on a diluted basis, compared to $171.6 million, or $9.39 per share on a diluted basis, for 2004, and $202.8 million, or $10.88 per share on a diluted basis, for 2003. Adjusted net income for 2005 was $184.2 million, or $10.34 per share on a diluted basis, compared to $180.7 million for 2004, or $9.89 per share on a diluted basis, and $206.0 million for 2003, or $11.05 per share on a diluted basis.

To supplement our consolidated financial statements presented on a GAAP basis, we use additional non-GAAP measures of operating revenue, income before income taxes, net income, and earnings per common share assuming dilution, adjusted to exclude certain costs, expenses, gains or losses we believe appropriate to enhance an overall understanding of our past financial performance and also our prospects for the future. These adjustments to our GAAP results are made with the intent of providing both management and investors a more complete understanding of our underlying operational results and trends and our marketplace performance. In addition, these non-GAAP results are among the primary indicators management uses as a basis for planning and forecasting future periods. Adjusted operating revenue, income before income taxes, adjusted net income, and adjusted earnings per common share assuming dilution are not measures of performance defined by GAAP and should not be considered in isolation or as a substitute for operating revenue, income before income taxes, net income, or earnings per common share assuming dilution, which have been prepared in accordance with GAAP. Reconciliations of these financial measures to consolidated operating results are as follows:

Reconciliation of Non-GAAP Measures

	Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
	(In millions, except per share data)
Operating revenue, as reported	$3,866.7	$3,444.5	$3,345.4
Deduct:
Recognition of deferred income	(33.8)	—	—

Adjusted operating revenue	3,832.9	3,444.5	3,345.4

Income before income taxes, as reported	$261.3	$265.0	$313.4
Add back:
Write off of intangible and other long-lived assets	39.1	5.0	4.9
Regulatory legal reserve	12.3	—	—
Settlement of class action suit	10.3	9.2	—

	323.0	279.2	318.3
Deduct:
Recognition of deferred income	(33.8)	—	—

Adjusted income before income taxes	289.2	279.2	318.3

Net income, as reported	$165.6	$171.6	$202.8
Add back:
Write off of intangible and other long-lived assets	23.2	3.2	3.2
Regulatory legal reserve	8.7	—	—
Settlement of class action suit	6.7	5.9	—

	204.2	180.7	206.0
Deduct:
Recognition of deferred income	(20.0)	—	—

Adjusted net income	184.2	180.7	206.0

Net income per common share assuming dilution, as reported	$9.29	$9.39	$10.88
Add back:
Write off of intangible and other long-lived assets	1.30	0.18	0.17
Regulatory legal reserve	0.49	—	—
Settlement of class action suit	0.38	0.32	—

	11.46	9.89	11.05
Deduct:
Recognition of deferred income	(1.12)	—	—

Adjusted net income per common share assuming dilution	10.34	9.89	11.05

Liquidity and Capital Resources

Cash provided by operating activities for 2005, 2004 and 2003, respectively, was $422.5 million, $256.6 million and $317.7 million. The principal non-operating uses of cash and cash-equivalents for 2005, 2004 and 2003 were acquisitions, capital expenditures, additions to the investment portfolio and loans receivable, stock repurchases and the repayment of debt. The principal non-operating sources of cash were proceeds from our investment portfolio and deposits in 2005, the issuance in 2004 of our $125.0 million 3.25 percent Senior Convertible Debentures due 2034, the issuance in 2003 of our $115.0 million 3.125 percent Convertible Senior Debentures due 2033 (together, the “Convertible Debentures”) and the proceeds from the sales and maturities of certain investments. The net of all activities was to increase cash by $16.1 million, $20.1 million and $10.5 million for 2005, 2004 and 2003, respectively. As of December 31, 2005, we held cash of $89.1 million and investments of $1,754.7 million.

As noted above, our operating results and cash flows are heavily dependent on the real estate market, particularly in the Title Operations segment. While we have continued to diversify our products and services portfolio over the last several years, a significant downturn in the real estate market would adversely impact our cash flows. Our business is labor intensive. Changes to the real estate market are monitored closely, and staffing levels are adjusted accordingly. There is typically a lag between changes in the real estate market and changes in personnel levels resulting in higher personnel costs in periods where the real estate market declines in advance of headcount reductions. The Lender Services segment provides real estate tax payment and flood certification services for the life of loans for which we receive cash at loan closing. This revenue related to the long-term servicing is deferred and amortized over the life of the loan. As a result, our cash flows in the Lender Services segment are greater than reported earnings. Revenue, cash receipts and loans in our Financial Services segment are dependent on the ability of the bank to attract deposits and qualified commercial customers. We believe that our product diversification efforts along with our management of operating expenses and significant working capital position will aid our ability to manage cash resources through declines in the real estate market.

We do not match maturities of our investments with anticipated claims payments, which may result in our having periods in which cash flows from operations are positively or negatively impacted by the difference between the liability for claims being established and the actual payment stream. As opposed to insurance companies where claims account for a substantial portion of premiums, our title insurance claims typically average approximately 4 percent to 5 percent of title insurance operating revenue. Additionally, the time period in which we are liable for a claim is long, with potential claims being paid over 20 years after a title policy is issued and the timing of claims payments may vary from period to period. Over the past several years, exclusive of our operating cash flows, our investment income returns plus maturities of fixed obligation securities have resulted in a maturity and investment income to claims payment ratio in excess of two times.

We consider our investment portfolio as available for sale. We review the status of each security quarterly to determine whether an other-than-temporary impairment (“OTTI”) has occurred. Our criteria include whether the fair value of the security is less than 80 percent of its amortized cost, the investment grade of the security and how long the security has been in an unrealized loss position. All of our securities that have had an unrealized loss in excess of 1 year are investment-grade, long-term bonds that we have the ability and intent to hold to recovery. Consequently, we recorded no OTTI loss in 2005 or 2004.

We slowed our acquisition pace in 2005 compared to the two previous years. We focused on deepening rather than broadening our service offerings and completed only three acquisitions with an aggregate purchase price of approximately $24.0 million in new title operations and six acquisitions with an aggregate purchase price of approximately $2.1 million in expanded services. The 2005 purchases were funded through a mixture of cash, invested cash and investments. We will continue to selectively evaluate additional acquisitions should attractive candidates be identified.

In 2004 and 2003, we issued Convertible Senior Debentures totaling $125.0 million and $115.0 million, respectively. These Debentures are convertible only upon the occurrence of certain events, which we currently view as remote. In February 2005, we made an irrevocable election under the terms of our 2003 Debentures to satisfy in cash 100 percent of the principal amount of the 2003 Debentures converted after February 15, 2005. Prior to the election, we had the ability to make payment upon conversion for the principal amount of the 2003 Debentures in cash or shares of our common stock.

In 2006, certain senior notes will mature in August 2006. It is our intention to refinance these notes at prevailing market rates.

In 2004, we amended our employee retirement savings plans. The changes to our employee retirement savings program included:

•	Amendments to the Plan effective December 31, 2004 to cease future accruals to the retirement plan accounts of all Plan participants (other than annual interest credits on account balances), to cause the accrued benefits of participants to be fully vested as of December 31, 2004 and to limit participation in the Plan to those individuals who were participants as of December 31, 2004. There were conforming changes to our Benefit Restoration Plan.

•	Amendments to our Savings and Stock Ownership Plan effective January 1, 2005 to comply with the safe harbor provisions of Sections 401(k)(12) and 401(m)(11) of the Internal Revenue Code of 1986, as amended. The amendment provided immediate vesting on all of our matching contributions made after January 1, 2005, removed the one-year waiting period for new participants to receive matching contributions and increased the matching contributions that we will make to employee accounts under the plan.

•	Adoption of a new Employee Stock Purchase Plan was approved by our shareholders at the 2005 Annual Meeting of Shareholders and became effective July 1, 2005. The plan replaced our previous employee stock purchase plan and permits employees to purchase stock at a discount of 15 percent of the fair market value of our common stock. The plan initially authorizes the purchase of 1,500,000 shares of our common stock.

Based on these changes, we anticipate a reduction in company-wide pension expense of approximately $9.1 million in 2006. We anticipate a contribution of between $10.0 million and $20.0 million to the Plan in 2006. Additionally, we anticipate that our contribution requirements after 2006 will decline.

The Board of Directors approved one-year authorization programs allocating $40.0 million for 2003 and $50.0 million for 2004 to repurchase up to 1,250,000 shares or 7 percent of our existing common stock over the following twelve months. During the first three quarters of 2004, we repurchased the entire 1,250,000 authorized shares for 2004. As a result, in December 2004, the Board of Directors approved a program expiring February 2006 which authorized us to repurchase up to 1,000,000 additional shares at a cost not to exceed $60.0 million. During the fourth quarter 2005, we fully executed the share repurchase program announced in December 2004. In October 2005, the Board of Directors approved a program expiring at the end of July 2007 to repurchase an additional 1,250,000 shares.

We maintain an Executive Voluntary Deferral Plan and an Outside Directors Deferral Plan. These plans allow executives and directors to defer eligible compensation into deferred stock units or a cash account bearing interest at a fixed rate of return. We funded the purchase of 40,580 shares of common stock related to these plans in 2005. The shares are held in a trust to be used for payments to participants under the plans. The trustee held 237,400 shares at December 31, 2005. Further information on these plans can be found in Note 9 to the accompanying Consolidated Financial Statements.

Centennial maintains an allowance for loan losses related to our loans receivable. During 2005, we did not experience a significant change in the underlying components of the allowance for loan losses or the balance in total. There have been no significant changes in the underlying rationale for our provision for loan losses or significant changes in asset quality.

Off-Balance Sheet Arrangements

We administer escrow and trust deposits as a service to our customers. These deposits totaled $3.1 billion and $2.8 billion at December 31, 2005 and 2004, respectively. Our escrow and trust deposits are not considered assets and are not included in the accompanying balance sheets. However, we remain contingently liable for the disposition of these deposits. We have begun depositing a portion of these escrow and trust deposits in Centennial. Of the $3.1 billion in escrow, we have deposited $200 million in Centennial and those assets and liabilities have been reflected on the accompanying Consolidated Financial Statements.

Additionally, we facilitate tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. As a facilitator and intermediary, we hold the proceeds from sales transactions until a qualified acquisition occurs. These deposits totaled $1,111.7 million and $1,399.7 million at December 31, 2005 and 2004, respectively. Similarly, we also facilitate tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. These exchanges require us, using the customer’s funds, to acquire qualifying property on behalf of the customer and take temporary title to the customer’s property until a qualifying acquisition occurs. Reverse property exchanges totaled $409.4 million and $470.3 million at December 31, 2005 and 2004, respectively. Due to the structure utilized to facilitate these transactions, like-kind exchanges and reverse exchanges are not considered assets of LandAmerica and are not included in the accompanying consolidated balance sheets. However, we remain contingently liable for the transfers of property, disbursement of proceeds and the return on the proceeds at the agreed upon rate.

In the ordinary course of business, we enter into business arrangements that fall within the scope of FIN No. 45, Guarantors Accounting and Disclosure Requirements Including Guarantees of Indebtedness of Others, and FIN No. 46, Variable Interest Entities, both of which we adopted in 2003. There were no arrangements in these categories that are reasonably likely to have a material impact on our current or future operations, financial condition or results of operations. Required disclosures are in Notes 12 and 13 to the accompanying Consolidated Financial Statements.

Contractual Obligations

A summary of our contractual obligations and commercial commitments is as follows:

	Payment Due by Period
	(In millions)
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
Long-term debt obligations	$479.3	$78.2	$84.2	$20.7	$296.2
Operating lease obligations	219.2	70.8	98.2	38.1	12.1
Purchase obligations (1)	95.0	45.3	32.3	11.8	5.6

Total obligations	$793.5	$194.3	$214.7	$70.6	$313.9

(1)	We included all purchase obligations in excess of $100,000 in value irrespective of their termination dates. These include annually renewable corporate insurance programs, payments required under software licensing agreements, vehicle leasing arrangements, annual line of credit availability fees and fees to certain joint venture partners. Purchase obligations not exceeding $100,000 were not material to us, either individually or in the aggregate.

We have no required employer contributions to our Cash Balance Pension Plan at this time. However, we anticipate contributing between $10 million and $20 million to the plan during 2006.

Our policy and contract claims loss reserve projected annual payments as of December 31, 2005 were as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
	(Dollars in millions)
Policy and contract claims loss reserve	$125.9	$101.8	$85.8	$67.1	$50.6	$266.4	$697.6
Percentage of total	18.0%	14.6%	12.3%	9.6%	7.3%	38.2%	100.0%

As of December 31, 2005, we had a policy and contract claims reserve of $697.6 million. The amounts and timing of these obligations are estimated and are not set contractually. Nonetheless, based on historical insurance claim experience, we anticipate the above payment patterns. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate. Changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, economic conditions and other factors could affect the timing and amount of actual claims payments.

Interest Rate Risk

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For investment securities and loans receivable, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Actual cash flows could differ from the expected amounts.

Interest Rate Sensitivity Principal Amount by Expected Maturity

Average Interest Rate

(Dollars in millions)

	2006	2007	2008	2009	2010	2011 and after	Total	Fair Value
Assets:
Taxable available-for-sale securities:
Book value	$39.0	$68.1	$60.8	$70.6	$43.5	$395.8	$677.8	$676.9
Average yield	5.2%	4.5%	4.3%	4.7%	4.8%	5.3%	5.0%
Non-taxable available-for-sale securities:
Book value	10.0	9.9	27.7	17.1	20.9	382.9	468.5	478.7
Average yield	4.1%	4.4%	4.3%	4.3%	4.2%	4.4%	4.4%
Preferred stock:
Book value	—	—	—	—	—	7.9	7.9	7.9
Average yield	—	—	—	—	—	3.4%	3.4%
Loans receivable, excluding reserves, discounts and other cost:
Book value	0.1	3.4	0.7	0.8	3.3	433.3	441.5	438.4
Average yield	10.3%	9.5%	9.1%	7.4%	7.6%	6.9%	6.9%

Changes in maturities and yields from 2004 to 2005 primarily relate to timing of purchases and sales of any such securities and the impact that the securities sold or purchased have on the average portfolio yield.

We also have long-term debt of $479.3 million bearing interest at an average rate of 4.7 percent at December 31, 2005. Our debt portfolio is primarily fixed rate obligations and not subject to variability.

Additionally, we have interest bearing passbook and certificate of deposit liabilities of $347.2 million bearing interest at an average rate of 4.0 percent at December 31, 2005 which are subject to change based on short-term United States interest rates and availability of funds. A 10 percent change in the interest rate for deposits would affect income before income taxes by approximately $0.4 million annually. The remaining $200.0 million of deposit liabilities related to escrow balances are non interest bearing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk” in Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Notes thereto are included elsewhere in this Annual Report on Form 10-K and are incorporated by reference herein. See Item 15 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Restatement

As discussed in Note 1 to the Consolidated Financial Statements, our management restated the consolidated financial statements and related financial information for the years ended December 31, 2004 and 2003. The determination to restate these consolidated financial statements and other financial information was made as a result of management’s identification of an accounting error in the calculation of our policy and contract claims reserve. Management identified this error through a reconciliation process performed in the fourth quarter of 2005, reconciling the claims system information used in a new database to the actuarial data which is used to calculate our policy and contract claims reserve.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide assurances that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission.

Our management, under the direction of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. Based upon this evaluation and solely as a result of the material weakness discussed below under “Management’s Report on Internal Control over Financial Reporting”, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15(d)-15-(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2005.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following material weakness in our internal controls over financial reporting. As of December 31, 2005, we did not maintain effective controls over the reconciliation of claims payment and recovery data used to support the estimate of our policy and contract claims reserve. The claims reserve is required to be calculated based on historical claims payments, net of any recoveries. Beginning in 1999 the data used to generate the claims reserve calculated by the actuary and reviewed by management included claims without reduction for recoveries. In 1999 we implemented a new claims system and updated our claim reports. While the data is accurate in the claims reports, the new report format was misinterpreted. Our internal control requiring reconciliation of data used by the actuary was performed with this misinterpretation when reconciled to the financial records. Had the reconciliation been performed accurately, we may have identified the error. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of this material weakness in the application of our claims reporting controls, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005 based on criteria established in “Internal Control—Integrated Framework” issued by the COSO.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, the independent registered public accounting firm who audited our consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of our internal control over financial reporting appears below.

Remediation of Material Weakness

Although we believe we have taken appropriate steps to correct the error identified and record the appropriate adjustments to the financial statements, we have also taken the following steps with respect to the control deficiencies in our claims reserve processes:

•	We have enhanced the professional staff responsible for the claims reserve analysis and reconciliations.

•	We have clarified control procedures surrounding the claims data to more clearly delineate the requirements for reconciliation.

•	We have enhanced control procedures around system reports relied upon for significant financial accounts.

Management believes that implementation of these actions have remediated the material weakness described above.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Registered Independent Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

LandAmerica Financial Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that LandAmerica Financial Group, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the Company not maintaining effective controls over the reconciliation of claims payment and recovery data used to support the estimate of its policy and contract claims reserve, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LandAmerica Financial Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: In its assessment as of December 31, 2005, management identified as a material weakness the fact that the Company did not maintain effective controls over the reconciliation of claims payment and recovery data used to support the estimate of its policy and contract claims reserve. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 3, 2006 on those financial statements.

In our opinion, management’s assessment that LandAmerica Financial Group, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, LandAmerica Financial Group, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria. We do not express an opinion or any other form of assurance on management’s statement referring to remediation of the material weakness in management’s assessment of internal control.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LandAmerica Financial Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of LandAmerica Financial Group, Inc. and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia

March 3, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as to certain information regarding executive officers included in Part I under the caption, “Executive Officers of the Registrant” and the matters set forth below, the information required by this item is incorporated herein by reference to our definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer and controller and contains provisions relating to honest and ethical conduct (including the handling of conflicts of interest between personal and professional relationships), the preparation of full, fair, accurate and timely disclosure in reports and documents filed with the Securities and Exchange Commission and in other public communications made by us, compliance with governmental laws, rules and regulations and other matters. A copy of the Code of Ethics for Senior Financial Officers is available through the “Corporate Governance” section of our internet website at www.landam.com. Any amendment to or waiver from a provision of the Code of Ethics will be promptly disclosed on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1), (2) and (3). The response to this portion of Item 15 is submitted as a separate section of this report.

(b) Exhibits—The response to this portion of Item 15 is submitted as a separate section of this report.

(c) Financial Statement Schedules—The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDAMERICA FINANCIAL GROUP, INC.

By:	/S/ THEODORE L. CHANDLER, JR.
Theodore L. Chandler, Jr. President and Chief Executive Officer

March 6, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES H. FOSTER, JR. Charles H. Foster, Jr.	Chairman and Director	March 6, 2006

/s/ THEODORE L. CHANDLER, JR. Theodore L. Chandler, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2006

/s/ G. WILLIAM EVANS G. William Evans	Chief Financial Officer (Principal Financial Officer)	March 6, 2006

/s/ CHRISTINE R. VLAHCEVIC Christine R. Vlahcevic	Senior Vice President— Corporate Controller (Principal Accounting Officer)	March 6, 2006

/s/ JANET A. ALPERT Janet A. Alpert	Director	March 6, 2006

/s/ GALE K. CARUSO Gale K. Caruso	Director	March 6, 2006

/s/ MICHAEL DINKINS Michael Dinkins	Director	March 6, 2006

/s/ JOHN P. MCCANN John P. McCann	Director	March 6, 2006

/s/ ROBERT F. NORFLEET, JR. Robert F. Norfleet, Jr.	Director	March 6, 2006

/s/ ROBERT T. SKUNDA Robert T. Skunda	Director	March 6, 2006

/s/ JULIOUS P. SMITH, JR. Julious P. Smith, Jr.	Director	March 6, 2006

Signature	Title	Date

/s/ THOMAS G. SNEAD, JR. Thomas G. Snead, Jr.	Director	March 6, 2006

/s/ EUGENE P. TRANI Eugene P. Trani	Director	March 6, 2006

/s/ MARSHALL B. WISHNACK Marshall B. Wishnack	Director	March 6, 2006

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEMS 15 (a)(1), (2) AND (3), (b) AND (c)

INDEX OF FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2005

LANDAMERICA FINANCIAL GROUP, INC.

RICHMOND, VIRGINIA

FORM 10-K ITEM 15 (a)(1), (2) AND (3)

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of LandAmerica Financial Group, Inc. and subsidiaries are incorporated by reference in Item 8:

The following consolidated financial statement schedules of LandAmerica Financial Group, Inc. and subsidiaries are included in Item 15(c):

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Board of Directors and Shareholders

LandAmerica Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of LandAmerica Financial Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(c). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LandAmerica Financial Group, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As explained in Note 1 to the financial statements, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LandAmerica Financial Group Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/    ERNST & YOUNG LLP

Richmond, Virginia

March 3, 2006

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31

(In millions)

ASSETS	2005	2004
		(Restated)
INVESTMENTS:
Fixed maturities available-for-sale—at fair value (amortized cost: 2005—$1,154.2; 2004—$1,075.8)	$1,163.5	$1,113.3
Equity securities—at fair value (cost: 2005—$94.5; 2004—$31.4)	102.4	42.1
Federal funds sold	4.2	4.5
Short term investments	484.6	276.4

Total Investments	1,754.7	1,436.3
CASH	89.1	73.0
LOANS RECEIVABLE	437.9	344.6
ACCRUED INTEREST RECEIVABLE	19.6	16.4
NOTES AND ACCOUNTS RECEIVABLE
Notes (less allowance for doubtful accounts: 2005—$4.3; 2004—$4.1)	16.0	16.5
Trade accounts receivable (less allowance for doubtful accounts: 2005—$7.9; 2004—$8.2)	124.6	111.3

Total Notes and Accounts Receivable	140.6	127.8
TAXES RECEIVABLE	—	12.2
PROPERTY AND EQUIPMENT—at cost (less accumulated depreciation and amortization: 2005—$209.5; 2004—$202.7)	114.4	106.1
TITLE PLANTS	93.9	93.9
GOODWILL	584.3	568.5
INTANGIBLE ASSETS (less accumulated amortization 2005—$61.3; 2004—$ 32.5)	156.3	213.0
DEFERRED INCOME TAXES	130.2	124.4
OTHER ASSETS	174.0	148.7

Total Assets	$3,695.0	$3,264.9

See Notes to Consolidated Financial Statements

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31

(In millions, except for share amounts)

LIABILITIES	2005	2004
		(Restated)
POLICY AND CONTRACT CLAIMS	$697.6	$643.8
DEPOSITS	547.2	373.1
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	399.1	329.1
NOTES PAYABLE	479.3	465.4
DEFERRED SERVICE ARRANGEMENTS	211.2	202.4
TAXES PAYABLE	18.1	—
OTHER	64.0	53.4

Total Liabilities	2,416.5	2,067.2

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2005—17,291,213; 2004—17,962,527	443.1	491.5
Accumulated other comprehensive loss	(42.3)	(17.6)
Retained earnings	877.7	723.8

Total Shareholders’ Equity	1,278.5	1,197.7

Total Liabilities and Shareholders’ Equity	$3,695.0	$3,264.9

See Notes to Consolidated Financial Statements

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31

(In millions, except per common share amounts)

	2005	2004	2003
		(Restated)	(Restated)
REVENUES
Operating revenues	$3,866.7	$3,444.5	$3,345.4
Net investment and other income	88.7	71.8	52.1
Net realized investment gains	4.2	5.8	8.5

	3,959.6	3,522.1	3,406.0

EXPENSES
Agents’ commissions	1,561.8	1,471.8	1,511.6
Salaries and employee benefits	1,118.3	971.0	859.1
General, administrative and other	676.6	566.3	484.0
Provision for policy and contract claims	197.2	142.5	172.1
Premium taxes	42.7	42.6	40.6
Interest expense	33.8	26.8	13.1
Amortization of intangible assets	28.8	24.6	6.9
Write-off of intangible and other long-lived assets	39.1	5.0	4.9
Exit and termination costs	—	6.5	0.3

	3,698.3	3,257.1	3,092.6

INCOME BEFORE INCOME TAXES	261.3	265.0	313.4
INCOME TAX EXPENSE	95.7	93.4	110.6

NET INCOME	$165.6	$171.6	$202.8

NET INCOME PER COMMON SHARE	$9.45	$9.46	$11.01
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17.5	18.1	18.4
NET INCOME PER COMMON SHARE ASSUMING DILUTION	$9.29	$9.39	$10.88
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ASSUMING DILUTION	17.8	18.3	18.6

See Notes to Consolidated Financial Statements

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31

(In millions)

	2005	2004	2003
		(Restated)	(Restated)
Cash flows from operating activities:
Net income	$165.6	$171.6	$202.8
Depreciation and amortization	58.8	50.5	25.9
Amortization of bond premium	6.2	7.1	5.7
Write-off of intangible and other long-lived assets	39.1	5.0	4.9
Realized investment gains	(4.2)	(5.8)	(8.5)
Deferred income tax (benefit) expense	(27.8)	(2.5)	5.9
Change in assets and liabilities, net of businesses acquired:
Accounts and notes receivable	(16.3)	(10.7)	22.4
Income taxes receivable/payable	65.3	(8.8)	(20.2)
Accounts payable and accrued expenses	62.7	(6.8)	(5.1)
Policy and contract claims	53.8	16.2	68.0
Deferred service arrangements	8.8	27.7	4.6
Other	10.5	13.1	11.3

Net cash provided by operating activities	422.5	256.6	317.7

Cash flows from investing activities:
Purchase of property and equipment, net	(37.5)	(31.0)	(33.6)
Purchase of business, net of cash acquired	(24.0)	(168.4)	(363.6)
Investments in unconsolidated subsidiaries	(18.7)	(19.8)	(8.8)
Change in cash surrender value of life insurance	(1.8)	(3.3)	(2.9)
Change in short term investments	(208.1)	(81.5)	61.2
Cost of investments acquired:
Fixed maturities	(450.4)	(463.7)	(588.0)
Equity securities	(77.0)	(16.6)	(11.0)
Proceeds from investment sales or maturities:
Fixed maturities	366.1	375.4	551.2
Equity securities	18.8	15.7	9.0
Net change in federal funds sold	0.3	(4.0)	9.4
Change in loans receivable	(94.1)	(82.5)	(11.2)

Net cash used in investing activities	(526.4)	(479.7)	(388.3)

Cash flows from financing activities:
Net change in deposits	174.1	169.2	(4.5)
Proceeds from the exercise of options and incentive plans	7.9	14.1	14.1
Sale of stock warrants	—	22.5	—
Purchase of call options	—	(32.0)	—
Cost of common shares repurchased	(64.0)	(49.3)	(2.7)
Dividends paid	(11.7)	(9.2)	(6.3)
Proceeds from issuance of notes payable	45.7	150.1	119.1
Payments on notes payable	(32.0)	(22.2)	(38.6)

Net cash provided by financing activities	120.0	243.2	81.1

Net increase in cash	16.1	20.1	10.5
Cash at beginning of year	73.0	52.9	42.4

Cash at end of year	$89.1	$73.0	$52.9

See Notes to Consolidated Financial Statements

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In millions, except per common share amounts)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amounts
BALANCE—DECEMBER 31, 2002 (Restated)	18.4	$509.5	$(0.2)	$364.9	$874.2
Comprehensive income:
Net income (Restated)	—	—	—	202.8	202.8
Other comprehensive loss
Net unrealized loss on securities, net of tax benefit $(0.3)	—	—	(0.5)	—	(0.5)
Minimum pension liability adjustment, net of tax benefit $(9.0)	—	—	(15.8)	—	(15.8)

					186.5

Common stock retired	(0.1)	(2.7)	—	—	(2.7)
Stock options and incentive plans	0.5	14.1	—	—	14.1
Common dividends ($0.34/share)	—	—	—	(6.3)	(6.3)

BALANCE—DECEMBER 31, 2003 (Restated)	18.8	520.9	(16.5)	561.4	1,065.8
Comprehensive income:
Net income (Restated)	—	—	—	171.6	171.6
Other comprehensive loss
Net unrealized loss on securities, net of tax benefit $(2.1)	—	—	(3.6)	—	(3.6)
Minimum pension liability adjustment, net of tax $1.4	—	—	2.5	—	2.5

					170.5

Purchase of call options, net of tax benefit $(11.2)	—	(20.8)	—	—	(20.8)
Sale of common stock warrants	—	22.5	—	—	22.5
Common stock retired	(1.2)	(49.3)	—	—	(49.3)
Stock options and incentive plans	0.4	18.2	—	—	18.2
Common dividends ($0.50/share)	—	—	—	(9.2)	(9.2)

BALANCE—DECEMBER 31, 2004 (Restated)	18.0	491.5	(17.6)	723.8	1,197.7
Comprehensive income:
Net income	—	—	—	165.6	165.6
Other comprehensive loss
Net unrealized loss on securities—net of tax benefit $(10.8)	—	—	(20.1)	—	(20.1)
Minimum pension liability adjustment, net of tax benefit $(2.6)	—	—	(4.6)	—	(4.6)

					140.9

Purchase of call options, net of tax	—	(1.0)	—	—	(1.0)
Common stock retired	(1.1)	(64.0)	—	—	(64.0)
Stock options and incentive plans	0.4	16.6	—	—	16.6
Common dividends ($0.66/share)	—	—	—	(11.7)	(11.7)

BALANCE—DECEMBER 31, 2005	17.3	$443.1	$(42.3)	$877.7	$1,278.5

See Notes to Consolidated Financial Statements

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

When used in these notes, the terms “LandAmerica,” “we,” “us” or “our” means LandAmerica Financial Group, Inc. and all entities included in our consolidated financial statements.

Organization

We are engaged principally in the title insurance business. Title insurance policies are insured statements of the condition of title to real property, showing ownership as indicated by public records, as well as outstanding liens, encumbrances and other matters of record and certain other matters not of public record. Our business results primarily from resales and refinancings of residential real estate and to a lesser extent, from commercial transactions and the sale of new housing.

Through our subsidiaries, we are one of the largest title insurance companies in the United States. Our principal title insurance underwriters—Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation and Transnation Title Insurance Company—together provide the majority of our insurance products in the United States, Mexico, Canada, Europe, the Caribbean and Latin America. We also provide escrow and closing services, commercial real estate services and other real estate transaction management services that are included in the Title Insurance segment.

Additionally, we provide other real estate transaction products and services including tax processing and flood zone certifications, default management services, mortgage loan subservicing and consumer mortgage credit reporting to lenders. These businesses are included in the Lender Services segment.

We operate a California industrial bank which makes up the Financial Services segment. The bank’s primary business is the origination and bulk purchase of commercial real estate loans in the Southern California market.

We also provide inspection services on commercial and residential real estate, home warranties to buyers of residential real estate, commercial appraisals and valuations, and due diligence services. These services, along with the unallocated portion of the corporate expenses related to our corporate offices in Richmond, Virginia (including unallocated interest expense) have been included in the Corporate and Other segment.

See Note 16 for additional information regarding our business segments.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations, after intercompany eliminations, of LandAmerica and its subsidiaries. We also consolidate any variable interest entity of which we are the primary beneficiary in accordance with Financial Accounting Standards Board Interpretation Number (“FIN”) 46, Variable Interest Entities. Our investments in non-majority owned partnerships and affiliates that are not variable interest entities are accounted for on the equity method.

Reclassification

Certain 2004 and 2003 amounts have been reclassified to conform to the 2005 presentation.

Restatement

The consolidated financial statements for the years ended December 31, 2004 and 2003 were restated as a result of management’s identification of an error in the liability for policy and contract claims (“claims reserve”) calculation. We have determined that when a new claims system was implemented in 1999, there was a misinterpretation of data in a new report generated from the new system that caused data regarding claims paid to be reported to our actuaries without the appropriate reduction for recoveries. The accounting error resulted in an overstatement of the claims reserve, and related deferred tax asset and an understatement of net income and shareholders’ equity.

The following tables set forth the effects of the restatement on affected line items within our previously reported Consolidated Balance Sheet and Consolidated Statement of Operations. The cumulative effect of the adjustment on the retained earnings balance in shareholders’ equity as of December 31, 2002 was an increase of $10.6 million. The restatement had no effect on our net cash provided by or used in operating, investing or financing activities.

	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In millions, except per share amounts)
Effects on Consolidated Balance Sheet:
Deferred income taxes	$149.5	$124.4	$134.2	$122.7
Total Assets	3,290.0	3,264.9	2,721.6	2,710.1
Policy and contract claims	715.5	643.8	659.6	626.8
Total liabilities	2,138.9	2,067.2	1,677.1	1,644.3
Shareholders’ equity	1,151.1	1,197.7	1,044.5	1,065.8
Total liabilities and shareholders’ equity	3,290.0	3,264.9	2,721.6	2,710.1
Effects on Consolidated Statements of Operations:
Provision for policy and contract claims	$181.4	$142.5	$188.6	$172.1
Income before income taxes	226.1	265.0	296.9	313.4
Income taxes	79.8	93.4	104.8	110.6
Net income	146.3	171.6	192.1	202.8
Net income per common share	$8.07	$9.46	$10.43	$11.01
Net income per common share assuming dilution	$8.01	$9.39	$10.31	$10.88

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Investments

Fixed-maturity and equity security investments are carried at fair value and are classified as available-for-sale. The change in the unrealized appreciation and depreciation is reported as a separate component of shareholders’ equity. The amortized cost of fixed-maturity investments is adjusted for amortization of premiums and accretion of discounts and is included in net investment income.

Realized gains and losses on sales of investments, as well as declines in value of a security considered to be other than temporary, are recognized in operations on the specific identification basis.

Investment grade mortgage-backed securities are accounted for on the retrospective method. Non-investment grade mortgage-backed securities are accounted for on the prospective short-term investments method.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, certain origination fees and direct costs associated with lending activities are capitalized and amortized over the respective lives of the loans receivable as a yield adjustment using the interest method.

Loans Receivable Allowance

The allowance for loans receivable losses is established through a provision for loan losses. A loan is charged off against the allowance for loan losses when we believe that collectibility of the principal is unlikely. The allowance is an amount that we believe is adequate to absorb estimable and probable losses on existing loans and contracts. We consider changes in the nature and volume of our portfolio, overall portfolio quality, prior loss experience, review of specific problem loans and contracts, regulatory guidelines and current economic conditions that may affect the borrower’s ability to pay. Additionally, certain regulatory agencies, as part of their examination process periodically review our allowance for loan losses. These agencies may require adjustments to the allowance based on their judgment regarding information made available to them.

Loans receivable are impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans receivable are generally measured at the present value of expected cash flows discounted at the loan’s effective interest rate. In the case of collateral-dependent loans, impairment is based on the fair value of the collateral.

Accounts Receivable

Accounts receivable are carried at face value which approximates fair value. The allowance for doubtful accounts receivable represents an estimate of amounts considered uncollectible and is determined based on our evaluation of historical collection experience, adverse situations which may affect an individual customer’s ability to repay as well as prevailing economic conditions.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

Goodwill

Goodwill is tested for recoverability annually on October 1, or sooner if events or changes in circumstances indicate that the carrying amount of our reporting units, including goodwill, may exceed their fair values. The fair value of the reporting units is determined using cash flow analysis which projects the future cash flows produced by the reporting units and discounts those cash flows to the present value. The projection of future cash flows is necessarily dependent upon assumptions on the future levels of income as well as business trends, prospects and market and economic conditions. When the fair value is less than the carrying value for the net assets of the reporting unit, including goodwill, an impairment loss may be charged to operations. Based on our annual analysis, no impairment was identified for the years ending December 31, 2005, 2004, and 2003. See Note 11 for additional information.

Intangible Assets

Intangible assets primarily include capitalized customer relationships and non-competition arrangements. These assets were initially recognized and measured at fair value in accordance with SFAS No. 141, Business Combinations. These assets are amortized on a straight-line basis over 18 months to 10 years. Amortization expense for the next five years is anticipated to be $25.1 million in 2006, $24.4 million in 2007, $23.2 million in 2008, $21.2 million in 2009 and $18.1 million in 2010.

Impairment of Intangible and Other Long-lived Assets

Intangible and other long-lived assets are tested for impairment whenever there are recognized events or changes in circumstances that could affect the carrying value of these assets. If indicators of impairment are present, we estimate the future cash flows expected to be generated from the use of those assets and their eventual disposal. In 2005, 2004 and 2003, we identified certain intangible and long-lived assets that were impaired. We took charges of $39.1 million in 2005, $5.0 million in 2004 and $4.9 million in 2003 to adjust the carrying value of the assets to appropriate levels. See Note 11 for additional information.

Policy and Contract Claims Liability

Policy and contract claims represent the estimated ultimate net cost of all reported and unreported losses incurred for policies for which revenue has been recognized through December 31, 2005. We reserve for reported

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

claims based on a review of the estimated amount of the claims and costs required to settle the claim. The reserves for unpaid losses and loss adjustment expenses are estimated using historical loss and loss development analyses.

Title insurance reserve estimates are subject to a significant degree of inherent variability due to the length of time over which claim payments are made and the effects of external factors, such as general economic conditions. Although we believe that the reserve for policy and contract claims is reasonable, it is possible that our actual incurred policy and contract claims will not conform to the assumptions inherent in the determination of these reserves. Accordingly, the ultimate settlement of policy and contract claims may vary significantly from the estimates included in our financial statements. We believe that the reserves for losses and loss adjustment expenses are our best estimate of the future costs to settle claims at December 31, 2005. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits are more likely than not.

Escrow and Trust Deposits

As a service to our customers, we administer escrow and trust deposits which represent undisbursed amounts received for settlements of mortgage loans, payments on mortgage loans and indemnities against specific title risks. These escrow and trust deposits totaled approximately $3,102.4 million at December 31, 2005 and $2,823.0 million at December 31, 2004. At December 31, 2005, $200.0 million of the $3,102.4 million of escrow funds were held on deposit at Centennial. The remaining balance of $2,902.4 million in escrow funds are not considered assets of LandAmerica and, therefore, are excluded from the accompanying consolidated balance sheets.

Revenue Recognition

Title Insurance—Premiums on title insurance policies issued by our insurance subsidiaries are recognized as revenue when we are legally or contractually entitled to collect the premium. Revenues from title policies issued through independent agents are recognized when the policies are reported by the agent and are recorded on a “gross” basis (before the deduction of agent commissions). Title search and escrow fees are recorded as revenue when the order is closed.

Lender Services—Fees for property tax information services and flood zone certification services are received in advance for the entire period that a loan will be serviced. Revenue is recognized for property tax information services on a straight-line basis over the anticipated life of the loan. Flood zone certification services are recognized in part upon delivery of the flood zone certification with the remaining balance (based on the residual method using vendor specific evidence) recognized on a straight-line basis over the remaining life of the certificate. The amount not recognized as revenue in the financial statements in the period received is reported in the accompanying balance sheet as deferred service arrangements in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. The amortization period is evaluated quarterly to determine if there have been changes in the estimated life of the loan and/or changes in the number and/or timing of prepayments.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Revenue is recognized on other Lender Services products at the time of delivery, as we have no significant ongoing obligation after delivery.

Financial Services—Interest income is recognized by our California industrial bank on the outstanding principal balance using the accrual basis of accounting. Loan origination fees and related direct loan costs are deferred and recognized over the life of the loan. Loans are typically classified as non-accrual if the borrowers miss three or more contractual payments. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, in accordance with the contractual interest and principal payment terms of interest and principal.

While a loan is classified as non-accrual and future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest may be recognized on a cash basis.

Corporate and Other—Fees for home warranty revenue are received in advance for the entire period the contract is in force and revenue is recognized over the term of the contract. The amount not recognized as revenue in the financial statements in the period received is reported in the accompanying balance sheet as deferred service arrangements. Revenue is recognized on other products in this group of businesses at the time of delivery, as we have no significant ongoing obligations after delivery.

Like Kind Exchanges

We facilitate tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. As a facilitator and intermediary, we hold the proceeds from sales transactions until a qualified acquisition occurs. These deposits totaled $1,111.7 million and $1,399.7 million at December 31, 2005 and 2004, respectively. Similarly, we also facilitate tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. These exchanges require us, using the customer’s funds, to acquire qualifying property on behalf of the customer and take temporary title to the customer’s property until a qualifying acquisition occurs. Reverse property exchanges totaled $409.4 million and $470.3 million at December 31, 2005 and 2004, respectively. Due to the structure utilized to facilitate these transactions, like-kind exchanges and reverse exchanges are not considered assets of LandAmerica and are not included in the accompanying consolidated balance sheets. However, we remain obligated for the transfers of property, disbursement of proceeds and the return on the proceeds at the agreed upon rate.

Fair Values of Financial Instruments

The carrying amounts reported in the balance sheet for cash, federal funds sold, short-term investments, premiums receivable and certain other assets approximate those assets’ fair values. Fair values for investment securities are based on quoted market prices. The fair value of the fixed-rate portion of our notes payable are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. The remaining portion of our notes payable approximate fair value since the interest rate is variable. The fair value of loans receivable was estimated based on the discounted value of future cash flows using the current rates offered for loans with similar terms to borrowers of similar credit quality. The fair value of deposits was estimated based on the discounted value of future cash flows using a discount rate approximating current market for similar liabilities. We have no other material financial instruments. See Notes 3, 4, 5 and 8 for additional information.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

A summary of the fair value of our financial assets and liabilities is as follows:

	2005		2004
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Investments	$1,754.7	$1,754.7	$1,436.3	$1,436.3
Loans receivable	434.8	437.9	345.3	344.6
Deposits	554.8	547.2	372.7	373.1
Notes payable	449.3	479.3	423.1	465.4

Stock-Based Compensation

We have granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. We account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) otherwise known as the intrinsic value method, and accordingly, recognize compensation expense as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock.

In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), Share-Based Payment. SFAS 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after December 15, 2005. Because we have not granted any stock options since 2002 and do not anticipate issuing options in 2006, the adoption of this statement is not expected to have a material impact on the results of operations.

Pro forma information regarding net income and earnings per share has been determined as if we had accounted for our employee stock options under the fair value method of SFAS 123R. The fair value of these options was estimated as of the date of grant using the Black-Scholes option pricing model. There were no new options granted in 2003, 2004 or 2005.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The following pro forma information shows net income and earnings per basic and diluted share if compensation expense for our employee stock options had been determined based on the fair value method of accounting:

	2005	2004	2003
		(Restated)	(Restated)
	(In millions, except per share amounts)
Net income, as reported	$165.6	$171.6	$202.8
Add: Stock-based employee compensation included in reported net income, net of related tax effects	3.5	2.8	1.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3.7)	(3.4)	(2.4)

Pro forma net income	$165.4	$171.0	$201.5

Earnings per share:
Basic—as reported	$9.45	$9.46	$11.01
Basic—pro forma	$9.44	$9.43	$10.94
Diluted—as reported	$9.29	$9.39	$10.88
Diluted—pro forma	$9.26	$9.34	$10.80

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2005	2004	2003
		(Restated)	(Restated)
	(In millions, except per common share amounts)
Numerator:
Net income—numerator for diluted earnings per share	$165.6	$171.6	$202.8
Numerator for basic earnings per share	$165.6	$171.6	$202.8
Denominator:
Weighted average shares—denominator for basic earnings per share	17.5	18.1	18.4
Effect of dilutive securities:
Convertible debt	0.1	—	—
Employee stock options	0.2	0.2	0.2

Denominator for diluted earnings per share	17.8	18.3	18.6

Basic earnings per common share	$9.45	$9.46	$11.01

Diluted earnings per common share	$9.29	$9.39	$10.88

2. ACQUISITIONS

Business Combinations

During the years ended December 31, 2005, 2004 and 2003, we completed 9, 27 and 19 acquisitions, respectively. These acquisitions were intended to grow our title operations and expand our real estate transaction services portfolio. The acquisitions have been accounted for using the purchase method of accounting and each

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

acquisition’s results have been included in the consolidated financial statements since the acquisition date. The useful life of all assets recorded in purchase accounting is based on market conditions, contractual terms and other appropriate factors.

In 2005, we made 3 acquisitions in the Title Operations segment and 6 in the Corporate and Other segment. In 2004, we made 10 acquisitions in the Title Operations segment, 7 in the Lenders Services segment and 10 in the Corporate and Other segment. Total cost and goodwill recognized in all acquisitions made by us were $26.1 million and $11.9 million in 2005, $202.1 million and $120.4 million in 2004, and $363.1 million and $222.2 million in 2003. These businesses were not considered significant individually or in the aggregate for 2005 or 2004.

Substantially all of the acquisitions in 2005, 2004 and 2003 have escrow agreements where a portion of the consideration has been placed in escrow until predetermined criteria have been met. Additionally, in certain instances, we have entered into purchase agreements which contain provisions for additional payments should the acquired company meet certain operating results. Neither the escrow agreements nor the contingent consideration are material to our financial statements or operations.

In 2003, the following acquisition was considered material and is included in the Lender Services segment:

On October 1, 2003, we purchased 100 percent of the issued and outstanding stock of LATF for approximately $221.1 million in cash. In connection with the closing of the acquisition, we entered into a stock purchase agreement, non-competition agreements with certain shareholders, a non-solicitation agreement with certain shareholders and employment agreements with certain employees. The non-competition agreements prohibit certain shareholders from engaging in activities related to the business of LATF for a period of three years following the date of specified events. The non-solicitation agreement prevents shareholders from employing any employee of the Company for a period of one year after closing and the employee is no longer employed by us. Selected unaudited pro forma combined results of operations for the year ended December 31, 2003 assuming the acquisition had occurred as of January 1, 2003 is set forth below:

2003
(Restated)
(In millions, except per share amounts)
Total revenue	$3,501.0
Net income	214.7
Net income per common share	11.65
Net income per common share assuming dilution	11.52

Goodwill balances by segment are as follows for 2005 and 2004, respectively.

	Consolidated	Title Operations	Lender Services	Financial Services	Corporate and Other
	(In millions)
Balance as of December 31, 2004	$568.5	$306.8	$234.4	$6.0	$21.3
Acquisitions/purchase accounting adjustments	15.8	12.4	(3.2)	0.4	6.2

Balance as of December 31, 2005	$584.3	$319.2	$231.2	$6.4	$27.5

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

3. INVESTMENTS

The amortized cost and estimated fair value of investments in fixed maturities available for sale at December 31, 2005, and 2004 were as follows:

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
U.S. treasury securities and obligations of U.S. government corporations and agencies	$79.1	$0.7	$(0.7)	$79.1
Obligations of states and political subdivisions	469.5	11.9	(1.7)	479.7
Fixed maturities issued by foreign governments	4.8	—	—	4.8
Public utilities	7.3	0.1	—	7.4
Corporate securities	421.9	4.7	(4.0)	422.6
Mortgage-backed securities	163.7	0.6	(2.3)	162.0
Preferred stock	7.9	—	—	7.9

Fixed maturities available-for-sale	$1,154.2	$18.0	$(8.7)	$1,163.5

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
U.S. treasury securities and obligations of U.S. government corporations and agencies	$84.1	$1.8	$(0.3)	$85.6
Obligations of states and political subdivisions	416.0	20.1	(0.6)	435.5
Fixed maturities issued by foreign governments	4.7	0.1	—	4.8
Public utilities	11.3	0.9	—	12.2
Corporate securities	419.0	14.7	(1.1)	432.6
Mortgage-backed securities	133.7	2.2	(0.3)	135.6
Preferred stock	7.0	—	—	7.0

Fixed maturities available-for-sale	$1,075.8	$39.8	$(2.3)	$1,113.3

The amortized cost and estimated fair value of fixed-maturity securities at December 31, 2005, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$48.9	$49.0
Due after one year through five years	317.8	318.3
Due after five years through ten years	386.2	394.7
Due after ten years	237.6	239.5
Mortgage-backed securities	163.7	162.0

	$1,154.2	$1,163.5

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Realized and unrealized gains (losses) representing the change in fair value and cost on fixed maturities and equity securities for the three years ended December 31, are summarized below:

	2005	2004	2003
	(In millions)
Net realized gains (losses):
Fixed maturities	$(0.4)	$1.6	$7.7
Equity securities	4.6	4.2	0.8

	$4.2	$5.8	$8.5

Change in unrealized:
Fixed maturities	$(28.1)	$(9.1)	$(7.7)
Equity securities	(2.8)	3.4	6.9

	$(30.9)	$(5.7)	$(0.8)

Gross unrealized gains and (losses) relating to investments in equity securities were $10.7 million and $(2.9) million at December 31, 2005 and $10.8 million and $(0.1) million at December 31, 2004.

At December 31, 2005, we held 835 securities with a total estimated fair value of $540.4 million and gross unrealized losses of $11.1 million. Of the 835 securities, 124 had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $120.4 million and gross unrealized losses of $3.1 million. The 124 securities with unrealized losses in excess of twelve months were investment grade long-term bonds and we have the intent and the ability to hold those securities to recovery.

We have concluded that none of the available-for-sale securities with unrealized losses at December 31, 2005, has experienced an other-than temporary impairment. This conclusion was based on a number of factors including: (1) whether the fair value of the securities were less than 80 percent of amortized cost at December 31, 2005, (2) whether the securities were rated below investment grade, and (3) how long the securities have been in the unrealized loss position.

The proceeds from sale of investments and gross realized gains (losses), net of calls or maturities, during the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
	(In millions)
Fixed maturities:
Proceeds	$295.3	$333.7	$463.0
Gross realized gains	2.5	3.2	8.7
Gross realized losses	(2.9)	(1.8)	(0.8)

Equity securities:
Proceeds	$18.8	$15.7	$9.0
Gross realized gains	4.7	4.3	1.0
Gross realized losses	(0.1)	(0.1)	(0.2)

At December 31, 2005, no industry group comprised more than 10 percent of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States, and is not dependent on the economic stability of one particular region.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

At December 31, 2005, we did not hold any fixed maturity securities in any single issuer which exceeded 10 percent of shareholders’ equity other than securities issued or guaranteed by the U.S. government.

Investment Income

Earnings on investments and net realized gains for the three years ended December 31 follow:

	2005	2004	2003
	(In millions)
Fixed maturities available-for-sale	$51.3	$47.9	$47.9
Equity securities	2.8	2.4	2.0
Short-term investments	12.3	2.8	2.6
Loans receivable	24.0	20.0	1.6
Other investment income	0.3	0.8	0.1
Net realized gains	4.2	5.8	8.5

Total investment income	94.9	79.7	62.7
Investment expenses	(2.0)	(2.1)	(2.1)

Net investment income	$92.9	$77.6	$60.6

4. LOANS RECEIVABLE

Loans receivable at December 31, 2005, and December 31, 2004, are summarized as follows:

	2005	2004
	(In millions)
Loans—interest bearing	$441.2	$346.8
Conditional sales and other contracts	0.3	1.5

	441.5	348.3
Unearned income on loans	(0.8)	(0.5)
Allowance for loan losses	(4.3)	(4.1)
Deferred loan fees	1.5	0.9

	$437.9	$344.6

The average yield on our loan portfolio was 6.52 percent for the year ended December 31, 2005 and 6.76 percent for the year ended December 31, 2004. Average yields are affected by amortization of discounts on loans, prepayment penalties recorded as income, amortization of loan fees and market interest rates.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The activity in the allowance for loan losses for the years ended December 31, 2005, and December 31, 2004, is as follows:

	2005	2004
	(In millions)
Beginning of year	$4.1	$3.3
Add: Provision for loan losses	0.8	0.9
Balance acquired	—	—
Less: Charge-offs	(0.6)	(0.1)

Balance at end of year	$4.3	$4.1

There were no investments in loans for which an impairment has been recognized. The amount of loans in non-accrual status was not material at December 31, 2005.

The allowance for loan losses is maintained at a level that we consider appropriate to provide for risks in the portfolio.

5. DEPOSITS

Passbook and investment certificate accounts at December 31, 2005 and December 31, 2004 are summarized as follows:

	2005	2004
	(Dollars in millions)
Passbook accounts	$288.4	$176.1
Certificate accounts:
Less than one year	164.6	138.1
One to two years	28.7	25.3
Two to three years	13.1	3.8
Three to four years	33.4	2.7
Four to five years	19.0	27.1

	$547.2	$373.1

Annualized average interest rates:
Passbook accounts	4.13%	2.42%
Certificate accounts	4.00%	2.95%

Interest bearing passbook accounts were $88.4 million at December 31, 2005 and $76.1 million at December 31, 2004. Non interest bearing passbook accounts related to escrow balances were $200.0 million at December 31, 2005 and $100.0 million at December 31, 2004.

The aggregate amount of time deposits in denominations of $100,000 or more was $376.1 million at December 31, 2005 and $190.9 million at December 31, 2004.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

6. POLICY AND CONTRACT CLAIMS

Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

	2005	2004	2003
		(Restated)	(Restated)
	(In millions)
Balance at January 1	$643.8	$626.8	$558.2
Acquired	—	0.8	0.6
Provision related to:
Current year	219.1	165.4	149.7
Prior years	(21.9)	(22.9)	22.4

Total incurred	197.2	142.5	172.1

Paid related to:
Current year	34.7	23.9	17.2
Prior years	108.7	102.4	86.9

Total paid	143.4	126.3	104.1

Balance at December 31	$697.6	$643.8	$626.8

Current year payments include escrow and small claims payments. Current year payments also include $11.0 million in 2005 and $3.5 million in 2004 that relate to our non-title insurance operations acquired in 2004.

Provisions for title losses as a percentage of title operating revenues were 5.2% for 2005, 4.3% for 2004, and 5.3% for 2003. The loss percentage increase in 2005 compared to the loss percentage in 2004 reflects a higher estimated loss rate for the 2005 policy year and the negative impact of two large claims totaling approximately $15.6 million, partially offset by a favorable adjustment to prior year loss reserves. In 2004, a favorable adjustment to the loss rate was attributable to a favorable adjustment to prior year loss reserves. The prior year favorable adjustments in 2004 and 2005 resulted from lower than expected payment levels on policies issued in prior years that included a high proportion of refinance business. Adverse development on prior year loss reserves during 2003 was attributable to a few large claims.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

7. INCOME TAXES

We file a consolidated federal income tax return. Significant components of our deferred tax assets and liabilities at December 31, 2005 and 2004 were as follows:

	2005	2004
		(Restated)
	(In millions)
Deferred tax assets:
Deferred income	$50.5	$81.0
Policy and contract claims	41.6	42.9
Employee benefit plans	40.3	32.0
Goodwill	18.5	30.0
Pension liability	15.8	16.5
Tax and flood claims	9.1	9.6
Convertible debt	6.5	9.2
Allowance for bad debts	6.0	4.9
Other	12.1	4.7

Total deferred tax assets	200.4	230.8

Deferred tax liabilities:
Other intangibles	36.7	66.5
Unrealized gains	6.0	16.7
Fixed assets	8.0	10.0
Title plants	9.7	9.0
Capitalized system development costs	1.7	1.4
Other	8.1	2.8

Total deferred tax liabilities	70.2	106.4

Net deferred tax asset	$130.2	$124.4

A valuation allowance would be established for any portion of a deferred tax asset that we believe may not be realized. At December 31, 2005 and 2004, no valuation allowance was provided.

The breakout of our income tax expense between current and deferred is as follows:

	2005	2004	2003
		(Restated)	(Restated)
	(In millions)
Current:
Federal	$114.1	$87.0	$100.0
State	9.4	8.9	4.9

Total	123.5	95.9	104.9

Deferred:
Federal	(22.4)	2.0	5.7
State	(5.4)	(4.5)	—

Total	(27.8)	(2.5)	5.7

Net tax expense	$95.7	$93.4	$110.6

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The provision for income tax differs from the amount of income tax determined by applying the U.S. statutory income tax rate (35 percent) to pre-tax income as a result of the following:

	2005	2004	2003
		(Restated)	(Restated)
	(In millions)
Tax expense at federal statutory rate	$91.5	$92.7	$109.7
Federal tax credits	(1.9)	(1.7)	(1.3)
Nontaxable interest	(5.5)	(5.0)	(5.1)
Dividend deductions	(0.7)	(0.5)	(0.4)
Company-owned life insurance	(0.7)	(1.1)	(0.6)
Meals and entertainment	6.4	5.2	4.9
Nondeductible penalties	0.7	—	—
Non-U.S. income taxed at different rates	0.9	—	—
State income taxes, net of federal benefit	2.9	2.9	3.2
Other, net	2.1	0.9	0.2

Income tax expense	$95.7	$93.4	$110.6

Taxes paid were $54.2 million in 2005, $103.5 million in 2004 and $120.3 million in 2003.

8. CREDIT ARRANGEMENTS

A summary of our debt and credit arrangements are as follows:

	2005	2004
	(In millions)
3.125% senior convertible debentures, due November 2033	$115.0	$115.0
3.25% senior convertible debentures, due May 2034	125.0	125.0
7.16% senior notes, due 2006	50.0	50.0
7.45% senior notes, due 2008	50.0	50.0
7.88% senior notes, due 2011	50.0	50.0
Borrowings from Federal Home Loan Bank Board	70.8	51.1
Other notes with maturities through 2011, average rate approximately 6.5%	18.5	24.3

	$479.3	$465.4

On November 6, 2003, we entered into a credit arrangement with SunTrust Bank, individually and as administrative agent for a syndicate of other banks, pursuant to which a credit facility, with an aggregate principal amount of up to $200.0 million. The credit facility is a five-year senior unsecured revolving credit facility, which will terminate with all amounts being due and payable on November 6, 2008, unless extended as provided in the credit agreement. Interest accrues on the outstanding principal balance of the credit facility, at our option, based on (i) LIBO (reserve adjusted) for 30, 60, 90 or 180 days with respect to any Eurodollar Borrowing plus a margin determined by our leverage ratio or (ii) SunTrust’s Base Rate as defined in the credit agreement. In the event of any default, interest on the outstanding principal balance of the loans will accrue at a rate equal to SunTrust’s Base Rate plus 2.0 percent per annum. There were no borrowings under this credit facility as of December 31, 2005 and 2004.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

In March, April and October 2004 and November 2005, we amended our credit facility with SunTrust Bank. The material terms of the amendments revise certain restrictive covenants to increase our flexibility to incur other indebtedness; make loans to agents; declare or pay cash dividends to our shareholders and purchase, redeem or otherwise acquire shares of our capital stock or warrants, rights or options to acquire any such shares for cash; use a Rabbi Trust to purchase, redeem or otherwise acquire shares of our common stock; and guaranty indebtedness of our subsidiaries, affiliates or agents of our subsidiaries. The facility contains certain restrictive covenants, including a minimum debt to capitalization ratio, a debt service coverage ratio and maintenance of statutory surplus.

Due to the restatements discussed in Note 1, we did not comply with certain of our debt covenants on the credit facility and our senior notes. As of February 13, 2006, we have received a waiver from the lenders for those covenants.

In May 2004 we issued $125.0 million principal amount of our 3.25 percent Convertible Senior Debentures due 2034 through a private placement. The 2004 debentures are convertible into our common shares at an equivalent price of $54.06 per share. See additional information in Note 9. We may redeem some or all of the senior convertible debentures at any time on or after May 2014. The holders may also require us to repurchase the debentures for cash at four designated repurchase dates as defined in the indenture.

On November 26, 2003 we issued $115.0 million of our 3.125% Convertible Senior Debentures due 2033 through a private placement. The debentures are convertible into our common shares at $66.61 per share (see additional information in Note 9). We may redeem some or all of the senior convertible debentures at any time on or after November 15, 2010. The holders may also require us to repurchase the debentures for cash at five designated repurchase dates as defined in the indenture. Additionally, we may be required to pay contingent interest during interest periods beginning in 2010, depending on the trading price of the debentures, as defined in the indenture.

Our banking subsidiary has a line of credit with the Federal Home Loan Bank of San Francisco (“FHLB”) in the amount of $107.1 million, with an outstanding balance of $70.8 million at December 31, 2005. All advances under this line of credit were collateralized with loans receivable and FHLB stock. These borrowings, which included fixed term, fixed and variable rate advances maturing 2006 through 2012, bear or carry interest rates ranging from 2.1 percent to 4.9 percent.

The aggregate annual maturities for notes and contracts payable in each of the five years after December 31, 2005, are as follows:

(In millions)
2006	$78.2
2007	19.3
2008	64.9
2009	3.6
2010	17.1

Interest paid was $30.7 million in 2005, $23.1 million in 2004 and $12.8 million in 2003.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

9. SHAREHOLDERS’ EQUITY

Rights Agreement

We have issued one preferred share purchase right (a “Right”) for each outstanding share of Common Stock. Each Right entitles the holder to purchase, upon certain triggering events, shares of our Series A Junior Participating Preferred Stock (“Junior Preferred Stock”) or Common Stock or other securities, as set forth in the Rights Agreement, as amended, between us and State Street Bank and Trust Company, the parent company of our transfer agent. Generally, the Rights will become exercisable if a person or group acquires or announces a tender offer for 20 percent or more of the outstanding shares of Common Stock. Under certain circumstances, the Board of Directors may reduce this threshold percentage to not less than 10 percent.

If a person or group acquires the threshold percentage of Common Stock described above, each Right will entitle the holder, other than such acquiring person or group, to purchase one one-hundredth of a share of Junior Preferred Stock at an exercise price of $85, subject to certain adjustments. As an alternative to purchasing shares of Junior Preferred Stock, if a person or group acquires the threshold percentage of Common Stock, each Right will entitle the holder, other than such acquiring person or group, to buy, at the then current exercise price of the Right, shares of Common Stock having a total market value of twice the exercise price. If we are acquired in a merger or other business combination, each Right will entitle the holder, other than such acquiring person or group, to purchase, at the then current exercise price of the Right, securities of the surviving company having a total market value equal to twice the exercise price of the Right. Following the acquisition by any person of more than the threshold percentage of the outstanding shares of our Common Stock but less than 50 percent of such shares, we may exchange one share of Common Stock for each Right (other than Rights held by such person).

The Rights will expire on August 20, 2007, and may be redeemed by us at a price of one cent per Right at any time before they become exercisable. Until the Rights become exercisable, they are evidenced by the Common Stock certificates and are transferred with and only with such certificates.

Stock Options and Award Plans

As of December 31, 2005, we have three stock compensation plans which have been approved by the shareholders. Under the 2000 Stock Incentive Plan, as amended (the “2000 Plan”), we may grant/award Common Stock, restricted stock, stock options, stock appreciation rights and phantom stock to officers, directors, employees, agents, consultants and advisors of us and our subsidiaries, as determined in the discretion of the Executive Compensation Committee of the Board of Directors. Grants or awards covering 1,509,480 shares of Common Stock were made pursuant to the 1991 and 1992 stock plans. All future grants of stock compensation will be granted through the 2000 Plan. As of December 31, 2005, we had made awards of 439,630 shares of restricted stock, 100 shares of Common Stock, grants of 130,273 shares of phantom stock designated as cash units and payable solely in cash; and grants covering 745,180 shares, each net of adjustments for forfeitures pursuant to the 2000 Plan. The maximum number of shares of Common Stock authorized for issuance under the 2000 Plan is 3,600,000 subject to adjustment as described in the 2000 Plan. As of December 31, 2005, there were 2,284,817 shares available for future grant under the 2000 Plan.

Stock Options

All stock options have been granted with an exercise price equal to the fair market value of a share of Common Stock at the date of grant. All options granted to directors vest ratably over four years and expire ten years from the date of grant; all other options generally vest ratably over four years and expire seven

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

years from the date of grant. The following schedule summarizes stock option activity for the three years ended December 2005:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, December 31, 2002 (616,630 exercisable)	1,286,642	$30
Granted	—	—
Exercised	358,398	29
Forfeited	12,000	44

Options outstanding, December 31, 2003 (532,738 exercisable)	916,244	$30
Granted	—	—
Exercised	380,031	30
Forfeited	7,000	38

Options outstanding, December 31, 2004 (408,213 exercisable)	529,213	$30
Granted	—	—
Exercised	257,813	31
Forfeited	1,250	27

Options outstanding, December 31, 2005 (270,150 exercisable)	270,150	$29

The following table summarizes information about stock options outstanding at December 31, 2005:

Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price
$16.69 – $20.06	46,400	1.84	$18.79	46,400	$18.79
26.50 – 26.50	105,000	2.97	26.50	105,000	26.50
27.70 – 32.04	38,000	5.28	29.82	38,000	29.82
36.80 – 36.80	66,750	2.14	36.80	66,750	36.80
44.00 – 54.04	14,000	1.46	49.74	14,000	49.74

	270,150	2.82	29.39	270,150	$29.39

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Restricted Stock

Restricted stock and related cash units may be granted pursuant to the 2000 Plan and vest over three to four years.

	2005		2004		2003
	Restricted Stock	Cash Units	Restricted Stock	Cash Units	Restricted Stock	Cash Units
Outstanding grants at start of year	186,078	58,602	257,005	71,820	120,400	—
New shares granted	142,137	95,686	26,168	13,158	169,180	71,820
Shares forfeited	(10,061)	(5,511)	(8,194)	(1,480)	—	—
Shares vested	(63,725)	(18,504)	(88,901)	(24,896)	(32,575)	—

Outstanding grants at end of year	254,429	130,273	186,078	58,602	257,005	71,820

Savings and Stock Ownership Plan

We have registered 3,100,000 shares of Common Stock for use in connection with the LandAmerica Financial Group, Inc. Savings and Stock Ownership Plan (“the Plan”). Substantially all of our employees are eligible to participate in the Plan.

Prior to July 1, 2002, we provided the Plan Trustee with funds to purchase shares on the open market to use in matching employee contributions. After that date, we have matched employee contributions in cash. The total number of shares purchased and allocated to employees including both company match and employee contributions and cost follows:

2005		2004		2003
Shares	Cost	Shares	Cost	Shares	Cost
(Dollars in millions)
124,135	$7.1	121,456	$5.4	107,547	$4.8

Amounts charged to income for our matching contributions were $18.8 million in 2005, $12.8 million in 2004 and $11.9 million in 2003.

Effective January 1, 2005, the Plan was amended to comply with the safe harbor provisions of Sections 401(k)(12) and 401(m)(11) of the Internal Revenue Code of 1986, as amended. The amendment provides immediate vesting on all matching contributions made after January 1, 2005, removes the one-year waiting period for new participants to receive matching contributions and increases the matching contributions made to employee accounts under the plan.

Deferral Plans

Pursuant to our Executive Voluntary Deferral Plan and Outside Directors Deferral Plan, executives and directors can defer eligible compensation into deferred stock units or a cash account bearing interest at a fixed rate of return. Under the terms of the original plans, deferred stock units were settled by a cash payment to the plan participant. Effective April 24, 2002, we amended the deferral plans to provide for the settlement of deferred stock units in our Common Stock. Effective January 1, 2004, the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan were amended to provide a maximum of 800,000 and 100,000, respectively, of Common Stock that can be issued under the plans. A trust has been established to hold the shares of Common

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Stock to be used to fund payments to executives and directors. We provide the trustee of the Plans with the funds to purchase shares of Common Stock on the open market to match the number of deferred stock units credited to participants’ accounts under the deferral plans. The aggregate number of shares purchased by the trustee of the plans in 2005 was 40,580 at a cost of $2.3 million.

Convertible Debt

In November and December 2003, we issued $115.0 million of 3.125 percent Convertible Senior Debentures due 2033 (the “2003 debentures”) through a private placement. The 2003 debentures are convertible into shares of our Common Stock at the current conversion rate of 15.0136 shares per $1,000 principal amount of the debentures, which is equivalent to a conversion price of $66.61 per share of Common Stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events. On February 15, 2005, we made an irrevocable election to satisfy in cash 100 percent of the principal amount of the 2003 debentures converted after that date. The remainder, if any, of our conversion obligation may be satisfied in cash or Common Stock. We may redeem some or all of the 2003 debentures at any time on or after November 2010. The holders may also require us to repurchase the 2003 debentures for cash or Common Stock at five designated repurchase dates as defined in the indenture. Holders may convert the 2003 debentures into cash and shares, if any, of our Common Stock prior to stated maturity, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after December 31, 2003, and before December 31, 2028, if the last reported sale price of our Common Stock is greater than or equal to 125 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) at any time on or after January 1, 2029, if the last reported sale price of our Common Stock on any date on or after December 31, 2028, is greater than or equal to 125 percent of the conversion price; (3) subject to certain limitations, during the five business day period after any five consecutive trading day period in which the trading price per 2003 debenture for each day of that period was less than 98 percent of the product of the conversion rate and the last reported sale price of our Common Stock; (4) if we call the 2003 debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if we obtain credit ratings for the 2003 debentures, at any time when the credit ratings assigned to the 2003 debentures are below the specified levels in the indenture. At December 31, 2005 none of the 2003 debentures had been converted or redeemed.

In May 2004, we issued approximately $125.0 million principal amount of 3.25 percent Convertible Senior Debentures due 2034 (the “2004 debentures”) through a private placement. The 2004 debentures are convertible into shares of our Common Stock at current conversion rate of 18.4963 shares per $1,000 principal amount of the 2004 debentures, which is equivalent to a conversion price of approximately $54.06 per share of Common Stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events. Upon conversion, we will deliver cash equal to the lesser of the aggregate principal amount of 2004 debentures to be converted and our total conversion obligation and Common Stock in respect of the remainder, if any, of our conversion obligation. Holders may convert the 2004 debentures into cash and shares, if any, of our Common Stock prior to stated maturity, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after June 30, 2004, and before June 30, 2029, if the last reported sale price of our common stock is greater than or equal to 125 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) at any time on or after July 1, 2029 if the last reported sale price of our Common Stock on any date on or after June 30, 2029 is greater than or equal to 125 percent of the conversion price; (3) subject to certain limitations, during the five business day period after any five consecutive trading day period in which the trading price per 2004 debenture for each day of that period was less than 98 percent of the product of the conversion rate and the last reported sale price of our Common Stock; (4) if we call the 2004 debentures for redemption; (5) upon the

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

occurrence of certain corporate transactions; or (6) if we obtain credit ratings for the 2004 debentures, at any time when the credit ratings assigned to the 2004 debentures are below the specified levels in the indenture. As of December 31, 2005, none of the debentures had been converted or redeemed.

Based on their conversion features, the 2003 and 2004 debentures are not considered conventional convertible securities. We have evaluated each debenture for embedded derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Instruments Indexed to and Potentially Settled in a Company’s Own Stock. The characteristics of the embedded conversion features would not require a net cash settlement, and therefore have not been valued as a separate derivative instrument. The 2004 debentures have registration rights requirements through May 2006, for which we are currently in compliance. The maximum pay out for noncompliance with the registration right requirements is not material.

Concurrently with the sale of the 2004 debentures, we entered into a bond hedge transaction designed to mitigate the potential dilution from the conversion of the 2004 debentures. Under the ten year term of the bond hedge transaction, we may exercise an option to require a counterparty to deliver our shares of Common Stock at a price approximately equal to the conversion price of the 2004 debentures.

The cost of the bond hedge transaction was partially offset by our sale to a counterparty of warrants to acquire up to 2,301,894 shares of our Common Stock. The warrants are initially exercisable at a price of approximately $63.98 per share, subject to adjustment. The warrants may be settled through a net share settlement based on the amount by which the then current market price of our Common Stock exceeds the exercise price.

Stock Repurchase Program

The Board of Directors approved a one-year authorization program allocating $40.0 million for 2003 and $50.0 million for 2004 to repurchase up to 1.25 million shares or 7% of our existing Common Stock over the following twelve months. During the first three quarters of 2004, we repurchased the entire 1.25 million authorized shares for 2004. As a result, in December 2004, the Board of Directors approved a program expiring February 2006 that authorized us to repurchase up to 1 million additional shares at a cost not to exceed $60.0 million. During the fourth quarter 2005, we fully executed the share repurchase program approved in December 2004. In October 2005, the Board of Directors approved a program expiring July 2007 that authorized us to repurchase an additional 1.25 million shares. We have repurchased 63,000 shares for $4.0 million under the repurchase program approved in October 2005.

Comprehensive Income

We have elected to display comprehensive income in the statements of shareholders’ equity, net of reclassification adjustments. Reclassification adjustments are made to avoid double counting in comprehensive income items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

A summary of unrealized investment gains (losses) and reclassification adjustments, net of tax, of available-for-sale securities for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
	(In millions)
Unrealized holding losses arising during the period	$(25.6)	$(8.2)	$(6.5)
Reclassification adjustment for gains previously included in other comprehensive income (net of tax expense of $3.0 million—2005; $2.5 million—2004 and $3.2 million—2003)	5.5	4.6	6.0

Net unrealized holding losses arising during the period	$(20.1)	$(3.6)	$(0.5)

Accumulated other comprehensive income at December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003
	(In millions)
Accumulated other comprehensive income (loss):
Minimum pension liability, net of tax	$(53.5)	$(48.9)	$(51.4)
Unrealized investment gains, net of tax	11.2	31.3	34.9

	$(42.3)	$(17.6)	$(16.5)

10. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We have pension and other retirement benefit plans covering a portion of our employees. On December 31, 2004, we froze the accumulation of benefits available under our principal defined benefit pension plan. Effective December 31, 2004, we ceased future accruals to the retirement plan accounts of all plan participants (other than annual interest credits on account balances), caused the accrued benefits of participants to be fully vested as of December 31, 2004 and limited participation in the plan to those individuals who were participants in the Plan as of December 31, 2004.

Until December 31, 2004, our principal pension plan was a non-contributory, qualified, defined benefit pension plan that provided benefits based on a cash balance formula. Each participant’s account was credited annually with an amount equal to 2-5 percent of the participant’s annual compensation based on the participant’s age and years of credited service. Additionally, each participant’s account balance will be credited with interest based on the 10-year treasury bond rate published in November preceding the applicable plan year. Prior to January 1, 1999, we maintained two separate non-contributory defined benefit plans, which were merged into the current plan. Participants prior to January 1, 1999, who met the requirements for early retirement on that date, may elect to receive their retirement benefits under the applicable prior plan or formula. Our policy was to fund all accrued pension costs.

Additionally we sponsor a postretirement benefit plan that provides for postretirement health care and life insurance benefits to our employees hired prior to January 1, 2000. We also sponsor non-qualified, unfunded supplemental benefit plans covering key management personnel.

The measurement date for both the pension and postretirement benefits was September 30, 2005.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Obligations, funded status and net amount recognized for 2005 and 2004 were as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(In millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$259.9	$267.7	$53.3	$60.3
Service cost	—	12.5	0.9	0.8
Interest cost	14.4	15.0	3.5	3.1
Plan participants’ contributions	—	—	1.3	1.0
Effect of Medicare Act	—	—	—	(4.7)
Actuarial loss (gain)	24.4	4.4	11.8	(2.9)
Curtailments	—	(13.7)	—	—
Settlements	(14.9)	—	—	—
Benefits paid	(9.2)	(26.0)	(4.8)	(4.3)

Benefit obligation at end of year	$274.6	$259.9	$66.0	$53.3

Change in plan assets:
Fair value of plan assets at beginning of year	$217.2	$197.9	$—	$—
Actual return on plan assets	25.1	19.3	—	—
Company contributions	15.0	26.0	3.5	3.1
Plan participants’ contributions	—	—	1.3	1.0
Settlements	(14.9)	—	—	—
Benefits paid	(9.2)	(26.0)	(4.8)	(4.3)

Fair value of plan assets at end of year	$233.2	$217.2	$—	$—

Funded status of the plan (underfunded)	$(41.4)	$(42.7)	$(66.0)	$(53.3)
Unrecognized net actuarial loss	84.1	76.8	12.7	1.4
Unrecognized transition obligation	—	—	8.2	9.4
Unrecognized prior service cost	—	—	0.7	1.2
Contribution made between measurement date and year end	—	—	—	—
Minimum pension liability adjustment in accumulated comprehensive income	(84.1)	(76.8)	—	—

Accrued benefit cost	(41.4)	(42.7)	(44.4)	(41.3)
Accumulated other comprehensive income	84.1	76.8	—	—

Net amount recognized	$42.7	$34.1	$(44.4)	$(41.3)

The accumulated benefit obligation for all defined benefit pension plans was $274.6 million at September 30, 2005 and $259.9 million at September 30, 2004.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets at September 30 were:

	2005	2004
	(In millions)
Projected benefit obligation	$274.6	$259.9
Accumulated benefit obligation	$274.6	$259.9
Fair value of plan assets	$233.2	$217.2

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
	(In millions)
Components of net periodic pension cost:
Service cost	$—	$12.5	$9.3	$0.9	$0.8	$0.7
Interest cost	14.4	15.0	14.5	3.5	3.1	3.8
Expected return on plan assets	(17.1)	(17.3)	(17.4)	—	—	—
Amortization of unrecognized transition (asset) obligation	—	—	—	1.2	1.2	1.2
Prior service cost recognized	—	(1.6)	(1.8)	0.5	0.5	0.4
Gain/(loss) due to settlement or curtailment	4.6	(4.8)	—	—	—	—
Recognized gain	4.6	5.2	1.3	0.4	—	0.3

Net periodic benefit cost	$6.5	$9.0	$5.9	$6.5	$5.6	$6.4

Component of Comprehensive Income

	Pension Benefits
	2005	2004
	(In millions)
(Decrease) increase in minimum liability included in other comprehensive income, net of taxes	$4.6	$(2.5)

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Discount rate	5.50%	6.00%	5.50%	6.00%
Expected return on plan assets	8.25%	8.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	3.50%	3.50%

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Weighted-average assumptions used to determine net cost for years ended December 31:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Discount rate	6.00%	6.00%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	N/A	4.63%	3.50%	3.50%

Assumed health care cost trend rates

	2005	2004
Health care cost trend rate assumed for next year	10.00%	11.00%
Rate that the cost trend rate gradually declines to	5.00%	5.50%
Year that the rate reaches the rate it is assumed to remain at	2012	2011

Assumed health care cost trend rates has a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
	(In millions)
Effect on total of service and interest cost	$0.2	$(0.2)
Effect on postretirement benefit obligation	$3.7	$(3.2)

Our pension plan asset allocation at September 30, 2005 and 2004 and target allocation for 2006 by asset category are as follows:

	Target Allocation 2006	Percentage of Plan Assets
		2005	2004
Equity securities	55.0%	56.8%	56.0%
Debt securities	35.0%	33.7%	34.5%
Other	10.0%	9.5%	9.5%

Total	100.0%	100.0%	100.0%

We anticipate that our weighted average long-term rate of return will be 8.25 percent. This was developed based on our analysis of the anticipated returns for the assets based on our targeted asset allocation. Our investment strategy is to provide average market returns through the strategic use of equity and fixed-income and alternative investments to ensure both liquidity and stability of the portfolio. It is anticipated that the current mix of investments will enable the plan to meet our expected rate of return while maintaining principal throughout a variety of market conditions. Plan assets were not invested in LandAmerica securities during 2005 and 2004.

Cash Flows

Employer contributions to our defined benefit plan were $15.0 million in 2005 and $26.0 million in 2004. We anticipate making contributions of between $10 million and $20 million in 2006. We did not make any pre-funding contributions to other benefit plans in 2005 and 2004 nor do we anticipate making any pre-funding contribution amounts in 2006.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Contributions by participants to the other benefit plans were approximately $1.3 million in 2005 and $1.0 million in 2004.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
	(In millions)
2006	$29.8	$4.4
2007	21.0	4.6
2008	21.0	4.8
2009	20.0	5.0
2010	19.6	5.1
Years 2011-2015	97.0	25.3

11. IMPAIRMENT AND EXIT AND TERMINATION CHARGES

Impairment

Effective October 2005, LATF, one of our wholly-owned subsidiaries, ceased providing a portion of future tax services to one of its largest tax and flood customers. As a result of the loss of business, we conducted an impairment test of LATF’s long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, using estimated future cash flows. We determined that LATF’s customer relationship intangible was impaired by $37.6 million and we recorded an impairment loss in our results of operations for the year ended December 31, 2005. We also conducted an impairment test of LATF’s goodwill intangible in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, using cash flow analysis which projects the future cash flows produced by the reporting unit and discounted to the present value. We determined that LATF’s goodwill balance of $188.0 million was not impaired. Also in 2005, we determined that a non-competition intangible in the Title Operations segment was impaired and we recorded an impairment loss of $1.5 million.

During 2004 and 2003, we identified 17 and 21 title plants, respectively, in the Title Operations segment operations that will not continue to be used or maintained. Accordingly, we recorded impairment losses of $5.0 million in 2004 and $4.9 million in 2003, which is reflected in “Write-off of intangible and other long-lived assets” in the Consolidated Statements of Operations. There were no material impairment charges related to title plants in 2005.

Exit and Termination

During 2004, we announced a facility consolidation and rationalization plan to reduce expenses as a result of a change in the business environment. As a result, we closed 61 facilities. In connection with these programs, we incurred $6.5 million of exit costs primarily attributable to the Title Operations segment. These costs were comprised of $4.9 million related to lease termination, $1.2 million of severance and $0.4 million of other miscellaneous exit costs and have been substantially paid as of December 31, 2005.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

In the fourth quarter of 2003, we identified two opportunities to rationalize and consolidate facilities in the Title Operations segment. In connection with these programs, we incurred $0.8 million of exit costs. These costs were comprised of $0.7 million related to lease termination and $0.1 million of other miscellaneous exit costs. Of the $0.8 million in original accruals, all was paid in 2004.

12. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We conduct a major portion of our operations from leased office facilities under operating leases that generally expire over the next 10 years but are renewable. Additionally, we lease data processing and other equipment under operating leases that generally expire over the next five years but for the most part are renewable.

Following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005.

(In millions)
2006	$70.8
2007	57.0
2008	41.2
2009	25.2
2010	12.9
Thereafter	12.1

$219.2

Rent expense was $93.2 million in 2005, $87.3 million in 2004 and $75.1 million in 2003.

We entered into sale-leaseback transactions whereby we sold and leased back assets classified as furniture and equipment. These assets were leased back from the purchaser over periods of 1 and 8 years. The resulting leases are being accounted for as operating leases and the resulting gain is being amortized over the life of the lease. The leases require us to pay customary operating and repair expenses and to observe certain covenants. These leases contain a renewal option at lease termination and a purchase option at an amount approximating fair market value at lease termination.

Future scheduled minimum lease payments under non-cancelable operating leases entered into in connection with the sale-leaseback transactions as of December 31, 2005, are as follows:

(In millions)
2006	$6.4
2007	4.5
2008	1.1

Total minimum lease payments	$12.0

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Other Commitments and Guarantees

In November 2002, FASB issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements Including Guarantees of Indebtedness of Others (“FIN 45”). The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 15, 2002. Adoption of this standard did not have a material impact on our financial position or results of operations. We had guarantees of indebtedness of others of approximately $3.9 million at December 31, 2005, and $4.4 million at December 31, 2004.

Our bank subsidiary regularly commits to fund loans. The amount of such commitments was not material as of December 31, 2005.

Concentrations of Credit Risk and Significant Customers

Our banking subsidiary loan portfolio is collateralized primarily by commercial and residential real estate properties throughout southern California. As a result, the loan portfolio consists of similar property types in the same region. Although we have a diversified portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economy of Southern California.

Our tax and flood business acquired in October 2003 had two customers that represented approximately 35 percent and 40 percent of total fees received for the years ended 2005 and 2004, respectively.

Although we conduct our business primarily on a national basis through a network of branch and agency offices, approximately 51 percent, 47 percent and 43 percent of consolidated title revenues for the years ended December 31, 2005, 2004 and 2003, respectively, were generated in the states of California, Florida, Texas, New York and Arizona.

Pending Legal Proceedings

General

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

Litigation Not in the Ordinary Course of Business

On May 9, 2000, Romeo Jergess filed a putative class action suit (the “Jergess Suit”) in the United States District Court for the Eastern District of Michigan, Southern Division (Case No. 00-72124) against Transnation Title Insurance Company (“Transnation”), a subsidiary of LandAmerica. The suit alleged that Transnation’s rate for an owner’s title insurance policy, charged in accordance with rates for new construction filed with the Insurance Bureau of the State of Michigan, were less than the rate paid by the lender for a simultaneously issued lender’s title insurance policy, and that the lower rate paid by the builder/developer for the owner’s policy involved an illegal kickback for a referral and an illegal splitting of fees in violation of the Real Estate Settlement Procedures Act (“RESPA”). On April 27, 2001, a similar suit was filed by Elaine Miller (the “Miller Suit”) in the same court (Case No. 01-71647) against Lawyers Title Insurance Corporation (“Lawyers Title”), a subsidiary of LandAmerica. The plaintiffs in both suits sought an unspecified amount of damages equal to three times the

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

amount of the charge for each simultaneously issued lender’s title insurance policy in connection with a new home purchase commencing with the period one year before the filing of each complaint, plus costs, interest and attorneys’ fees. Transnation and Lawyers Title engaged a forensic accountant to review plaintiffs’ estimate that the charges collected for such policies by Transnation and Lawyers Title from the class as originally defined was approximately $15.0 million. The Jergess Suit and the Miller Suit were consolidated on July 18, 2002 with cases pending against First American Title Insurance Company and Chicago Title Insurance Company. On December 5, 2002, the court certified a class defined as all individuals who, during the period commencing prior to one year of the filing of the applicable suit and ending on October 30, 2002, purchased a newly constructed one to four family dwelling or condominium and were charged for a lender’s title insurance policy allegedly in violation of RESPA. On February 12, 2003, the United States Court of Appeals for the Sixth Circuit denied Transnation’s and Lawyers Title’s petitions for an interlocutory appeal of the class certification order. On October 30, 2003, the judge ordered that individuals otherwise meeting the class definition, but who closed transactions involving relevant policies between October 31, 2002 through October 30, 2003, would not be subject to a statute of limitations defense raised by Transnation Title or Lawyers Title between October 30, 2003 and October 31, 2004. On October 28, 2004, Transnation and Lawyers Title stipulated to an order that individuals otherwise meeting the class definition, but who closed transactions involving relevant policies between October 31, 2002 through October 30, 2004, would not be subject to a statute of limitations defense raised by Transnation or Lawyers Title between October 30, 2004 and October 31, 2005. The court reserved decision on a Motion to proceed to trial with the certified class as originally defined. On January 13, 2005, the court denied Transnation’s and Lawyers Title’s motion to dismiss the case for lack of standing. On February 7, 2005, the court dismissed without prejudice Transnation’s and Lawyers Title’s Motion for Partial Summary Judgment with respect to those members of the class covered by the affiliated business exception under RESPA with the court indicating that the parties could resubmit the motion with additional information. The court has not yet ruled on the parties’ cross Motions for Summary Judgment on Count II of plaintiffs’ complaint alleging an illegal splitting of fees under RESPA. On April 21, 2005, Transnation and Lawyers Title filed various Motions for Summary Judgment and Limine with respect to multiple issues. The parties participated in nonbinding mediation beginning May 3, 2005. On May 19, 2005, Transnation and Lawyers Title entered into a binding term sheet to settle the consolidated suits. The parties entered into a final Settlement Agreement incorporating the provisions of the Term Sheet on February 8, 2006. The Settlement Agreement provides for the dismissal with prejudice of all claims by plaintiffs against Transnation and Lawyers Title and a release of all claims by plaintiffs except claims under their title policies. The court granted Motions for Preliminary Approval on February 10, 2006. A final settlement/fairness hearing will be held on May 16, 2006. If approved, Transnation and Lawyers Title, who did not admit any liability in the settlement will be obligated to make a single aggregate payment of $10.3 million out of an established reserve into a settlement fund to be established for the benefit of eligible class members within seven days following the issuance of a final order by the court approving the settlement.

On June 22, 2004, Gateway Title Company, Inc., Commonwealth Land Title Company, Inc. and LandAmerica Financial Group, Inc. (“Plaintiffs”) filed a Complaint, subsequently amended by a First Amended Complaint filed June 25, 2004, in the Superior Court of California, County of Los Angeles, Central District, against the Mercury Company and its affiliates Financial Title, Alliance Title, Investors Title and various individuals including Joseph DiChiacchio, a former manager of LandAmerica (Case No. BC 317441) (collectively, the “Defendants”). The lawsuit claims substantial monetary and punitive damages for unfair competitive business practices in conjunction with Plaintiffs’ loss of over 300 employees in California, most of which appears to have occurred within an approximately twenty-four month period. On August 12, 2004, the Court granted a Temporary Restraining Order, followed by a request for a Preliminary Injunction, which was granted September 27, 2004 against the Defendants based upon a showing of significant likelihood of Plaintiffs prevailing on the merits combined with irreparable harm to Plaintiffs if injunctive relief did not issue. The

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

injunctive relief generally prohibited the solicitation of Plaintiffs’ employees. The preliminary injunctive relief has now expired. On December 13, 2004, Alliance Title Company, Inc., Financial Title Company, Inc., Roberto Olivera and Ray Arias filed a Cross- Complaint for unfair competitive business practices. On December 13, 2004, Mr. DiChiacchio also filed a Cross-Complaint alleging similar claims, including back wages and additional bonus payments. Plaintiffs are disputing and intend to vigorously defend the Cross-Complaints. A mandatory settlement conference was held on August 1, 2005 and voluntary mediation on September 7, 2005. The case was assigned for trial on February 17, 2006, and will proceed when a courtroom becomes available. Discovery has been completed with the exception of the final calculation of damages by Plaintiff’s expert witnesses. Defendants’ expert witnesses on damages have estimated total damages in the range of $25.0 million. Management believes that damages caused to Plaintiffs by Defendants exceed that estimate and any claim of offset raised in the Cross-Complaints.

We are defendants in six purported class action cases pending in Ohio, Pennsylvania, and Florida claiming consumers were overcharged because the named defendants allegedly failed to give such consumers the benefits of charging a filed discounted rate for the transactions, in some cases allegedly failed to notify the consumers of discounted rate availability, and in one case allegedly marked up certain closing charges. The dollar amount of damages sought has generally not been specified in these cases except for jurisdictional limits. We intend to vigorously defend these actions.

Regulatory Investigations and Inquiries

We have received certain information requests and subpoenas from various regulatory authorities relating to our business practices and the title insurance industry. As detailed below, a number of these inquiries focus on captive reinsurance, among other matters.

Captive reinsurance involves the provision of reinsurance by a reinsurance company that is owned by another entity, typically a lender, developer or other party that is a provider of real estate-related services. From the inception of our captive reinsurance programs in 1997 through 2004, reinsurance premiums paid by us to captive reinsurers totaled approximately $12.0 million. The revenues from these programs were not material to our results of operations. We voluntarily terminated our captive reinsurance arrangements as of February 2005, notwithstanding our belief that we had operated the programs in accordance with applicable law. In addition, as set out below, we settled certain of these investigations without admitting any liability.

Specifically, we have received the following regulatory inquiries:

In 2004, the Office of the Attorney General of the State of New York (“NYAG”) initiated an investigation into the business practices of companies engaged in the title insurance business. We have received subpoenas and requests from the NYAG seeking information and documents related to certain industry business practices, including, among other things, competitive market practices, the compensation of title insurance agents and producers by underwriters and captive and other reinsurance arrangements, and we continued to respond to those subpoenas and requests in 2005. In addition, the insurance department of the State of New York also examined the reinsurance arrangements of Transnation Title Insurance Company of New York as part of its financial examination of that company for the fiscal year ending December 31, 2004.

We also received initial inquiries in 2004 from, and continued to respond in 2005 to, inquiries regarding the title industry’s business practices from the following state agencies: the California Department of Insurance and the Colorado Division of Insurance regarding captive reinsurance; the insurance departments of North Carolina

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

and Pennsylvania as part of their review of competitive market practices and agent compensation in the title insurance industry; and the State of Washington Office of Insurance Commissioner regarding captive reinsurance, potential illegal inducements and rebates by title insurance companies and title insurance rates.

Additionally, in 2005, we received and responded to inquiries regarding the title industry’s business practices from the following state agencies: the California Department of Real Estate regarding captive reinsurance; the California Department of Insurance regarding our community development and investment, California title plants, and examinations of our adherence to filed premium rates and claims handling practices; the Colorado Attorney General regarding captive reinsurance; the Colorado Department of Insurance regarding affiliated business arrangements; the Connecticut Department of Insurance regarding producer compensation and captive reinsurance arrangements; the Florida Department of Financial Services regarding affiliated business arrangements; the Hawaii Insurance Division regarding producer compensation arrangements and captive reinsurance; Idaho Department of Insurance regarding captive reinsurance and premium splits between agent and underwriter; the Massachusetts Attorney General regarding reinsurance and the title insurance market; the Minnesota Department of Commerce regarding captive and other reinsurance arrangements; the Tennessee Department of Insurance regarding producer compensation arrangements and competitive market practices of Title Insurance Company of America, and requiring the submission of an attestation regarding any finite reinsurance arrangements existing in that state; and regulatory departments from seven other states regarding captive reinsurance arrangements. We also received and responded in 2005 to a request for information from the United States Department of Housing and Urban Development in conjunction with its investigation involving various builders, lenders and real estate brokers in connection with their participation in captive reinsurance companies.

In 2006, we have received and are in the process of responding to an Administrative Subpoena from the Minnesota Department of Commerce with regard to a market examination.

We also reached agreements with the insurance departments of the states of California and Arizona in 2005 and Virginia in 2006 to settle filed or potential claims regarding captive reinsurance and other regulatory matters, without admitting any liability.

In June 2005, we established reserves of $19.0 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes the settlement with the California, Arizona and Virginia departments of insurance. Based on these settlements, we released $6.7 million of this reserve back into earnings in fiscal year 2005. The remaining reserve at December 31, 2005 was approximately $11.3 million.

Apart from the above-referenced inquiries, multiple states have announced their intent to examine pricing levels and competition in the title insurance industry, with a view to determining whether prices are too high, and if so, to implement rate reductions. In support of these efforts, the insurance departments of the states of Florida and California have issued data calls, and the Nevada Department of Insurance has requested copies of rate manuals. In connection with its bi-annual rate hearing, the Texas Department of Insurance has issued subpoenas and deposition questions seeking information regarding business practices, including captive reinsurance, that may have the effect of raising prices to Texas consumers.

We may receive additional subpoenas and/or requests for information in the future from state or federal government agencies. We will evaluate, and we intend to cooperate in connection with, all such subpoenas and requests.

Based on the information known to management at this time, it is not possible to predict the outcome of any of the governmental inquiries and investigations into the title insurance industry’s market, business practices,

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

pricing levels, and other matters described above, that are not subject to any settlement, or the market’s response thereto. However, any material change in our business practices may have an adverse effect on our business, operating results and financial condition.

13. VARIABLE INTEREST ENTITIES

In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (the “Interpretation”). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. Consistent with FASB Staff Position, FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, we implemented FIN 46 in the fourth quarter of 2004 related to our ownership interests in entities entered into prior to February 1, 2003 and in the second quarter of 2003 for entities entered into subsequent to February 1, 2003. The impact of implementation was not material.

We enter into joint ventures and partnerships related to our title operations and title plants in the course of our normal day-to-day business. These entities are immaterial to our financial position and results of operations individually and in the aggregate. At December 31, 2005, we had no material exposure to loss associated with Variable Interest Entities to which we are a party.

14. STATUTORY FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities. Combined statutory equity of our insurance subsidiaries was $505.9 million at December 31, 2005 and $478.8 million at December 31, 2004. The difference between statutory equity and equity determined on the basis of accounting principles generally accepted in the United States is primarily due to differences between (1) the provision for policy and contract claims included in the accompanying financial statements and the statutory unearned premium reserve, which is calculated in accordance with statutory requirements, and (2) statutory regulations that preclude the recognition of certain assets and limit the recognition of goodwill and deferred income tax assets. Statutory net income for our insurance subsidiaries was $124.4 million in 2005, $109.9 million in 2004 and $163.1 million in 2003.

Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. These regulatory authorities recognize only statutory accounting practices prescribed or permitted by their individual state for determining and reporting the financial condition and results of operations of an insurance company and for determining their solvency. The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by each of the states that regulate us. Each of the states have adopted a material prescribed accounting practice that differs from that found in NAIC SAP. Specifically, amounts added to the statutory premium reserve are released more rapidly in the first three years of the twenty year release period under NAIC SAP than is allowed by state statute. Additionally, there are differences between NAIC SAP and state statute for allowable assets in the areas of deferred taxes, goodwill and electronic data processing (“EDP”) equipment.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

A reconciliation of our insurance subsidiaries’ net statutory surplus between NAIC SAP and practices prescribed and permitted by these states at December 31 is shown below:

	2005	2004	2003
	(In millions)
Statutory surplus	$505.9	$478.8	$460.1
State prescribed practices:
Release of statutory premium reserve	129.1	89.7	40.9
Deferred taxes	4.5	1.8	1.6
EDP equipment	1.3	2.1	2.1
Goodwill	2.5	2.8	4.5
Bonds	1.0	1.1	1.2
Receivable from Parent and affiliates	0.1	0.2	—

Total adjustments	138.5	97.7	50.3

Statutory surplus, NAIC SAP	$644.4	$576.5	$510.4

In a number of states, our insurance subsidiaries are subject to regulations which require minimum amounts of statutory equity and which require that the payment of any extraordinary dividends receive prior approval of the Insurance Commissioners of these states. An extraordinary dividend is generally defined by various statutes in the state of domicile of the subsidiary insurer. Under such statutory regulations, net assets of consolidated insurance subsidiaries aggregating $101.2 million is available for dividends, loans or advances to us during the year 2006.

In addition, the credit agreement with SunTrust Bank (See Note 8) contains certain covenants, which would limit future dividend payments by us. Management does not believe, however, that these restrictions will, in the foreseeable future, adversely affect our ability to pay cash dividends at the current dividend rate.

At December 31, 2005 our insurance and industrial bank subsidiaries had $31.1 million on deposit with various state regulatory agencies that are shown primarily as investments on the consolidated balance sheet.

15. FACULTATIVE REINSURANCE

We cede and assume title policy risks to and from other insurance companies in order to limit and diversify our risk. We cede insurance on risks in excess of certain underwriting limits, which provides for recovery of a portion of losses. We remain contingently liable to the extent that reinsuring companies cannot meet their obligations under reinsurance agreements.

Due to statutory limitations, we are restricted to purchasing reinsurance from other title companies. Consequently, we purchase significantly all of our title reinsurance from two other title companies. These title companies have an AM Best rating of A or better, indicating excellent or superior ability to meet their obligations.

The amount of paid and recovered reinsured losses during the three years ended December 31, 2005 is immaterial to operations. The total amount of premiums for assumed and ceded risks was less than one percent of title premiums in each of the last three years.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

16. SEGMENT INFORMATION

We are engaged in the business of providing title insurance as well as a broad array of real estate transaction related services through our subsidiaries. We have three reporting segments that fall within three primary business segments, Title Operations, Lender Services and Financial Services. The remaining immaterial reportable segments have been combined into a group called Corporate and Other.

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

Financial Services consists of Centennial, a California industrial bank that we acquired in November 2003.

Corporate and Other includes Buyers Home Warranty Company, a residential home warranty company acquired in August 2004, residential inspection and commercial appraisals and assessments, as well as the unallocated portion of the corporate expenses related to our corporate offices in Richmond, Virginia and unallocated interest expense.

We provide title services through direct operations and agents throughout the United States. We also offer title insurance in Mexico, Europe, Canada, the Caribbean, and Latin America. The international operations account for less than 1 percent of our income before income taxes. Tax related services are offered nationwide. Appraisal services are provided in 40 states.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Selected financial information about our operations by segment for each of the three past years is as follows:

	Title Operations	Lender Services	Financial Services	Corporate and Other	Total
	(In millions)
2005
Operating revenues	$3,573.5	$183.8	$1.2	$108.2	$3,866.7
Salaries and employee benefits	961.9	75.3	2.4	78.7	1,118.3
Depreciation	21.3	3.7	0.1	4.9	30.0
Amortization	11.2	14.1	0.2	3.3	28.8
Income before taxes	348.8	(13.6)	13.5	(87.4)	261.3
Assets	2,256.1	413.0	681.9	344.0	3,695.0
Investment in joint ventures	29.6	—	—	27.9	57.5
Capital expenditures	29.4	3.5	0.1	4.5	37.5

2004 (Restated)
Operating revenues	$3,235.6	$149.6	$0.7	$58.6	$3,444.5
Salaries and employee benefits	837.1	65.2	2.2	66.5	971.0
Depreciation	18.7	3.4	0.1	3.7	25.9
Amortization	8.4	13.4	0.2	2.6	24.6
Income before taxes	345.4	2.0	9.7	(92.1)	265.0
Assets	2,086.8	500.7	476.1	201.3	3,264.9
Investment in joint ventures	23.7	0.7	—	18.7	43.1
Capital expenditures	23.6	4.7	0.1	2.6	31.0

2003 (Restated)
Operating revenues	$3,259.8	$49.0	$0.1	$36.5	$3,345.4
Salaries and employee benefits	786.8	22.6	0.2	49.5	859.1
Depreciation	14.6	1.3	—	3.0	18.9
Amortization	5.4	3.5	—	(2.0)	6.9
Income before taxes	388.1	(0.4)	0.7	(75.0)	313.4
Assets	1,869.5	443.5	288.5	108.6	2,710.1
Investment in joint ventures	11.5	1.0	—	10.9	23.4
Capital expenditures	30.5	1.1	—	2.0	33.6

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

17. UNAUDITED QUARTERLY FINANCIAL DATA

Selected quarterly financial information follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in millions, except per share amounts)
2005
Operating revenue	$814.7	$814.7	$956.3	$956.3	$1,021.2	$1,021.2	$1,074.5	$1,074.5
Net investment income	20.9	20.9	20.8	20.8	24.3	24.3	26.9	26.9
Income before income taxes	49.3	53.8	47.5	51.6	62.6	63.8	92.1	92.1
Net income(1)	30.3	33.2	27.6	30.2	41.6	42.4	59.8	59.8
Net income per common share	1.70	1.87	1.57	1.72	2.37	2.41	3.50	3.50
Net income per common share—assuming dilution	$1.68	$1.85	$1.56	$1.70	$2.31	$2.35	$3.40	$3.40
2004
Operating revenue	$759.9	$759.9	$903.8	$903.8	$858.2	$858.2	$922.6	$922.6
Net investment income	19.6	19.6	18.2	18.2	18.4	18.4	21.4	21.4
Income before income taxes	32.4	41.0	94.7	104.8	52.3	62.0	46.7	57.2
Net income(2)	20.9	26.5	61.5	68.1	33.5	39.8	30.4	37.2
Net income per common share	1.12	1.42	3.35	3.70	1.90	2.25	1.72	2.11
Net income per common share—assuming dilution	$1.11	$1.41	$3.32	$3.68	$1.88	$2.24	$1.70	$2.09

(1)	In 2005, we (1) recorded the recognition of deferred income of $33.8 million, or $20.0 million after taxes, (2) recorded the write-off of intangible and other long-lived assets of $39.1 million, or $23.2 million after taxes, and (3) incurred legal and settlement costs of $22.6 million, or $15.4 million after taxes.
(2)	In 2004, we (1) incurred litigation settlement costs of $9.2 million, or $5.9 million after taxes, (2) amended our pension plan effective December 31, 2004 to cease future accruals resulting in a curtailment gain of $4.8 million, or $3.1 million after taxes, (3) recorded in exit and termination costs of $6.5 million, or $4.3 million after taxes, and (4) recorded title plant impairments of $5.0 million, or $3.2 million after taxes.

18. SUBSEQUENT EVENT

On January 18, 2006, we announced our plans to relocate and consolidate our national headquarters and shared resources operations. In connection with this move, we intend to sell our existing headquarters building and related assets. As a result, we will write down the building and related assets to the fair value less cost to sell. We have estimated that the impairment charge for the write down is approximately $8.0 million, which will be reflected in our results for operations for the three months ended March 31, 2006.

Schedule I

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS

DECEMBER 31, 2005

(In millions)

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheet
Fixed maturities:
Available-for-sale:
Bonds:
United States government and government agencies and authorities	$79.1	$79.1	$79.1
States, municipalities and political subdivisions	469.5	479.7	479.7
Foreign government	4.8	4.8	4.8
Public utilities	7.3	7.4	7.4
All other corporate bonds	421.9	422.6	422.6
Mortgage-backed securities	163.7	162.0	162.0
Preferred stock	7.9	7.9	7.9

Total fixed maturities	$1,154.2	$1,163.5	$1,163.5

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	$94.5	$102.4	$102.4

Total equity securities	$94.5	$102.4	$102.4

Federal funds sold	$4.2	XXX	$4.2

Deposits with banks:
Invested cash	$484.6	XXX	$484.6

Total investments	$1,737.5	XXX	$1,754.7

Schedule II

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(In millions)

	2005	2004
		(Restated)
ASSETS
Fixed maturities available-for-sale—at fair value (amortized cost: 2005—$66.9; 2004—$61.3)	$66.5	$62.2
Cash	34.5	26.2
Short-term investments	11.3	4.7
Investment in affiliates	1,613.5	1,643.0
Notes receivable other (less allowance for doubtful accounts: 2005—$0.7; 2004— $0.7)	0.4	0.4
Deferred tax asset	46.5	29.8
Property, plant and equipment	8.7	6.8
Notes receivable from affiliates	11.0	11.0
Accounts with affiliates	61.1	—
Other assets	53.3	36.9

Total Assets	$1,906.8	$1,821.0

LIABILITIES
Notes payable	$402.0	$420.0
Accounts payable to affiliates	—	14.0
Other liabilities	226.3	189.3

Total Liabilities	628.3	623.3

SHAREHOLDERS’ EQUITY
Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2005—17,291,213; 2004—17,962,527	443.1	491.5
Accumulated other comprehensive loss	(42.3)	(17.6)
Retained earnings	877.7	723.8

Total Shareholders’ Equity	1,278.5	1,197.7

Total Liabilities and Shareholders’ Equity	$1,906.8	$1,821.0

Schedule II

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In millions)

	2005	2004	2003
		(Restated)	(Restated)
REVENUES
Management fee from consolidated subsidiaries	$23.8	$24.3	$17.1
Other income	21.9	1.6	1.5

	45.7	25.9	18.6

EXPENSES
Interest expense	21.1	19.3	12.4
Administrative expenses	22.7	25.9	17.1

	43.8	45.2	29.5

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1.9	(19.3)	(10.9)
FEDERAL INCOME TAX BENEFIT	(9.8)	(4.2)	(5.6)
EQUITY IN UNDISTRIBUTED INCOME OF CONSOLIDATED SUBSIDIARIES	153.9	186.7	208.1

NET INCOME	$165.6	$171.6	$202.8

Schedule II

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In millions)

	2005	2004	2003
		(Restated)	(Restated)
Cash flows from operating activities:
Net income	$165.6	$171.6	$202.8
Undistributed earnings of affiliates	(74.8)	(101.8)	(39.8)
Depreciation and amortization	2.4	1.0	1.7
Change in assets and liabilities:
Receivables from affiliates	(75.1)	(46.9)	75.0
Income taxes receivable	14.3	1.5	(29.7)
Other liabilities	16.1	40.7	8.1
Other	(4.2)	(6.2)	(5.6)

Net cash provided by operating activities	44.3	59.9	212.5

Cash flows from investing activities:
Cost of fixed maturity securities acquired	(47.3)	(7.9)	(37.5)
Proceeds from sale of fixed maturity securities	40.5	5.0	9.3
Purchase of property and equipment	(4.2)	(2.1)	(1.3)
Additional investment in subsidiaries	(11.3)	(127.5)	(298.2)
Change in invested cash	(6.6)	13.2	15.1
Capital transactions from subsidiaries	78.7	—	—

Net cash used in investing activities	49.8	(119.3)	(312.6)

Cash flows from financing activities:
Common shares (retired) issued net	(56.1)	(35.2)	11.4
Sale of stock warrants	—	22.5	—
Purchase of call options	—	(32.0)	—
Dividends paid	(11.7)	(9.2)	(6.3)
Proceeds from issuance of notes payable	—	125.0	145.0
Payments on notes payable	(18.0)	—	(35.5)

Net cash (used in) provided by financing activities	(85.8)	71.1	114.6

Net increase in cash	8.3	11.7	14.5
Cash at beginning of year	26.2	14.5	—

Cash at end of year	$34.5	$26.2	$14.5

Schedule II

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES

Basis of presentation—The accompanying parent company financial statements should be read in conjunction with our Consolidated Financial Statements.

Schedule III

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEAR ENDED DECEMBER 31, 2005

(In millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$8.2	$6.6	$0.4	$(7.3)	$7.9
Reserve deducted from notes receivable:
Registrant	0.7	—	0.1	(0.1)	0.7
Consolidated	4.1	0.4	0.4	(0.6)	4.3
Reserve deducted from loans receivable
Registrant—None
Consolidated	4.1	0.8	—	(0.6)	4.3
Reserve for policy and contract claims
Registrant—None
Consolidated	643.8	197.2	—	(143.4)	697.6

Schedule III

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEAR ENDED DECEMBER 31, 2004

(In millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions	Balance at End of Period
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$12.7	$0.4	$2.8	$(7.7)	$8.2
Reserve deducted from notes receivable:
Registrant	0.7	—	0.2	(0.2)	0.7
Consolidated	3.8	0.4	0.2	(0.3)	4.1
Reserve deducted from loans receivable
Registrant—None
Consolidated	3.3	0.9	—	(0.1)	4.1
Reserve for policy and contract claims (Restated)
Registrant—None
Consolidated	626.8	142.5	0.8	(126.3)	643.8

(1)	Primarily relates to new acquisitions, whereby the increase in balance was entirely related to the take-on balance sheet of the consolidated subsidiary.

Schedule III

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEAR ENDED DECEMBER 31, 2003

(In millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions	Balance at End of Period
Reserve deducted from accounts receivable:
Registrant—None
Consolidated	$6.1	$5.6	$6.5	$(5.5)	$12.7
Reserve deducted from notes receivable:
Registrant	1.0	(0.3)	—	—	0.7
Consolidated	4.5	0.4	0.1	(1.2)	3.8
Reserve deducted from loans receivable
Registrant—None
Consolidated	0.1	0.7	2.5	—	3.3
Reserve for policy and contract claims (Restated)
Registrant—None
Consolidated	558.2	172.1	0.6	104.1	626.8

(1)	Primarily relates to new acquisitions, whereby the increase in balance was entirely related to the take-on balance sheet of the consolidated subsidiary.

ITEM 15(a)(3)

INDEX TO EXHIBITS

Exhibit Number And Applicable Section of Item 601 Of Regulation S-K

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3A of the Registrant’s Form 10 Registration Statement, as amended, File No. 0-19408.

3.2	Articles of Amendment of the Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-A Registration Statement, filed February 27, 1998, File No. 1-13990.

3.3	Bylaws of LandAmerica Financial Group, Inc. (amended and restated October 26, 2005), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 26, 2005, File No. 1-13990.

4.1	Amended and Restated Rights Agreement, dated as of August 20, 1997, between the Registrant and Wachovia Bank, N.A., as Rights Agent, which Amended and Restated Rights Agreement includes an amended Form of Rights Certificate, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated August 20, 1997, File No. 1-13990.

4.2	First Amendment to Amended and Restated Rights Agreement, dated as of December 11, 1997, between the Registrant and Wachovia Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated December 11, 1997, File No. 1-13990.

4.3	Second Amendment to Amended and Restated Rights Agreement, dated as of June 1, 1999, between the Registrant, Wachovia Bank, N.A., as Rights Agent, and State Street Bank and Trust Company, as Successor Rights Agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated June 1, 1999, File No. 1-13990.

4.4	Third Amendment to Amended and Restated Rights Agreement, dated as of July 26, 2000, between the Registrant and State Street Bank and Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated July 26, 2000, File No. 1-13990.

4.5	Form of Common Stock Certificate.*

4.6	Note Purchase Agreement, dated as of August 31, 2001, by and among the Registrant and the purchasers named therein, with accompanying forms of 7.16% Senior Notes, Series A, due 2006, 7.45% Senior Notes, Series B, due 2008 and 7.88% Senior Notes, Series C, due 2011. The foregoing exhibits need not be filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant, by signing this Report on Form 10-K, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries, and for any unconsolidated subsidiaries for which financial statements are required to be filed that authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

Exhibit Number And Applicable Section of Item 601 Of Regulation S-K

4.7	Indenture, dated November 26, 2003, between the Registrant and JP Morgan Chase Bank, as trustee, including Form of 3.125% Convertible Senior Notes due 2033, incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-3, File No. 333-113004, filed February 23, 2004.

4.8	Registration Rights Agreement, dated November 26, 2003, between the Registrant and the initial purchasers of the Registrant’s 3.125% Convertible Senior Notes due 2033, incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-3, File No. 333-113004, filed February 23, 2004.

4.9	Indenture, dated May 11, 2004, between the Registrant and JP Morgan Chase Bank, as Trustee, including Form of 3.25% Senior Convertible Debentures due 2034, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13990.

4.10	Registration Rights Agreement, dated May 11, 2004, between the Registrant and the initial purchasers of the Registrant’s 3.25% Senior Convertible Debentures due 2034, incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13990.

10.1	Lawyers Title Insurance Corporation Deferred Income Plan, incorporated by reference to Exhibit 10C of the Registrant’s Form 10 Registration Statement, as amended, File No. 0-19408.†

10.2	Lawyers Title Corporation 1992 Stock Option Plan for Non-Employee Directors, as amended May 21, 1996, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q for the quarter ended June 30, 1996, File No. 1-13990.†

10.3	Form of Lawyers Title Corporation Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.18 of the Registrant’s Form 10-K for the year ended December 31, 1994, File No. 0-19408.†

10.4	LandAmerica Financial Group, Inc. Benefit Restoration Plan, as amended and restated effective January 1, 2005, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated February 21, 2006, File No. 1-13990.†

10.5	Form of Lawyers Title Insurance Corporation Split-Dollar Life Insurance Agreement and Collateral Assignment, incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-K for the year ended December 31, 1994, File No. 0-19408.†

10.6	Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated March 5, 1998, with Schedule of Optionees and amounts of options granted, incorporated by reference to Exhibit 10.24 of the Registrant’s Form 10-K for the year ended December 31, 1997, File No. 1-13990.†

10.7	Agreement Containing Consent Order, dated February 6, 1998, by and between the Registrant and the Federal Trade Commission, incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the year ended December 31, 1997, File No. 1-13990.

10.8	Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated February 16, 1999, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the year ended December 31, 1998, File No. 1-13990.†

Exhibit Number And Applicable Section of Item 601 Of Regulation S-K

10.9	LandAmerica Financial Group, Inc. Outside Directors Deferral Plan, as amended and restated effective January 1, 2005, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated February 21, 2006, File No. 1-13990.†

10.10	LandAmerica Financial Group, Inc. Executive Voluntary Deferral Plan, as amended and restated effective January 1, 2005, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated February 21, 2006, File No. 1-13990.

10.11	Form of LandAmerica Financial Group, Inc. Change of Control Employment Agreement with Schedule of Executive Officers and Multiplier, incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K for the year ended December 31, 2004, File No. 1-13990.†

10.12	Form of LandAmerica Financial Group, Inc. Change of Control Employment Agreement, with Schedule of Executive Officers and Multiplier, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 2005, File No. 1-13990.†

10.13	Form of LandAmerica Financial Group, Inc. Change of Control Employment Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated February 21, 2006, File No. 1-13990.†

10.14	Form of Amendment to Change of Control Employment Agreement, incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, dated February 21, 2006, File No. 1-13990.†

10.15	LandAmerica Financial Group, Inc. 1991 Stock Incentive Plan, as amended May 16, 1995, May 21, 1996, November 1, 1996, June 16, 1998, May 18, 1999 and February 23, 2000, incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K for the year ended December 31, 1999, File No. 1-13990.†

10.16	LandAmerica Financial Group, Inc. 2000 Stock Incentive Plan, as amended and restated effective January 1, 2005, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated February 21, 2006, File No. 1-13990.†

10.17	Non-Qualified Stock Option Agreement, dated January 31, 2000, between the Registrant and Theodore L. Chandler, Jr., incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K for the year ended December 31, 1999, File No. 1-13990.†

10.18	Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated February 23, 2000, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.35 of the Registrant’s Form 10-K for the year ended December 31, 1999, File No. 1-13990.†

10.19	Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated May 17, 2000, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.†

10.20	Employee Non-Qualified Stock Option Agreement, dated May 17, 2000, between the Registrant and Charles H. Foster, Jr., incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.†

Exhibit Number And Applicable Section of Item 601 Of Regulation S-K

10.21	Form of LandAmerica Financial Group, Inc. Amendment to Non-Qualified Stock Option Agreements, dated June 20, 2000, with Schedule of Optionees and Agreements Being Amended, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.†

10.22	Form of LandAmerica Financial Group, Inc. Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.†

10.23	Revolving Credit Agreement, dated November 6, 2003, between the Registrant and SunTrust Bank, as Administrative Agent for a syndicate of financial institutions named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2003, File No. 1-13990.

10.24	First Amendment to Revolving Credit Agreement, dated March 17, 2004, between the Registrant and SunTrust Bank, as Administrative Agent for a syndicate of financial institutions named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 2004, File No. 1-13990.

10.25	Second Amendment to Revolving Credit Agreement, dated April 30, 2004, between the Registrant and SunTrust Bank, as Administrative Agent for a syndicate of financial institutions named therein, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended March 31, 2004, File No. 1-13990.

10.26	Third Amendment to Revolving Credit Agreement, dated as of October 27, 2004, between the Registrant and SunTrust Bank, as Administrative Agent for a syndicate of financial institutions named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated October 27, 2004, File No. 1-13990.

10.27	Fourth Amendment to Revolving Credit Agreement, dated as of November 11, 2005, between the Registrant and SunTrust Bank, as Administrative Agent for a syndicate of financial institutions named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 11, 2005, File No. 1-13990.

10.28	Letter Agreement, dated May 5, 2004 between the Registrant and JP Morgan Chase Bank constituting a high strike call confirmation, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13990.

10.29	Letter Agreement, dated May 5, 2004 between the Registrant and JP Morgan Chase Bank constituting a low strike call confirmation, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13990.

10.30	Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated February 20, 2001, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.43 of the Registrant’s Form 10-K for the year ended December 31, 2000, File No. 1-13990.†

10.31	Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated December 20, 2001, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.44 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-13990.†

Exhibit Number And Applicable Section of Item 601 Of Regulation S-K

10.32	Form of Split-Dollar Life Insurance Agreement, between the Registrant and the named executive officers listed on the attached Schedule, incorporated by reference to Exhibit 10.45 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-13990.†

10.33	Form of Modification to Agreement between the Registrant and the named executive officers listed on the attached Schedule, incorporated by reference to Exhibit 10.46 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-13990.†

10.34	Form of Modification to Agreement, dated as of January 23, 2002, between the Registrant and the named executive officers listed on the attached Schedule, incorporated by reference to Exhibit 10.47 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-13990.†

10.35	Form of LandAmerica Financial Group, Inc. Non-Employee Director Non-Qualified Stock Option Agreement, dated May 23, 2001, with Schedule of Optionees, incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-K for the year ended December 31, 2003, File No. 1.13990.†

10.36	Form of LandAmerica Financial Group, Inc. Non-Employee Director Non-Qualified Stock Option Agreement, dated May 22, 2002, with Schedule of Optionees, incorporated by reference to Exhibit 10.27 of the Registrant’s Form 10-K for the year ended December 31, 2003, File No. 1.13990.†

10.37	Form of LandAmerica Financial Group, Inc. 2002 Restricted Stock Agreement, dated December 16, 2002, with Schedule of Grantees and number of shares granted, incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-K for the year ended December 31, 2002, File No. 1-13990.†

10.38	Form of LandAmerica Financial Group, Inc. Non-Employee Director Restricted Stock Agreement, dated May 21, 2003, with Schedule of Grantees, incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the year ended December 31, 2003, File No. 1-13990.†

10.39	Form of LandAmerica Financial Group, Inc. 2003 Restricted Stock Agreement, dated December 16, 2003, with Schedule of Grantees and number of shares granted, incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K for the year ended December 31, 2003, File No. 1-13990.†

10.40	Form of LandAmerica Financial Group, Inc. 2003 Cash Unit Agreement, dated December 16, 2003, with Schedule of Grantees and number of units granted, incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K for the year ended December 31, 2003, File No. 1-13990.†

10.41	Senior Management Compensation Program Shared Resources for Executive Officers, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13990.†

10.42	Employment Agreement with Charles H. Foster, Jr., dated January 1, 2005, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 6, 2005, File No. 1-13990.†

Exhibit Number And Applicable Section of Item 601 Of Regulation S-K

10.43	Addendum to Employment Agreement with Charles H. Foster, Jr., dated December 9, 2005, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated December 9, 2005, File No. 1-13990.†

10.44	Restricted Stock Agreement with Theodore L. Chandler, Jr., dated January 1, 2005, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 6, 2005, File No. 1-13990.†

10.45	Cash Unit Agreement with Theodore L. Chandler, Jr., dated January 1, 2005, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 6, 2005, File No. 1-13990.†

10.46	Form of LandAmerica Financial Group, Inc. Non-Employee Director Restricted Stock Agreement, dated May 27, 2004, with Schedule of Grantees, incorporated by reference to Exhibit 10.44 of the Registrant’s Form 10-K for the year ended December 31, 2004, File No. 1-13990.†

10.47	Form of LandAmerica Financial Group, Inc. 2005 Restricted Stock Agreement, dated February 28, 2005, with Schedule of Grantees and number of shares granted, incorporated by reference to Exhibit 10.45 of the Registrant’s Form 10-K for the year ended December 31, 2004, File No. 1-13990.†

10.48	Form of LandAmerica Financial Group, Inc. 2005 Cash Unit Agreement, dated February 28, 2005, with Schedule of Grantees and number of units granted, incorporated by reference to Exhibit 10.46 of the Registrant’s Form 10-K for the year ended December 31, 2004, File No. 1-13990.†

10.49	LandAmerica Financial Group, Inc. Executive Officer Incentive Plan, incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed on April 7, 2005, File No. 1-13990.†

10.50	Form of LandAmerica Financial Group, Inc. Non-Employee Director Restricted Stock Agreement, dated May 18, 2005, with Schedule of Grantees, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2005, File
No. 1-13990.†

10.51	Form of Amendment to LandAmerica Financial Group, Inc. Non-Employee Director Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated October 26, 2005, File No. 1-13990.†

10.52	Form of Amendments to LandAmerica Financial Group, Inc. Cash Unit Agreements and Restricted Stock Agreements, incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, dated February 21, 2006, File No. 1-13990.†

10.53	Form of LandAmerica Financial Group, Inc. 2006 Restricted Stock Agreement, dated February 28, 2006, with Schedule of Grantees and number of shares granted.*†

10.54	Form of LandAmerica Financial Group, Inc. 2006 Cash Unit Agreement, dated February 28, 2006, with Schedule of Grantees and number of units granted.*†

12	Calculation of Ratio of Earnings to Fixed Charges.*

21	Subsidiaries of the Registrant.*

Exhibit Number And Applicable Section of Item 601 Of Regulation S-K

23	Consent of Ernst & Young LLP.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

†Denotes	Compensatory Plans
*Filed	Herewith

