Form 10-Q
period 2006-03-31
LANDAMERICA FINANCIAL GROUP INC
filed 2006-05-02
CIK 877355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filed. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☒     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	17,187,958 shares	April 28 , 2006

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)
	March 31,	December 31,
ASSETS	2006	2005

INVESTMENTS:
Fixed maturities available-for-sale - at fair value (amortized cost: 2006- $1,190.3; 2005 - $1,154.2)	$1,184.3	$1,163.5
Equity securities - at fair value (cost: 2006 - $96.3; 2005 - $94.5)	110.9	102.4
Federal funds sold	5.4	4.2
Short term investments	384.7	484.6

Total Investments	1,685.3	1,754.7

CASH	64.9	89.1

LOANS RECEIVABLE	439.4	437.9

ACCRUED INTEREST RECEIVABLE	18.5	19.6

NOTES AND ACCOUNTS RECEIVABLE
Notes (less allowance for doubtful accounts: 2006 - $4.0; 2005 - $4.3)	15.1	16.0
Trade accounts receivable (less allowance for doubtful accounts: 2006 - $10.7; 2005 - $7.9)	111.1	124.6

Total Notes and Accounts Receivable	126.2	140.6

PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation and amortization: 2006- $209.7; 2005 - $209.5)	99.6	114.4

TITLE PLANTS	94.5	93.9

GOODWILL	589.6	584.3

INTANGIBLE ASSETS (less accumulated amortization 2006 - $67.6; 2005 - $61.3)	151.4	156.3

DEFERRED INCOME TAXES	139.9	130.2

OTHER ASSETS	194.9	174.0

Total Assets	$3,604.2	$3,695.0

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31,	December 31,
LIABILITIES	2006	2005

POLICY AND CONTRACT CLAIMS	$702.2	$697.6

DEPOSITS	549.5	547.2

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	318.9	399.1

NOTES PAYABLE	473.3	479.3

DEFERRED SERVICE ARRANGEMENTS	213.9	211.2

TAXES PAYABLE	-	18.1

OTHER	70.2	64.0

Total Liabilities	2,328.0	2,416.5

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2006 - 17,244,958; 2005 - 17,291,213	435.9	443.1

Accumulated other comprehensive loss	(48.0)	(42.3)

Retained earnings	888.3	877.7

Total Shareholders’ Equity	1,276.2	1,278.5

Total Liabilities and Shareholders’ Equity	$3,604.2	$3,695.0

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In millions, except per share amounts)
(Unaudited)

	2006	2005
		(as restated)
REVENUE
Operating revenue	$902.3	$813.5
Investment and other income	29.7	21.3
Net realized investment gains	0.9	0.8

	932.9	835.6
EXPENSES
Agents’ commissions	383.1	324.6
Salaries and employee benefits	276.7	247.3
General, administrative and other	168.2	140.6
Provision for policy and contract claims	50.4	44.7
Premium taxes	10.4	9.7
Interest expense	9.6	7.9
Amortization of intangibles	6.3	7.0
Write-off of intangible and long-lived assets	9.7	-
	914.4	781.8

INCOME BEFORE INCOME TAXES	18.5	53.8

INCOME TAX EXPENSE	4.8	20.6

NET INCOME	$13.7	$33.2

NET INCOME PER COMMON SHARE	$0.81	$1.87

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17.0	17.8

NET INCOME PER COMMON SHARE ASSUMING DILUTION	$0.78	$1.85

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ASSUMING DILUTION	17.5	18.0

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.15

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In millions)
(Unaudited)
	2006	2005
		(as restated)
Cash flows from operating activities:
Net income	$13.7	$33.2
Depreciation and amortization	14.1	13.8
Write-off of intangible and long-lived assets	9.7	-
Amortization of bond premium	1.1	1.7
Net realized investment gains	0.9	(0.8)
Deferred income tax expense (benefit)	(5.6)	5.9
Change in assets and liabilities, net of businesses acquired:
Accounts and notes receivable	11.9	4.6
Income taxes receivable/payable	(21.7)	12.4
Accounts payable and accrued expenses	(80.9)	(49.1)
Policy and contract claims	4.5	8.7
Deferred service arrangements	2.7	(14.6)
Other	5.8	0.9
Net cash (used) provided by operating activities	(43.8)	16.7
Cash flows from investing activities:
Purchase of property and equipment, net	(11.2)	(5.9)
Purchase of business, net of cash acquired	(8.4)	(0.9)
Investments in unconsolidated subsidiaries	(0.7)	(8.3)
Change in cash surrender value of life insurance	(0.4)	(0.3)
Change in short-term investments	99.9	21.7
Cost of investments acquired:
Fixed maturities	(168.6)	(94.7)
Equity securities	(8.6)	(4.3)
Proceeds from investment sales or maturities:
Fixed maturities	132.5	77.4
Equity securities	5.0	3.5
Net change in federal funds sold	(1.2)	2.3
Change in loans receivable	(1.6)	(4.5)
Net cash provided (used) in investing activities	36.7	(14.0)
Cash flows from financing activities:
Net change in deposits	2.3	4.8
Proceeds from the exercise of options and incentive plans	1.3	0.6
Tax benefit of stock options exercised	0.5	-
Cost of common shares repurchased	(12.1)	-
Dividends paid	(3.1)	(2.7)
Proceeds from issuance of notes payable	2.8	5.4
Payments on notes payable	(8.8)	(4.4)
Net cash (used) provided by financing activities	(17.1)	3.7
Net (decrease) increase in cash	(24.2)	6.4
Cash at beginning of period	89.1	73.0
Cash at end of period	$64.9	$79.4

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amounts	Income (Loss)	Earnings	Equity

BALANCE - December 31, 2004 (as restated)	18.0	$491.5	$(17.6)	$723.8	$1,197.7

Comprehensive income:
Net income	-	-	-	33.2	33.2
Other comprehensive loss
Net unrealized loss on securities - net of tax benefit $(8.5)	-	-	(16.2)	-	(16.2)

					17.0

Stock options and incentive plans	0.1	1.4	-	-	1.4
Common dividends ($0.15/share)	-	-	-	(2.7)	(2.7)

BALANCE - March 31, 2005 (as restated)	18.1	492.9	(33.8)	754.3	1,213.4

BALANCE - December 31, 2005	17.3	443.1	(42.3)	877.7	1,278.5

Comprehensive income:
Net income	-	-	-	13.7	13.7
Other comprehensive loss
Net unrealized loss on securities - net of tax benefit $(3.0)	-	-	(5.7)	-	(5.7)

					8.0

Purchase of call options, net of tax	-		-	-
Common stock retired	(0.2)	(12.1)	-	-	(12.1)
Stock options and incentive plans	0.1	4.9	-	-	4.9
Common dividends ($0.18 share)	-	-	-	(3.1)	(3.1)

BALANCE - March 31, 2006	17.2	$435.9	$(48.0)	$888.3	$1,276.2

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K of LandAmerica Financial Group, Inc. for the year ended December 31, 2005. In the opinion of management, all adjustments (including normal and recurring adjustments) considered necessary for a fair presentation of this information have been reflected. Operating results for the interim periods are not necessarily indicative of results for a full year.

When used in these notes, the terms “LandAmerica,” “we,” “us” or “our” means LandAmerica Financial Group, Inc. and all entities included in our Consolidated Financial Statements.

Reclassification
Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Restatement

On February 13, 2006, we announced that we would restate previously filed financial results to correct the accounting for policy and contract claims reserves. The error resulted in a net understatement of reported earnings. We have restated the consolidated financial statements contained herein for the three months ended March 31, 2005. The restatement had no effect on our net cash provided by or used in operating, investing or financing activities. For further information refer to Note 1 to the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2005.

	For the Three Months Ended March 31, 2005
	As Previously Reported	As Restated

	(In millions, except per share amounts)
Effects on Consolidated Balance Sheet:

Deferred income taxes	$153.6	$126.9
Total assets	3,263.6	3,249.1
Policy and contract claims	728.8	652,6
Total liabilities	2,099.7	2,035.7
Shareholders’ equity	1,163.9	1,213.4
Total liabilities and shareholders’ equity	3,263.6	3,249.1

Effects on Consolidated Statement of Operations:

Provision for policy and contract claims	$49.2	$44.7
Income before income taxes	49.3	53.8
Income taxes	19.0	20.6
Net income	30.3	33.2
Net income per common share	$1.70	$1.87
Net income per common share assuming dilution	$1.68	$1.85

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123”) as revised by Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No.123-(R)"). We have used the modified prospective adoption method. Under this method, the share-based compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123 and (ii) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123-(R). Compensation cost under SFAS No. 123-(R) is recognized ratably using the straight-line attribution method over the expected vesting period or to the retirement eligibility date, if less than the vesting period when vesting is not contingent upon any future performance. In addition, pursuant to SFAS No. 123-(R), we are required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was our previous method. As of March 31, 2006, the cumulative effect of adopting SFAS No. 123-(R) was not significant.

Prior to January 1, 2006, we accounted for share-based compensation plans in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123. Accordingly, no compensation expense was recognized for our stock options since all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. There were no new options granted during 2005 or the first quarter of 2006.

The following pro forma information for the three months ended March 31, 2005 shows net income and earnings per basic and diluted share if compensation expense for our employee stock options had been determined on a fair value method of accounting:

Three Months Ended March 31, 2005
Pro forma
(as restated)
(In millions, except per share amounts)

Net income, as reported	$33.2
Add: Stock-based employee compensation included in reported net income, net of related tax effects	0.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.6)

Pro forma net income	$33.1

Earnings per share:
Basic - as reported	$1.87
Basic - pro forma	$1.86

Diluted - as reported	$1.85
Diluted - pro forma	$1.84

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
		(as restated)
	(In millions, except per share amounts)
Numerator:
Net income - numerator for basic and diluted earnings per share	$13.7	$33.2

Denominator:
Weighted average shares - denominator for basic earnings per share	17.0	17.8

Effect of dilutive securities:
Convertible debt	0.4	-
Employee stock options	0.1	0.2

Denominator for diluted earnings per share	17.5	18.0

Basic earnings per common share	$0.81	$1.87

Diluted earnings per common share	$0.78	$1.85

3.    INCOME TAXES

Our effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 25.9% for first quarter 2006 and 38.3% for first quarter 2005. The difference in the effective tax rate was due primarily to changes in the ratio of permanent differences to income before taxes and the mix of state taxes related to our non-insurance subsidiaries.

4.    INVESTMENTS

Effective January 1, 2006, we have adopted the Financial Accounting Standards Board (“FASB”) Staff Position Nos. 115-1 and 124-1 (“FSPs”) which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of the impairment loss. The FSPs also provides guidance on the accounting subsequent to the recognition of an other-than-temporary impairment and requires additional disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption did not have a material effect on our financial statements.

As of March 31, 2006, we held 940 securities with a total estimated fair value of $794.2 million which had gross unrealized losses of $19.3 million. Of the 940 securities, 142 had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $145.1 million and gross unrealized losses of $4.8 million. The 142 securities with unrealized losses in excess of twelve months were investment grade long-term bonds and we have the intent and the ability to hold those to recovery.

We have concluded that none of the available-for- sale securities with unrealized losses at March 31, 2006, has experienced an other-than temporary impairment. This conclusion was based on a number of factors including: (1) whether the fair value of the securities were less than 80% of amortized cost at March 31, 2006, (2) whether the securities were rated below investment grade, and (3) how long the securities have been in an unrealized loss position.

At March 31, 2006, no industry group comprised more than 10 percent of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States, and is not dependent on economic stability of one particular region.

At March 31, 2006, we did not hold any fixed maturity securities in any single issuer which exceeded 10 percent of the shareholder’s equity other than securities issued or guaranteed by the U.S. government.

5.  PENSIONS AND OTHER POST-RETIREMENT BENEFITS

The following presents the estimated net pension expense recorded in the financial statements for each of the quarters ending March 31, 2006, and 2005. The 2006 information is based on preliminary data provided by our independent actuaries. The amounts are as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(In millions)
Components of net pension expense:
Service cost	$-	$-	$0.3	$0.2
Interest cost	3.6	3.5	0.9	0.8
Expected return on plan assets	(4.5)	(3.9)	-	-
Amortization of unrecognized transition obligation	-	-	0.3	0.3
Prior service cost recognized	-	-	0.1	0.1
Recognized loss	1.8	1.0	0.1	-
Gain or loss due to settlement or curtailment	1.0	-	-	-
Net pension expense	$1.9	$0.6	$1.7	$1.4

On December 31, 2004, we froze the accumulation of benefits available under our principal deferred pension plan.

Weighted-average assumptions used to determine net cost for each of the quarters ending March 31, 2006, and 2005 are as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Discount rate	5.50%	6.00%	5.50%	6.00%
Expected return on plan assets	8.25%	8.00%	N/A	N/A
Rate of compensation increase	N/A	4.63%	N/A	4.63%

6.    COMMITMENTS AND CONTINGENCIES

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

Litigation Not in the Ordinary Course of Business

On May 9, 2000, Romeo Jergess filed a putative class action suit (the “Jergess Suit”) in the United States District Court for the Eastern District of Michigan, Southern Division (Case No. 00-72124) against Transnation Title Insurance Company (“Transnation”), a subsidiary of LandAmerica. The suit alleged that Transnation’s rate for an owner’s title insurance policy, charged in accordance with rates for new construction filed with the Insurance Bureau of the State of Michigan, were less than the rate paid by the lender for a simultaneously issued lender’s title insurance policy, and that the lower rate paid by the builder/developer for the owner’s policy involved an illegal kickback for a referral and an illegal splitting of fees in violation of the Real Estate Settlement Procedures Act (“RESPA”). On April 27, 2001, a similar suit was filed by Elaine Miller (the “Miller Suit”) in the same court (Case No. 01-71647) against Lawyers Title Insurance Corporation (“Lawyers Title”), a subsidiary of LandAmerica. The plaintiffs in both suits sought an unspecified amount of damages equal to three times the amount of the charge for each simultaneously issued lender’s title insurance policy in connection with a new home purchase commencing with the period one year before the filing of each complaint, plus costs, interest and attorneys’ fees. Transnation and Lawyers Title engaged a forensic accountant to review plaintiffs’ estimate that the charges collected for such policies by Transnation and Lawyers Title from the class as originally defined was approximately $15.0 million. The Jergess Suit and the Miller Suit were consolidated on July 18, 2002 with cases pending against First American Title Insurance Company and Chicago Title Insurance Company. On December 5, 2002, the court certified a class defined as all individuals who, during the period commencing prior to one year of the filing of the applicable suit and ending on October 30, 2002, purchased a newly constructed one to four family dwelling or condominium and were charged for a lender’s title insurance policy allegedly in violation of RESPA. On February 12, 2003, the United States Court of Appeals for the Sixth Circuit denied Transnation’s and Lawyers Title’s petitions for an interlocutory appeal of the class certification order. On October 30, 2003, the judge ordered that individuals otherwise meeting the class definition, but who closed transactions involving relevant policies between October 31, 2002 through October 30, 2003, would not be subject to a statute of limitations defense raised by Transnation Title or Lawyers Title between October 30, 2003 and October 31, 2004. On October 28, 2004, Transnation and Lawyers Title stipulated to an order that individuals otherwise meeting the class definition, but who closed transactions involving relevant policies between October 31, 2002 through October 30, 2004, would not be subject to a statute of limitations defense raised by Transnation or Lawyers Title between October 30, 2004 and October 31, 2005. The court reserved decision on a Motion to proceed to trial with the certified class as originally defined. On January 13, 2005, the court denied Transnation’s and Lawyers Title’s motion to dismiss the case for lack of standing. On February 7, 2005, the court dismissed without prejudice Transnation’s and Lawyers Title’s Motion for Partial Summary Judgment with respect to those members of the class covered by the affiliated business exception under RESPA with the court indicating that the parties could resubmit the motion with additional information. The court has not yet ruled on the parties’ cross Motions for Summary Judgment on Count II of plaintiffs’ complaint alleging an illegal splitting of fees under RESPA. On April 21, 2005, Transnation and Lawyers Title filed various Motions for Summary Judgment and Limine with respect to multiple issues. The parties participated in nonbinding mediation beginning May 3, 2005. On May 19, 2005, Transnation and Lawyers Title entered into a binding term sheet to settle the consolidated suits. The parties entered into a final Settlement Agreement incorporating the provisions of the Term Sheet on February 8, 2006. The Settlement Agreement provides for the dismissal with prejudice of all claims by plaintiffs against Transnation and Lawyers Title and a release of all claims by plaintiffs except claims under their title policies. The court granted Motions for Preliminary Approval on February 10, 2006. A final settlement/fairness hearing will be held on May 16, 2006. If approved, Transnation and Lawyers Title, who did not admit any liability in the settlement, will be obligated to make a single aggregate payment of $10.3 million out of an established reserve into a settlement fund to be established for the benefit of eligible class members within seven days following the issuance of a final order by the court approving the settlement.

On June 22, 2004, Gateway Title Company, Inc., Commonwealth Land Title Company, Inc. and LandAmerica Financial Group, Inc. (“Plaintiffs”) filed a Complaint, subsequently amended by a First Amended Complaint filed June 25, 2004, in the Superior Court of California, County of Los Angeles, Central District (the “Court”), against the Mercury Company and its affiliates Financial Title, Alliance Title, Investors Title and various individuals including Joseph DiChiacchio, a former manager of LandAmerica (Case No. BC 317441) (collectively, the “Defendants”). The lawsuit claims substantial monetary and punitive damages in conjunction with Plaintiffs’ loss of over 300 employees in California, most of which appears to have occurred within an approximately twenty-four month period. On August 12, 2004, the Court granted a Temporary

Restraining Order, followed by a Preliminary Injunction granted September 27, 2004, against the Defendants based upon a showing of significant likelihood of Plaintiffs prevailing on the merits combined with irreparable harm to Plaintiffs if injunctive relief did not issue. The injunctive relief generally prohibited the solicitation of Plaintiffs’ employees. The preliminary injunctive relief has now expired. On December 13, 2004, Alliance Title Company, Inc., Financial Title Company, Inc., Roberto Olivera and Ray Arias filed a Cross-Complaint for unfair competitive business practices. On December 13, 2004, Mr. DiChiacchio also filed a Cross-Complaint alleging similar claims, including back wages and additional bonus payments. Plaintiffs are disputing and intend to vigorously defend the Cross-Complaints. A mandatory settlement conference was held on August 1, 2005 and voluntary mediation on September 7, 2005. A courtroom and judge, but no date, have been assigned to the case for trial. Discovery has been completed. Defendants’ expert witnesses on damages have estimated total damages to Plaintiffs in the range of $25.0 million. Management believes that damages caused to Plaintiffs by Defendants exceed that estimate and any claim of offset raised in the Cross-Complaints.

We are defendants in a number of purported class action cases pending in various states that include allegations that certain consumers were overcharged for title insurance and/or related services. The dollar amount of damages sought has generally not been specified in these cases except for jurisdictional limits. We intend to vigorously defend these actions.

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

Specifically, we have received the following regulatory inquiries:

In 2004, the Office of the Attorney General of the State of New York (“NYAG”) initiated an investigation into the business practices of companies engaged in the title insurance business. We have received subpoenas and requests from the NYAG seeking information and documents related to certain industry business practices, including, among other things, competitive market practices, the compensation of title insurance agents and producers by underwriters, and captive and other reinsurance arrangements, and we continue to respond to those subpoenas and requests.

We also received initial inquiries in 2004 and responded to or continue to respond to inquiries regarding the title industry’s business practices from the following state agencies: the California Department of Insurance and the Colorado Division of Insurance regarding captive reinsurance; the insurance departments of North Carolina and Pennsylvania as part of their review of competitive market practices and agent compensation in the title insurance industry; and the State of Washington Office of Insurance Commissioner regarding captive reinsurance, potential illegal inducements and rebates by title insurance companies and title insurance rates.

Additionally, in 2005, we received and responded to or continue to respond to inquiries regarding the title industry’s business practices from the following state agencies: the California Department of Real Estate regarding captive reinsurance; the California Department of Insurance regarding our community development and investment, California title plants, and examinations of our adherence to filed premium rates and claims handling practices, including whether refunds of overcharges to certain consumers may be required; the Colorado Attorney General regarding captive reinsurance; the Colorado Department of Insurance regarding affiliated business arrangements; the Connecticut Department of Insurance regarding producer compensation and captive reinsurance arrangements; the Florida Department of Financial Services regarding affiliated business arrangements; the Hawaii Insurance Division regarding producer compensation arrangements and captive reinsurance; the Idaho Department of Insurance regarding captive reinsurance and premium splits between agent and underwriter; the Massachusetts Attorney General regarding reinsurance and the title insurance market; the Minnesota Department of Commerce regarding captive and other reinsurance arrangements; the Tennessee Department of Insurance regarding producer compensation arrangements and competitive market practices of Title Insurance Company of America, and requiring the submission of an attestation regarding any finite reinsurance arrangements existing in that state; and regulatory departments from seven other states regarding captive reinsurance arrangements. We also received and responded in 2005 to a request for information from the United States Department of Housing and Urban Development in conjunction with its investigation involving various builders, lenders and real estate brokers in connection with their participation in captive reinsurance companies.

In 2006, we received and are responding to an Administrative Subpoena from the Minnesota Department of Commerce with regard to a market examination. The insurance department of the State of New York has indicated its intent to determine our adherence to filed premium rates, including whether refunds of overcharges to certain consumers may be required.

We also reached agreements with the insurance departments of the states of California and Arizona in 2005 and Virginia in 2006 to settle filed or potential claims regarding captive reinsurance and other regulatory matters except allegations of overcharges of certain consumers in California, without admitting any liability.

In June 2005, we established reserves of $19.0 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes the settlements with the California, Arizona and Virginia departments of insurance. Based on these settlements, we released $6.7 million of this reserve back into earnings in fiscal year 2005. The remaining reserve at March 31, 2006 was approximately $8.7 million.

Also, in addition to or in connection with the above-referenced inquiries, multiple states, including California, Florida, Louisiana, Nevada and New York, have indicated an intent to examine pricing levels and competition in the title insurance industry, with a view to determining whether prices are justified, and if not, to implement rate changes, including potential reductions. Also, in connection with its bi-annual rate hearing, the Texas Department of Insurance has issued subpoenas and deposition questions seeking information regarding business practices, including captive reinsurance, that may have the effect of raising prices to Texas consumers.

We may receive additional subpoenas and/or requests for information in the future from state or federal government agencies. We will evaluate, and we intend to cooperate in connection with, all such subpoenas and requests.

Based on the information known to management at this time, it is not possible to predict the outcome of any of the currently pending governmental inquiries and investigations into the title insurance industry’s market, business practices, pricing levels, and other matters described above, or the market’s response thereto. However, any material change in our business practices may have an adverse effect on our business, operating results and financial condition.

Other Commitments and Contingencies

We had guarantees of indebtedness of others of approximately $4.0 million at March 31, 2006 and $3.9 million at December 31, 2005

Our industrial bank subsidiary regularly commits to fund real estate loans. The amount of such commitments was not material as of March 31, 2006.

7.    SHAREHOLDERS’ EQUITY

In December 2004, the Board of Directors approved a program with an expiration of February 2006 that authorized us to repurchase up to one million shares of our common stock at a cost not to exceed $60.0 million. During the fourth quarter 2005, we fully executed the share repurchase program. As a result, in October 2005, the Board of Directors approved a program expiring July 2007 that authorized us to repurchase an additional 1.25 million shares of our common stock. We have repurchased 186,000 shares during the first quarter of 2006 at an average price of $64.89 per share. As of March 31, 2006, we had approximately 1.0 million shares remaining in our authorized repurchase program.

8.	WRITE-OFF OF INTANGIBLE AND OTHER LONG-LIVED ASSETS

In January 2006, we announced our plan to relocate and consolidate our national headquarters and shared resources operations. In connection with this move, we intend to sell our existing headquarters building and related assets. As a result, we wrote down the building and related assets to the fair value less cost to sell. We have estimated that the impairment charge for the write down is approximately $9.7 million, which has been reflected in our results of operations for the three months ended March 31, 2006.

9.	SEGMENT INFORMATION

We are engaged in the business of providing title insurance as well as a broad array of real estate transaction-related services. We have three reporting segments that fall within three primary business segments, Title Operations, Lender Services and Financial Services. The remaining immaterial reportable segments have been combined into a group called Corporate and Other.

Based on changes in our organizational structure and the combination of service offerings in our Lender Services segment, we have reclassified LandAmerica One Stop, Inc.’s services operations, which provide title and closing services to national lenders, to the Lender Services segment from the Title Operations segment. Amounts from 2005 have been reclassified to conform to the 2006 presentation.

Title Operations includes title insurance policies, escrow and closing services, and other real estate transaction management services for the residential and commercial market.

Lender Services provides services consisting primarily of title and closing, real estate tax processing, flood zone certifications, mortgage loan subservicing, consumer mortgage credit reporting and default management services for the lender market.

Financial Services consists of Orange County Bancorp and its wholly-owned subsidiary, Centennial Bank , a California industrial bank primarily engaged in the business of providing real estate loans in the Southern California market.

Corporate and Other includes home warranty, residential inspection and commercial appraisals and assessments, as well as the unallocated portion of the corporate expenses related to our corporate offices in Richmond, Virginia and unallocated interest expense.

We provide title services through direct operations and agents throughout the United States. We also offer title insurance in Mexico, Europe, Canada, the Caribbean and Latin America. Commercial assessment services are provided in Europe. The international operations account for less than 1 percent of our income before income taxes. Tax-related services are offered nationwide. Appraisal services are provided in 40 states.

The following table provides selected financial information about our operations by segment for the quarters ending March 31, 2006, and 2005:

	Operating Revenue	Personnel Cost	Depreciation	Amortization of Intangible Assets	Income Before Taxes
	(In millions)
2006
Title Operations	$819.0	$228.2	$5.6	$2.4	$50.6
Lender Services	57.8	24.6	1.1	2.6	2.3
Financial Services	0.2	0.6	-	-	4.0
Corporate and Other	25.3	23.3	1.1	1.3	(38.4)
Total	$902.3	$276.7	$7.8	$6.3	$18.5

2005 (as restated)
Title Operations	$715.5	$208.6	$4.9	$2.3	$46.4
Lender Services	78.2	22.0	1.0	3.8	25.8
Financial Services	0.1	0.6	-	0.1	2.9
Corporate and Other	19.7	16.1	0.9	0.8	(21.3)
Total	$813.5	$247.3	$6.8	$7.0	$53.8

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

Our long-term goal is to enhance our position as one of the largest providers of real estate transaction services. To accomplish this objective, we have expanded operations through internal growth and selective strategic acquisitions. Our business operations are organized under three primary business segments: Title Operations, Lender Services and Financial Services. Other business operations not required to be reported separately are reported in a category called Corporate and Other. Based on changes in the organizational structure and combination of service offerings in the Lender Services segment, we have reclassified our LandAmerica One Stop services operations, which provide title and closing services to national lenders, to the Lender Services segment from the Title Operations segment. Amounts from 2005 have been reclassified to conform to the 2006 presentation. A description of these segments, including certain key factors impacting these businesses, are provided in Note 9 to Consolidated Financial Statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 9, 2006.

Critical Accounting Estimates

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenue, expenses and related disclosures surrounding contingencies and commitments. A summary of our significant critical accounting estimates can be found in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission. Actual results could differ from these estimates.

Results of Operations

Operating Revenue

The following table provides a summary of our operating revenue for the three month period ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006		2005
			(as restated)
	(Dollars in millions)
Title Operations
Direct Operations	$340.8	37.8%	$308.6	38.0%
Agency Operations	478.2	53.0	406.9	50.0
	819.0	90.8	715.5	88.0

Lender Services	57.8	6.4	78.2	9.6

Financial Services	0.2	-	0.1	-

Corporate and Other	25.3	2.8	19.7	2.4
Total	$902.3	100.0%	$813.5	100.0%

Title Operations - Operating revenue from direct title operations for first quarter 2006 increased $32.2 million, or 10.5%, over first quarter 2005. During first quarter 2006, we continued to experience strong commercial business. Starting with the first quarter 2006, we are providing direct operating revenue from our commercial operations as opposed to the previous method of counting all policies with liability in excess of $1 million as commercial. Amounts for all periods presented have been reclassified to conform to this presentation. Title insurance revenue from direct commercial operations for first quarter 2006 was $87.5 million compared to $67.3 million for first quarter 2005, or an increase of 30%. For the quarter ended March 31, 2006, refinance activity was lower than the comparable period in the prior year due to increases in the interest rate environment in 2006.

Closed orders for first quarter 2006 for our direct title operations were 188,300, with an average fee per closed order of approximately $1,810 compared to 195,100 for first quarter 2005, with an average fee per closed order of approximately $1,582.

Operating revenue from agency title operations for first quarter 2006 increased $71.3 million, or 17.5%, over first quarter 2005, due to growth in the agency business, particularly in certain southeastern and northeastern markets. Agents’ commissions as a percent of agency revenue were approximately 80.1% for first quarter 2006 compared to 79.8% for first quarter 2005.

Lender Services - Operating revenue in the Lender Services segment for first quarter 2006 decreased $20.4 million, or 26.0%, compared to first quarter 2005.  The decrease is net of an increase in operating revenue in our national closing services at our LandAmerica One Stop operations and is primarily attributable to operating revenue for first quarter 2005, including recognition of approximately $25.8 million of deferred revenue as a result of a termination of our obligation to provide future life-of-loan servicing requirements for two customers of the tax and flood business.

Corporate and Other -  Operating revenue in the Corporate and Other segment increased by approximately $5.6 million, or 28.4%, in first quarter 2006 over first quarter 2005. Direct commercial revenues were $12.1 million for first quarter 2006, an increase of 27.4% over first quarter 2005.

Investment and Other Income

Investment and other income increased $8.4 million, or 39.4 percent, to $29.7 million in first quarter 2006. The Financial Services segment generated $2.8 million of additional investment income in the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, due to an increase in the portfolio of loans receivable and investments. The remaining increase is primarily attributable to an increase in interest rates and an increase in investments of $279.6 million as of March 31, 2006 compared to the same period 2005 and $2.2 million additional income from equity investments.

Net Realized Investment Gains

Net realized investment gains were $0.9 million in first quarter 2006 and $0.8 million in first quarter 2005.

Salary and Employee Benefits

The following table provides a summary of our salary and employee benefit costs for first quarter 2006 and 2005:

	Three Months Ended March 31,
	2006		2005
	(Dollars in millions)
Title Operations	$228.2	82.5%	$208.6	84.4%

Lender Services	24.6	8.9	22.0	8.9

Financial Services	0.6	0.2	0.6	0.2

Corporate and Other	23.3	8.4	16.1	6.5

Total	$276.7	100.0%	$247.3	100.0%

Title Operations - Title Operations salary and employee benefit costs increased by $19.6 million, or 9.4%, in first quarter 2006 over first quarter 2005. Average Full Time Equivalent (“FTE”) counts for the Title Operations segment increased 4.9% averaging 10,622 in first quarter 2006 versus 10,123 in first quarter 2005. The remaining increase in salary is due to average wage increases and increased benefit costs.

Lender Services - Lender Services salary and employee benefit costs increased by $2.6 million in first quarter 2006 compared to first quarter 2005. The increase was related to an increase in wages and FTEs across the segment.

Corporate and Other - Corporate and Other salary and employee benefit costs increased $7.2 million, $4.7 million of which was an increase in benefit costs. The remaining increase was primarily due to headcount and salary increases in the operating units of our home warranty, residential inspection and commercial appraisal and assessment businesses and headcount and salaries increases related to our investment in our technology resources.

Agent Commissions

The following table provides a summary of agent commissions and related revenue in the Title Operations segment for first quarter 2006 and 2005:

	2006	2005
	(Dollars in millions)
Agent commissions	$383.1	$324.6

Agent revenue	$478.2	$406.9

% Retained by agents	80.1%	79.8%

The commission rate varies by the geographic area in which the commission was paid and by individual agent agreement.

Provision for Policy and Contract Claims

We review our claims experience quarterly, and in conjunction with our outside actuaries, evaluate the adequacy of our claims reserve. We consider factors such as historical timing of claims reported and historical timing of claims paid over the period in which policies are effective against actual experience by year of policy issue to determine the amount of claims liability required for each year for which policies are outstanding. We also consider the impact of current trends in marketplace activity, including refinance activity, which may shorten the time period a policy is outstanding, bankruptcies and individual large claims attributable to any particular period in determining the expected liability associated with each year.

Based on our review of the underlying claims data and trends therein, we have provided for claims losses using approximately 5.6% and 5.7% of title insurance revenue for the first quarters of 2006 and 2005, respectively. During first quarter 2005, our loss experience was negatively impacted by a large claim of approximately $7.4 million related to a policy issued in 2004. While a reserve for a portion of this claim had been provided for at the end of 2004, we were required to provide additional reserves to mitigate the impact that this claim had on overall loss reserves. Since there is an extended time period for which we are liable, slight changes in current claims experience can result in a significant impact in the amount of liability required for potential Incurred But Not Reported (“IBNR”) claims. We believe that we have reserved appropriately for all reported and IBNR claims at March 31, 2006 based on the results of the actuarial evaluation and evaluation of any known trend.

Write-off of Intangible and Other Long-Lived Assets

The write-off of intangible and other long-lived assets was $9.7 million for the first quarter of 2006 in connection with our plan to relocate and consolidate our national headquarters and shared resources operations. For further details, see Note 7, “Write-off of Intangible and Other Long-Lived Assets” of the Notes to Consolidated Financial Statements in Part I, Item I of this report.

Amortization

Amortization expense decreased by $0.7 million in first quarter 2006 compared to first quarter 2005 as the result of the write-off of long-lived assets in the third quarter of 2005. We are amortizing the intangible assets acquired as part of these businesses over their estimated useful lives.

Interest Expense

Interest expense increased by $1.7 million in first quarter 2006 compared to first quarter 2005. The increase was related to increases in interest bearing deposits and borrowings at Centennial Bank, our industrial bank subsidiary. We anticipate that interest expense will continue to exceed prior period levels throughout 2006.

Premium Taxes

Insurance companies are generally not subject to state income or franchise taxes. However, they are subject to a “premium tax” on certain operating revenue, depending on the state. The tax rates and amounts that are subject to tax vary from state to state. Premium taxes as a percentage of total title insurance revenue were approximately 1.3% and 1.4% in the first quarters of 2006 and 2005, respectively.

General, Administrative and Other

The following table provides a summary of our general, administrative and other costs for the three months ending March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006		2005
	(Dollars in millions)
Title Insurance	$115.8	68.8%	$95.6	68.1%

Lender Services	27.9	16.6	25.8	18.3

Financial Services	0.2	0.1	0.3	0.2

Corporate and Other	24.3	14.5	18.8	13.4
Total	$168.2	100.0%	$140.6	100.0%

Title Operations - Title Operations general and administrative expenses increased by $20.2 million, or 21.1%, in first quarter 2006 over first quarter 2005. The change in general and administrative expenses included increased outside services of $6.3 million, which increases with operating revenues, and legal costs of $3.6 million, as well as increased data processing, promotional, bad debt and communication costs.

Lender Services - Lender Services general and administrative expenses increased by $2.1 million in first quarter 2006 over the comparable period in 2005. The change in general and administrative expenses was primarily related to outside services for our One Stop title and closing services and our default services, which increased with the growth in revenue.

Financial Services - Financial Services general and administrative costs decreased by $0.1 in first quarter 2006 over first quarter 2005 due to lower levels of bad debt expenses.

Corporate and Other - Corporate and Other general and administrative expenses increased by $5.5 million, or 29.3%, in first quarter 2006 over the comparable period in 2005. The change in general and administrative expenses was primarily related to increased data processing costs as we focus on technology initiatives and increased legal costs.

Operating Income

Title Operations - Pretax earnings for the Title Operations segment were $50.6 million in first quarter 2006 compared to $46.4 million in first quarter 2005. Pretax earnings margin for Title Operations for first quarter was 6.1% compared to 6.4% for first quarter 2005.

Lender Services - The Lender Services segment had pretax earnings of $2.3 million in first quarter 2006 compared to $25.8 million for first quarter 2005. The decrease in pretax earnings was primarily due to the recognition in the first quarter of 2005 of approximately $25.8 million of deferred revenue as our obligation to provide future life of loan servicing requirements for two customers of our tax and flood business had terminated.

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

	March 31,
	2006	2005
		(as restated)

	(Dollars in millions)

Operating revenue	$57.8	$78.2
Add net revenue deferrals	3.0	(15.3)
Adjusted operating revenue	60.8	62.9
Operating income before taxes	2.3	25.8
Change in net revenue deferrals	3.0	(15.3)
Add back:
Amortization expense	2.6	3.8
PRBDA	$7.9	$14.3
PRBDA to adjusted operating revenue margin	13.0%	22.7%

Pretax income before net revenue deferrals and amortization (“PRBDA”) was $7.9 million for first quarter 2006, a $6.4 million decrease over first quarter 2005. The decrease in PRBDA is largely the result of the loss of customers during 2005. At the end of first quarter 2006, deferred revenue for Lender Services was $195.8 million, which will be recognized as income in future periods.

Financial Services - Pretax earnings for the Financial Services segment were $4.0 million in first quarter 2006 as compared to $2.9 million of pretax earnings in first quarter 2005. This increase was due to growth of the loans receivable and investment portfolio, which exceeded the increase in its interest bearing liabilities resulted in higher pretax earnings.

Income Taxes

Our effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 25.9% for first quarter 2006 and 38.3% for first quarter 2005. The difference in the effective tax rate was due primarily to changes in the ratio of permanent differences to income before taxes and the mix of state taxes related to our non-insurance subsidiaries.

Net Income

Our reported net income was $13.7 million or $0.78 per share on a diluted basis for first quarter 2006, compared to a net income of $33.2 million or $1.85 per share on a diluted basis for first quarter 2005.

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

	Quarter Ended March 31,
	2006	2005
		(as restated)

	(In millions, except per share data)

Operating revenue, as reported	$902.3	$813.5
Deduct:
Recognition of deferred income	-	(25.8)
Adjusted operating revenue	$902.3	$787.7

Income before income taxes, as reported	$18.5	$53.8
Add back:
Write-off of intangible and other long-lived assets	9.7	-
	28.2	53.8
Deduct:
Recognition of deferred income	-	(25.8)
Adjusted income before income taxes	$28.2	$28.0

Net income, as reported	$13.7	$33.2
Add back:
Write-off of intangible and other long-lived assets	6.3	-
	20.0	33.2
Deduct:
Recognition of deferred income	-	(15.5)
Adjusted net income	$20.0	$17.7

Net income per common share assuming dilution, as reported	$0.78	$1.85
Add back:
Write-off of intangible and other long-lived assets	0.36	-
	1.14	1.85
Deduct:
Recognition of deferred income	-	(0.86)
Adjusted net income per common share assuming dilution	$1.14	$0.99

Liquidity and Capital Resources

Cash used by operating activities was $43.8 million for first quarter 2006 compared to $16.7 provided by operating activities for first quarter 2005. The change in operating cash flow was due to the timing of income tax payments and payments for accounts payable and accrued expenses. The principal non-operating uses of cash for the quarters ending March 31, 2006 and 2005 were capital expenditures, additions to the investment portfolio, loans receivable and the repayment of debt. The net of all activities was a decrease in cash of $24.2 million for first quarter 2006 and an increase in cash of $6.4 million for first quarter 2005. At March 31, 2006, we held cash of $64.9 million and investments including short-term investments and fixed-maturity securities of $1,685.3 million.

On March 29, 2006, we announced we had executed an agreement to purchase Capital Title Group, Inc., a title insurance underwriter, agent, and settlement services provider, subject to approval by Capital Title’s shareholders and receipt of all required regulatory approvals. The purchase price of approximately $251 million will consist of 80% cash and 20% in our common stock. We expect that approximately 50% of the cash portion of the purchase price will be funded by available cash and 50% from additional borrowings. The acquisition is expected to be accretive by 4 to 6 percent to our earnings in 2007. It is expected that within one year after the close of the transaction, synergies will produce annual run rate pretax cost reductions of approximately $12 million.

On March 24, 2006, we initiated the process of redomesticating our three principal title insurance subsidiaries to the State of Nebraska, subject to receipt of all required regulatory approvals. The redomestication of these subsidiaries is expected to increase the amount of surplus that is available to pay dividends to us in the future, subject to any approval that may be required by the Nebraska Department of Insurance. For additional information regarding the redomestication of our title underwriting subsidiaries, see Part II, Item 5 of this report.

In December 2005, we filed a Shelf Registration Statement on Form S-3 for up to $400.0 million of our debt and/or equity securities. We may from time to time issue debt and equity securities as market conditions permit and our financing needs arise.

In December 2004, the Board of Directors approved a program expiring February 2006 that authorized us to repurchase up to one million shares of our outstanding common stock at a cost not to exceed $60.0 million. During the fourth quarter 2005, we fully executed the share repurchase program. As a result, in October 2005, the Board of Directors approved a program expiring July 2007 that authorized us to repurchase an additional 1.25 million shares. We have repurchased 186,000 shares of our common stock during the first quarter of 2006 at an average price per share of $64.89. As of March 31, 2006, we had approximately 1.0 million shares remaining in our authorized repurchase program.

Our industrial bank maintains an allowance for loan losses related to our loans receivable. During first quarter 2006, we did not experience a significant change in the underlying components of the allowance for loan losses or the balance in total. There have been no significant changes in the underlying rationale for management’s provision for loan losses or significant changes in asset quality.

Interest Rate Risk

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For investment securities, the table presents principal cash flows and related weighted interest rates by expected maturity dates. Actual cash flows could differ from the expected amounts.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate
(Dollars in millions)
	2006	2007	2008	2009	2010	2011 and After	Total	Fair Value

Assets:
Taxable available-for-sale securities:
Book value	$21.7	$47.9	$64.2	$73.8	$50.3	$481.8	$739.7	$728.9
Average yield	5.47%	4.59%	4.44%	4.72%	4.83%	5.29%	5.09%

Non-taxable available-for-sale securities:
Book value	6.4	8.4	27.6	17.0	20.8	361.8	442.0	447.2
Average yield	3.73%	4.24%	4.27%	4.29%	4.24%	4.37%	4.34%

Loans Receivable*
Book Value	1.9	0.6	0.7	3.3	5.7	430.6	442.8	439.8
Average Yield	9.2%	8.9%	7.6%	8.0%	15.0%	6.8%	6.9%

Preferred stock:
Book value	-	-	-	-	-	8.2	8.2	8.2
Average yield	-	-	-	-	-	3.20%	3.20%

*Excludes reserves, discounts and other costs.

Long-term debt was $473.3 million at March 31, 2006, bearing interest at a weighted average rate of 4.65%. Additionally, interest-bearing passbook and certificate of deposit liabilities were $345.5 million at March 31, 2006 at an interest rate of 4.36%.

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

Specifically, we have received the following regulatory inquiries:

In 2004, the Office of the Attorney General of the State of New York (“NYAG”) initiated an investigation into the business practices of companies engaged in the title insurance business. We have received subpoenas and requests from the NYAG seeking information and documents related to certain industry business practices, including, among other things, competitive market practices, the compensation of title insurance agents and producers by underwriters, and captive and other reinsurance arrangements, and we continue to respond to those subpoenas and requests.
We also received initial inquiries in 2004 and responded to or continue to respond to inquiries regarding the title industry’s business practices from the following state agencies: the California Department of Insurance and the Colorado Division of Insurance regarding captive reinsurance; the insurance departments of North Carolina and Pennsylvania as part of their review of competitive market practices and agent compensation in the title insurance industry; and the State of Washington Office of Insurance Commissioner regarding captive reinsurance, potential illegal inducements and rebates by title insurance companies and title insurance rates.

Additionally, in 2005, we received and responded to or continue to respond to inquiries regarding the title industry’s business practices from the following state agencies: the California Department of Real Estate regarding captive reinsurance; the California Department of Insurance regarding our community development and investment, California title plants, and examinations of our adherence to filed premium rates and claims handling practices, including whether refunds of overcharges to certain consumers may be required; the Colorado Attorney General regarding captive reinsurance; the Colorado Department of Insurance regarding affiliated business arrangements; the Connecticut Department of Insurance regarding producer compensation and captive reinsurance arrangements; the Florida Department of Financial Services regarding affiliated business arrangements; the Hawaii Insurance Division regarding producer compensation arrangements and captive reinsurance; the Idaho Department of Insurance regarding captive reinsurance and premium splits between agent and underwriter; the Massachusetts Attorney General regarding reinsurance and the title insurance market; the Minnesota Department of Commerce regarding captive and other reinsurance arrangements; the Tennessee Department of Insurance regarding producer compensation arrangements and competitive market practices of Title Insurance Company of America, and requiring the submission of an attestation regarding any finite reinsurance arrangements existing in that state; and regulatory departments from seven other states regarding captive reinsurance arrangements. We also received and responded in 2005 to a request for information from the United States Department of Housing and Urban Development in conjunction with its investigation involving various builders, lenders and real estate brokers in connection with their participation in captive reinsurance companies.

In 2006, we received and are responding to an Administrative Subpoena from the Minnesota Department of Commerce with regard to a market examination. The insurance department of the State of New York has indicated its intent to determine our adherence to filed premium rates, including whether refunds of overcharges to certain consumers may be required.

We also reached agreements with the insurance departments of the states of California and Arizona in 2005 and Virginia in 2006 to settle filed or potential claims regarding captive reinsurance and other regulatory matters except overcharges of certain consumers in California, without admitting any liability.

In June 2005, we established reserves of $19.0 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes the settlements with the California, Arizona and Virginia departments of insurance. Based on these settlements, we released $6.7 million of this reserve back into earnings in fiscal year 2005. The remaining reserve at March 31, 2006 was approximately $8.7 million.

Also, in addition to or in connection with the above-referenced inquiries, multiple states, including California, Florida, Louisiana, Nevada and New York, have indicated an intent to examine pricing levels and competition in the title insurance industry, with a view to determining whether prices are justified, and if not, to implement rate changes, including potential reductions. Also, in connection with its bi-annual rate hearing, the Texas Department of Insurance has issued subpoenas and deposition questions seeking information regarding business practices, including captive reinsurance, that may have the effect of raising prices to Texas consumers.

We may receive additional subpoenas and/or requests for information in the future from state or federal government agencies. We will evaluate, and we intend to cooperate in connection with, all such subpoenas and requests.

Based on the information known to management at this time, it is not possible to predict the outcome of any of the currently pending governmental inquiries and investigations into the title insurance industry’s market, business practices, pricing levels, and other matters described above, or the market’s response thereto. However, any material change in our business practices may have an adverse effect on our business, operating results and financial condition.

Forward-Looking and Cautionary Statements

Certain information contained in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to our financial condition, results of operation and future business plans, operations, opportunities and prospects. In addition, we and our representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in our reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate” and similar expressions or words of similar import. These forward-looking statements are based upon our current knowledge and assumptions about future events and involve risks and uncertainties that could cause our actual results, performance or achievements to be materially different from any anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include: (i) our results of operations and financial condition are susceptible to changes in mortgage interest rates and general economic conditions; (ii) we are subject to government regulation; (iii) heightened regulatory scrutiny of us and the title insurance industry could materially and adversely affect our business, operating results, and financial condition; (iv) we may not be able to fuel our growth through acquisitions; (v) our inability to integrate and manage successfully our acquired businesses could adversely affect our business, operating results, and financial condition; (vi) regulatory non-compliance, fraud or defalcations by our title insurance agents or employees could adversely affect our business, operating results, and financial condition; (vii) competition in our industry affects our revenue; (viii) significant industry changes and new product and service introductions require timely and cost-effective responses; (ix) our litigation risks include substantial claims by large classes of claimants; (x) key accounting and essential product delivery systems are concentrated in a few locations; (xi) provisions of our articles of incorporation and bylaws, our shareholder rights plan and applicable state corporation and insurance laws could limit another party’s ability to acquire us and could deprive shareholders of the opportunity to obtain a takeover premium for shares of common stock owned by them; (xii) our future success depends on our ability to continue to attract and retain qualified employees; and (xiii) our conduct of business in foreign markets creates financial and operational risks and uncertainties that may materially and adversely affect our business, operating results, and financial condition. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2005, and other reports from time to time filed with or furnished to the Securities and Exchange Commission. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. We undertake no obligation to update any forward-looking statements made in this report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The information required by this Item is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk” in Part I, Item 2 of this report. There are no other material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported as specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Remediation of Material Weakness in Internal Control

As reported in our 2005 Form 10-K, we determined that we did not maintain effective controls over the reconciliation of claims payment and recovery data used to support the estimate of our policy and contract claims reserve. Effective for the first quarter of 2006, we have enhanced our professional staff responsible for the claims reserve analysis and performed the enhanced controls surrounding the claims data reconciliation and system report reliance.

We believe we have taken the steps necessary to remediate this material weakness; however, we cannot confirm the effectiveness of our enhanced internal controls until we and our independent auditors have conducted sufficient testing. Accordingly, we will continue to monitor vigorously the effectiveness of these processes, procedures and controls, and will make any further changes as management determines appropriate.

Changes in Internal Controls

Other than as expressly noted above in this Item 4, there were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The information contained in Note 5 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements filed as Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The following table sets forth the details of purchases of common stock under our share purchase plans and our Executive Voluntary Deferral Plan and Outside Directors Deferral Plan that occurred in the first quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 through January 31, 2006	60,000	$65.03	60,000	1,778,865
February 1 through February 28, 2006	57,000	$63.59	57,000	1,721,865
March 1 through March 31, 2006	69,000	$65.83	69,000	1,652,865

(1)
A total of 186,000 shares of our common stock were purchased in connection with two employee benefit plans during the first quarter 2006. These repurchases were made in open-market transactions on behalf of a trust maintained by us for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan.

(2)
On October 26, 2005, we announced an additional share purchase plan providing for the purchase of up to 1,250,000 shares of our common stock expiring at the end of July 2007. As of March 31, 2006, we had purchased 186,000 shares authorized under this purchase plan.

ITEM 5.    OTHER INFORMATION.

On March 24, 2006, we initiated the process of redomesticating our three principal title insurance subsidiaries to the State of Nebraska. The three subsidiaries, Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation and Transnation Title Insurance Company, are currently domiciled in Pennsylvania, Virginia and Arizona, respectively. We also intend to redomesticate other of our title insurance subsidiaries to Nebraska in the future. The redomestication of each subsidiary is subject to regulatory approval by the Nebraska Department of Insurance and by the regulatory body of each subsidiary’s current state of domicile. If approved, the redomestication of our title insurance subsidiaries is expected to result in streamlined regulatory, tax and statutory accounting functions derived from having our title insurance subsidiaries subject to the same state laws and regulations.

ITEM 6.     EXHIBITS

Exhibit No.	Document

10.1
Agreement and Plan of Merger by and among LandAmerica Financial Group, Inc., CTG Acquisition Corporation and Capital Title Group, Inc. dated March 28, 2006, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated March 29, 2006, File No. 1-13990.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDAMERICA FINANCIAL GROUP, INC.
(Registrant)

Date: May 2, 2006	/s/ Christine R. Vlahcevic
Christine R. Vlahcevic
Senior Vice President-
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

10.1
Agreement and Plan of Merger by and among LandAmerica Financial Group, Inc., CTG Acquisition Corporation and Capital Title Group, Inc. dated March 28, 2006, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated March 29, 2006, File No. 1-13990.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350