Form 10-Q
period 2006-06-30
LANDAMERICA FINANCIAL GROUP INC
filed 2006-08-02
CIK 877355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	17,050,307 shares	July 27, 2006

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)
	June 30,	December 31,
ASSETS	2006	2005

INVESTMENTS:
Fixed maturities available-for-sale - at fair value (amortized cost: 2006- $1,192.6; 2005 - $1,154.2)	$1,176.3	$1,163.5
Equity securities - at fair value (cost: 2006 - $97.5; 2005 - $94.5)	108.6	102.4
Federal funds sold	10.5	4.2
Short term investments	415.4	484.6

Total Investments	1,710.8	1,754.7

CASH	80.9	89.1

LOANS RECEIVABLE	451.7	437.9

ACCRUED INTEREST RECEIVABLE	18.3	19.6

NOTES AND ACCOUNTS RECEIVABLE
Notes (less allowance for doubtful accounts: 2006 - $3.9; 2005 - $4.3)	15.9	16.0
Trade accounts receivable (less allowance for doubtful accounts: 2006 - $10.9; 2005 - $7.9)	131.1	124.6

Total Notes and Accounts Receivable	147.0	140.6

TAXES RECEIVABLE	21.4	-

PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation and amortization: 2006- $212.5; 2005 - $209.5)	107.9	114.4

TITLE PLANTS	94.6	93.9

GOODWILL	594.6	584.3

INTANGIBLE ASSETS (less accumulated amortization 2006 - $73.8; 2005 - $61.3)	145.2	156.3

DEFERRED INCOME TAXES	136.3	130.2

OTHER ASSETS	198.8	174.0

Total Assets	$3,707.5	$3,695.0

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30,	December 31,
LIABILITIES	2006	2005

POLICY AND CONTRACT CLAIMS	$714.0	$697.6

DEPOSITS	588.6	547.2

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	364.1	399.1

NOTES PAYABLE	466.3	479.3

DEFERRED SERVICE ARRANGEMENTS	216.8	211.2

TAXES PAYABLE	-	18.1

OTHER	68.3	64.0

Total Liabilities	2,418.1	2,416.5

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2006 - 17,071,307; 2005 - 17,291,213	425.6	443.1

Accumulated other comprehensive loss	(57.0)	(42.3)

Retained earnings	920.8	877.7

Total Shareholders’ Equity	1,289.4	1,278.5

Total Liabilities and Shareholders’ Equity	$3,707.5	$3,695.0

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
REVENUE
Operating revenue	$971.1	$952.4	$1,873.4	$1,765.9
Investment and other income	32.5	24.4	62.2	45.7
Net realized investment (losses) gains	(1.5)	0.3	(0.6)	1.1
	1,002.1	977.1	1,935.0	1,812.7
EXPENSES
Agents’ commissions	404.2	371.6	787.3	696.2
Salaries and employee benefits	288.8	282.9	565.5	530.2
General, administrative and other	173.3	197.8	341.5	338.4
Provision for policy and contract claims	50.9	46.8	101.3	91.5
Premium taxes	11.9	10.6	22.3	20.3
Interest expense	9.3	8.1	18.9	16.0
Amortization of intangibles	6.3	7.7	12.6	14.7
Write-off of intangible and long-lived assets	-	-	9.7	-
	944.7	925.5	1,859.1	1,707.3
INCOME BEFORE INCOME TAXES	57.4	51.6	75.9	105.4

INCOME TAX EXPENSE	21.8	21.4	26.6	42.0

NET INCOME	$35.6	$30.2	$49.3	$63.4

NET INCOME PER COMMON SHARE	$2.13	$1.72	$2.92	$3.60

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16.7	17.6	16.9	17.6

NET INCOME PER COMMON SHARE ASSUMING DILUTION	$2.06	$1.70	$2.82	$3.56

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ASSUMING DILUTION	17.3	17.8	17.5	17.8

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.15	$0.36	$0.30

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In millions)
(Unaudited)
	2006	2005
		(as restated)
Cash flows from operating activities:
Net income	$49.3	$63.4
Depreciation and amortization	27.7	29.2
Write-off of intangible and long-lived assets	9.7	-
Amortization of bond premium	2.5	3.2
Net realized investment losses (gains )	0.6	(1.1)
Deferred income tax expense	2.4	7.4
Change in assets and liabilities, net of businesses acquired:
Accounts and notes receivable	(9.6)	(8.4)
Income taxes receivable/payable	(40.1)	7.8
Accounts payable and accrued expenses	(35.5)	8.9
Policy and contract claims	16.4	22.4
Deferred service arrangements	3.8	(9.5)
Other	2.2	(1.8)
Net cash provided by operating activities	29.4	121.5
Cash flows from investing activities:
Purchase of title plant, property and equipment, net	(28.5)	(15.9)
Purchase of business, net of cash acquired	(8.7)	(25.7)
Investments in unconsolidated subsidiaries	(0.8)	(11.2)
Change in cash surrender value of life insurance	(1.7)	(1.6)
Change in short-term investments	69.2	(10.2)
Cost of investments acquired:
Fixed maturities	(230.3)	(209.1)
Equity securities	(14.1)	(7.0)
Proceeds from investment sales or maturities:
Fixed maturities	187.3	157.3
Equity securities	12.4	6.2
Net change in federal funds sold	(6.3)	4.2
Change in loans receivable	(14.3)	(42.7)
Net cash used in investing activities	(35.8)	(155.7)
Cash flows from financing activities:
Net change in deposits	41.4	40.9
Proceeds from the exercise of options and incentive plans	1.4	5.5
Tax benefit of stock options exercised	0.6	-
Cost of common shares repurchased	(24.6)	(9.1)
Dividends paid	(6.2)	(5.3)
Proceeds from issuance of notes payable	11.9	12.4
Payments on notes payable	(26.3)	(5.2)
Net cash (used in) provided by financing activities	(1.8)	39.2
Net (decrease) increase in cash	(8.2)	5.0
Cash at beginning of period	89.1	73.0
Cash at end of period	$80.9	$78.0

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amounts	Income (Loss)	Earnings	Equity

BALANCE - December 31, 2004 (as restated)	18.0	$491.5	$(17.6)	$723.8	$1,197.7

Comprehensive income:
Net income	-	-	-	63.4	63.4
Other comprehensive loss
Net unrealized loss on securities - net of tax benefit $(1.9)	-	-	(3.9)	-	(3.9)

					59.5

Purchase of call options, net of tax	-	(0.7)	-	-	(0.7)
Common stock retired	(0.2)	(9.1)	-	-	(9.1)
Stock options and incentive plans	0.3	7.5	-	-	7.5
Common dividends ($0.30/share)	-	-	-	(5.3)	(5.3)

BALANCE - June 30, 2005 (as restated)	18.1	489.2	(21.5)	781.9	1,249.6

BALANCE - December 31, 2005	17.3	443.1	(42.3)	877.7	1,278.5

Comprehensive income:
Net income	-	-	-	49.3	49.3
Other comprehensive loss
Net unrealized loss on securities - net of tax benefit $(7.9)	-	-	(14.7)	-	(14.7)

					34.6

Common stock retired	(0.4)	(24.6)	-	-	(24.6)
Stock options and incentive plans	0.2	7.1	-	-	7.1
Common dividends ($0.36/share)	-	-	-	(6.2)	(6.2)

BALANCE - JUNE 30, 2006	17.1	$425.6	$(57.0)	$920.8	$1,289.4

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K of LandAmerica Financial Group, Inc. for the year ended December 31, 2005. In the opinion of management, all adjustments (including normal and recurring adjustments) considered neces-sary for a fair presentation of this infor-mation have been reflected. Operating results for the interim periods are not necessarily indicative of results for a full year.

When used in these notes, the terms “LandAmerica,” “we,” “us” or “our” means LandAmerica Financial Group, Inc. and all entities included in our Consolidated Financial Statements.

Reclassification
Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Restatement

On February 13, 2006, we announced that we would restate previously filed financial results to correct the accounting for policy and contract claims reserves. The error resulted in a net understatement of reported earnings. We have restated the consolidated financial statements contained herein for the six months ended June 30, 2005. The restatement had no effect on our net cash provided by or used in operating, investing or financing activities. For further information refer to Note 1 to the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2005.

The following tables set forth the effects of the restatement within our previously reported Consolidated Balance Sheet and Consolidated Statements of Operations:

	For the Six Months Ended June 30, 2005
	As Previously Reported	As Restated

	(In millions)
Effects on Consolidated Balance Sheet:

Deferred income taxes	$146.3	$118.2
Total assets	3,422.0	3,393.9
Policy and contract claims	746.4	666.2
Total liabilities	2,224.5	2,144.3
Shareholders’ equity	1,197.5	1,249.6

	For the Three Months Ended June 30, 2005		For the Six Months Ended June 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated

	(In millions, except per share amounts)
Effects on Consolidated Statements of Operations:

Provision for policy and contract claims	$50.9	$46.8	$100.1	$91.5
Income before income taxes	47.5	51.6	96.8	105.4
Income taxes	19.9	21.4	38.9	42.0
Net income	27.6	30.2	57.9	63.4
Net income per common share	$1.57	$1.72	$3.28	$3.60
Net income per common share assuming dilution	$1.56	$1.70	$3.25	$3.56

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123”) as revised by Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No.123-(R)"). We have used the modified prospective adoption method. Under this method, the share-based compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123 and (ii) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123-(R). Compensation cost under SFAS No. 123-(R) is recognized ratably using the straight-line attribution method over the expected vesting period or to the retirement eligibility date, if less than the vesting period when vesting is not contingent upon any future performance. In addition, pursuant to SFAS No. 123-(R), we are required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was our previous method. As of June 30, 2006, the cumulative effect of adopting SFAS No. 123-(R) was not significant.

Prior to January 1, 2006, we accounted for share-based compensation plans in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123. Accordingly, no compensation expense was recognized for our stock options since all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. There were no new options granted during 2005 or the first half of 2006.

The following pro forma information for the three and six months ended June 30, 2005 shows net income and earnings per basic and diluted share if compensation expense for our employee stock options had been determined on a fair value method of accounting:

	Pro forma
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(as restated)

	(In millions, except per share amounts)

Net income, as reported	$30.2	$63.4
Add: Stock-based employee compensation included in reported net income, net of related tax effects	0.7	1.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.7)	(1.3)

Pro forma net income	$30.2	$63.3

Earnings per share:
Basic - as reported	$1.72	$3.60
Basic - pro forma	$1.72	$3.60

Diluted - as reported	$1.70	$3.56
Diluted - pro forma	$1.70	$3.55

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board finalized Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that adopting FIN 48 will have on our financial statements.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
	(In millions, except per share amounts)
Numerator:
Net income - numerator for basic and diluted earnings per share	$35.6	$30.2	$49.3	$63.4

Denominator:
Weighted average shares - denominator for basic earnings per share	16.7	17.6	16.9	17.6

Effect of dilutive securities:
Convertible debt	0.5	-	0.5	-
Employee stock options	0.1	0.2	0.1	0.2

Denominator for diluted earnings per share	17.3	17.8	17.5	17.8

Basic earnings per common share	$2.13	$1.72	$2.92	$3.60

Diluted earnings per common share	$2.06	$1.70	$2.82	$3.56

3.    INCOME TAXES

Our effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 38.0% for second quarter 2006, 41.5% for second quarter 2005, 35.0% for the first half of 2006 and 39.8% for the first half of 2005. The difference in the effective tax rate was due primarily to changes in the ratio of permanent differences to income before taxes and the mix of state taxes related to our non-insurance subsidiaries.

4.    INVESTMENTS

Effective January 1, 2006, we have adopted the Financial Accounting Standards Board (“FASB”) Staff Position Nos. 115-1 and 124-1 (“FSPs”) which address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of the impairment loss. The FSPs also provide guidance on the accounting subsequent to the recognition of an other-than-temporary impairment and require additional disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption did not have a material effect on our financial statements.

Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In millions)
Fixed maturities:

U.S. treasuries and U.S. government corporations and agencies	$16.1	$(0.2)	$5.6	$(0.2)	$21.7	$(0.4)

States and political subdivisions	164.5	(3.3)	44.6	(1.8)	209.1	(5.1)

Fixed maturities issued by foreign governments	3.0	(0.1)	0.3	-	3.3	(0.1)

Public utilities	3.2	(0.1)	0.4	-	3.6	(0.1)

Corporate securities	300.0	(9.0)	77.1	(2.8)	377.1	(11.8)

Mortgage-backed securities	87.0	(3.1)	71.8	(3.2)	158.8	(6.3)

Preferred stock	2.1	-	0.5	(0.1)	2.6	(0.1)

Equity securities	31.9	(3.5)	0.6	(0.2)	32.5	(3.7)

Total	$607.8	$(19.3)	$200.9	$(8.3)	$808.7	$(27.6)

As of June 30, 2006, we held 1,078 securities with a total estimated fair value of $808.7 million which had gross unrealized losses of $27.6 million. Of the 1,078 securities, 238 were in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $200.9 million and gross unrealized losses of $8.3 million. Almost all of the unrealized losses on the fixed maturity securities were due to rising interest rates.

In connection with the previously announced redomestication of our principal underwriters to Nebraska, in the first quarter of 2007, we expect a significant dividend from one of our underwriters to the parent, LandAmerica Financial Group, Inc. The dividend will be funded by liquidating part of our fixed income portfolio. As we no longer have the intent to hold certain fixed income securities to recovery, we impaired 33 securities in our fixed income portfolio and realized a loss of $1.6 million during the quarter ended June 30, 2006. The remaining securities with unrealized losses in excess of twelve months are investment grade long-term bonds that we have the intent and the ability to hold to recovery.

Except as noted above, we have concluded that none of the available-for- sale securities with unrealized losses at June 30, 2006, has experienced an other-than-temporary impairment. This conclusion was based on a number of factors including: (1) the significance of the decline, (2) whether the securities were rated below investment grade, and (3) how long the securities have been in an unrealized loss position, and (4) our ability and intent to retain the investment for a sufficient period of time for it to recover.

At June 30, 2006, no industry group comprised more than 10 percent of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States, and is not dependent on economic stability of one particular region.

At June 30, 2006, we did not hold any fixed maturity securities in any single issuer which exceeded 10 percent of shareholder’s equity other than securities issued or guaranteed by the U.S. government.

5.    PENSIONS AND OTHER POST-RETIREMENT BENEFITS

The following presents the estimated net pension expense recorded in the financial statements for each of the three and six-month periods ending June 30, 2006, and 2005. The 2006 information is based on preliminary data provided by our independent actuaries.

The amounts are as follows:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(In millions)
Components of net pension expense:
Service cost	$-	$-	$0.2	$0.2
Interest cost	3.6	3.5	0.9	0.8
Expected return on plan assets	(4.5)	(3.9)	-	-
Amortization of unrecognized transition obligation	-	-	0.3	0.3
Prior service cost recognized	-	-	0.1	0.1
Recognized loss	1.8	1.0	0.2	-
Gain or loss due to settlement or curtailment	1.0	2.2	-	-
Net pension expense	$1.9	$2.8	$1.7	$1.4

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(In millions)
Components of net pension expense:
Service cost	$-	$-	$0.5	$0.4
Interest cost	7.2	7.0	1.8	1.6
Expected return on plan assets	(9.0)	(7.8)	-	-
Amortization of unrecognized transition obligation	-	-	0.6	0.6
Prior service cost recognized	-	-	0.2	0.2
Recognized loss	3.6	2.0	0.3	-
Gain or loss due to settlement or curtailment	2.0	2.2	-	-
Net pension expense	$3.8	$3.4	$3.4	$2.8

On December 31, 2004, we froze the accumulation of benefits available under our principal pension plan.

Weighted-average assumptions used to determine net cost for each of the three and six-month periods ending June 30, 2006, and 2005 are as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Discount rate	5.50%	6.00%	5.50%	6.00%
Expected return on plan assets	8.25%	8.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	3.50%	3.50%

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

Litigation Not in the Ordinary Course of Business

On May 9, 2000, Romeo Jergess filed a putative class action suit (the “Jergess Suit”) in the United States District Court for the Eastern District of Michigan, Southern Division (Case No. 00-72124) against Transnation Title Insurance Company (“Transnation”), a subsidiary of LandAmerica. The suit alleged that Transnation’s rate for an owner’s title insurance policy, charged in accordance with rates for new construction filed with the Insurance Bureau of the State of Michigan, were less than the rate paid by the lender for a simultaneously issued lender’s title insurance policy, and that the lower rate paid by the builder/developer for the owner’s policy involved an illegal kickback for a referral and an illegal splitting of fees in violation of the Real Estate Settlement Procedures Act (“RESPA”). On April 27, 2001, a similar suit was filed by Elaine Miller (the “Miller Suit”) in the same court (Case No. 01-71647) against Lawyers Title Insurance Corporation (“Lawyers Title”), a subsidiary of LandAmerica. The plaintiffs in both suits sought an unspecified amount of damages equal to three times the amount of the charge for each simultaneously issued lender’s title insurance policy in connection with a new home purchase commencing with the period one year before the filing of each complaint, plus costs, interest and attorneys’ fees. Transnation and Lawyers Title engaged a forensic accountant to review plaintiffs’ estimate that the charges collected for such policies by Transnation and Lawyers Title from the class as originally defined was approximately $15.0 million. The Jergess Suit and the Miller Suit were consolidated on July 18, 2002 with cases pending against First American Title Insurance Company and Chicago Title Insurance Company. On December 5, 2002, the court certified a class defined as all individuals who, during the period commencing prior to one year of the filing of the applicable suit and ending on October 30, 2002, purchased a newly constructed one to four family dwelling or condominium and were charged for a lender’s title insurance policy allegedly in violation of RESPA. On February 12, 2003, the United States Court of Appeals for the Sixth Circuit denied Transnation’s and Lawyers Title’s petitions for an interlocutory appeal of the class certification order. On October 30, 2003, the judge ordered that individuals otherwise meeting the class definition, but who closed transactions involving relevant policies between October 31, 2002 through October 30, 2003, would not be subject to a statute of limitations defense raised by Transnation Title or Lawyers Title between October 30, 2003 and October 31, 2004. On October 28, 2004,

Transnation and Lawyers Title stipulated to an order that individuals otherwise meeting the class definition, but who closed transactions involving relevant policies between October 31, 2002 through October 30, 2004, would not be subject to a statute of limitations defense raised by Transnation or Lawyers Title between October 30, 2004 and October 31, 2005. The court reserved decision on a Motion to proceed to trial with the certified class as originally defined. On January 13, 2005, the court denied Transnation’s and Lawyers Title’s motion to dismiss the case for lack of standing. On February 7, 2005, the court dismissed without prejudice Transnation’s and Lawyers Title’s Motion for Partial Summary Judgment with respect to those members of the class covered by the affiliated business exception under RESPA with the court indicating that the parties could resubmit the motion with additional information.  On April 21, 2005, Transnation and Lawyers Title filed various Motions for Summary Judgment and Limine with respect to multiple issues. The parties participated in nonbinding mediation beginning May 3, 2005. On May 19, 2005, Transnation and Lawyers Title entered into a binding term sheet to settle the consolidated suits. The parties entered into a final Settlement Agreement incorporating the provisions of the Term Sheet on February 8, 2006. The Settlement Agreement provides for the dismissal with prejudice of all claims by plaintiffs against Transnation and Lawyers Title and a release of all claims by plaintiffs except claims under their title policies. The court granted Motions for Preliminary Approval on February 10, 2006. A final settlement/fairness hearing was held on May 16, 2006. The settlement was approved and no appeal was filed. Pursuant to the Settlement Agreement, Transnation and Lawyers Title, who did not admit any liability in the settlement, made a single aggregate payment of $10.3 million out of an established reserve into a settlement fund established for the benefit of eligible class members.

On June 22, 2004, Gateway Title Company, Inc., Commonwealth Land Title Company, Inc. and LandAmerica Financial Group, Inc. (“Plaintiffs”) filed a Complaint, subsequently amended by a First Amended Complaint filed June 25, 2004, in the Superior Court of California, County of Los Angeles, Central District (the “Court”), against the Mercury Company and its affiliates Financial Title, Alliance Title, Investors Title and various individuals including Joseph DiChiacchio, a former manager of LandAmerica (Case No. BC 317441) (collectively, the “Defendants”). The lawsuit claims substantial monetary and punitive damages for unfair competitive business practices in conjunction with Plaintiffs’ loss of over 300 employees in California, most of which appears to have occurred within an approximately twenty-four month period. On August 12, 2004, the Court granted a Temporary Restraining Order, followed by a Preliminary Injunction granted September 27, 2004, against the Defendants based upon a showing of significant likelihood of Plaintiffs prevailing on the merits combined with irreparable harm to Plaintiffs if injunctive relief did not issue. The injunctive relief generally prohibited the solicitation of Plaintiffs’ employees. The preliminary injunctive relief has now expired. On December 13, 2004, Alliance Title Company, Inc., Financial Title Company, Inc., Roberto Olivera and Ray Arias filed a Cross-Complaint for unfair competitive business practices. On December 13, 2004, Mr. DiChiacchio also filed a Cross-Complaint alleging similar claims, including back wages and additional bonus payments. Plaintiffs are disputing and intend to vigorously defend the Cross-Complaints. A mandatory settlement conference was held on August 1, 2005 and voluntary mediation on September 7, 2005. After completion of discovery, a jury trial began in early May 2006 and, as of the date of this filing, the jury is deliberating. Assuming liability, Plaintiffs’ expert witnesses on damages have estimated total damages in the range of $52.0 million. Defendants’ expert witnesses on damages have estimated total damages to Plaintiffs ranging between $5.0 million and $24.0 million. Management believes that damages caused to Plaintiffs by Defendants exceed any claim of offset raised in the Cross-Complaints.

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

Captive reinsurance involves the provision of reinsurance by a reinsurance company that is owned by another entity, typically a lender, developer or other party that is a provider of real estate-related services. From the inception of our captive reinsurance programs in 1997 through 2004, reinsurance premiums paid by us to captive reinsurers totaled approximately $12.0 million. The revenues from these programs were not material to our results of operations. We voluntarily terminated our captive reinsurance arrangements as of February 2005, notwithstanding our belief that we had operated the programs in accordance with applicable law. In addition, as set out on pages 18 and 19, we settled certain of these investigations without admitting any liability.

Specifically, we have received the following regulatory inquiries:

In 2004, the Office of the Attorney General of the State of New York (“NYAG”) initiated an investigation into the business practices of companies engaged in the title insurance business. We have received subpoenas and requests from the NYAG seeking information and documents related to certain industry business practices, including, among other things, competitive market practices, the compensation of title insurance agents and producers by underwriters, and captive and other reinsurance arrangements, and we continue to respond to those subpoenas and requests. The Company is participating in settlement discussions with the NYAG and the insurance department of the State of New York with regard to alleged violations of New York Insurance Law that they perceive as a result of the NYAG’s investigation.

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

Additionally, in 2005, we received and responded to or continue to respond to inquiries regarding the title industry’s business practices from the following state agencies: the California Department of Real Estate regarding captive reinsurance; the California Department of Insurance regarding our community development and investment, California title plants, and examinations of our adherence to filed premium rates and claims handling practices, including whether refunds of overcharges to certain consumers may be required; the Colorado Attorney General regarding captive reinsurance; the Colorado Department of Insurance regarding affiliated business arrangements; the Connecticut Department of Insurance regarding producer compensation and captive reinsurance arrangements; the Florida Department of Financial Services regarding affiliated business arrangements; the Hawaii Insurance Division regarding producer compensation arrangements and captive reinsurance; the Idaho Department of Insurance regarding captive reinsurance and premium splits between agent and underwriter; the Massachusetts Attorney General regarding reinsurance and the title insurance market; the Minnesota Department of Commerce regarding captive and other reinsurance arrangements; the Tennessee Department of Insurance regarding producer compensation arrangements and competitive market practices of Title Insurance Company of America, and requiring the submission of an attestation regarding any finite reinsurance arrangements existing in that state; and regulatory departments from seven other states, excluding those that have been settled, regarding captive reinsurance arrangements. We also received and responded in 2005 to a request for information from the United States Department of Housing and Urban Development in conjunction with its investigation involving various builders, lenders and real estate brokers in connection with their participation in captive reinsurance companies.

In 2006, we received and are responding to an Administrative Subpoena from the Minnesota Department of Commerce with regard to a market examination. The insurance department of the State of New York has commenced a market conduct exam and indicated its intent to determine the Company’s adherence to filed premium rates, including whether refunds of overcharges to certain consumers may be required. The Maryland Department of Insurance has requested captive reinsurance information. The California Department of Insurance has requested information regarding any technology arrangements with settlement services providers.

We also reached agreements with the insurance departments of the states of California and Arizona in 2005 and Virginia and Nevada in 2006 to settle filed or potential claims regarding captive reinsurance and other regulatory matters except overcharges of certain consumers in California, without admitting any liability. These four states accounted for approximately 80% of our captive reinsurance business.

In June 2005, we established reserves of $19.0 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes the settlements with the California, Arizona, Nevada and Virginia departments of insurance. Based on actual settlements, we released $6.7 million of this reserve back into earnings in fiscal year 2005. The remaining reserve at June 30, 2006 was approximately $6.1 million.

Also, in addition to or in connection with the above-referenced inquiries, multiple states, including California, Florida, Louisiana, Nevada, New Mexico, Texas and New York, are examining pricing levels and/or competition in the title insurance industry, with a view to determining whether prices are justified, and if not, to implement rate changes, including potential reductions.

On April 27, 2006, notice was issued that the Texas Commissioner will begin the hearing of the current Texas title rate case on August 16, 2006. In the course of prehearing discovery, the Department has sought and we have provided statistical data and testimony relating to the types and level of expenses for both underwriters and agents, captive reinsurance, rebating and other practices that may have the effect of raising the expenses of title insurers and agents.

On June 30, 2006, the Acting Superintendent of Insurance for New Mexico issued an Interim Order that the 2006 title insurance rates announced in a March 2006 order and scheduled to take effect on July 1, 2006 are to be implemented on an interim basis, subject to later revision if it is ultimately determined that the rates should be reduced and subject to refund.

Subsequent to a June 19, 2006 hearing of the Nevada Division of Insurance, on July 3, 2006 the Nevada Division of Insurance issued an additional request for information to the title industry, and advised that a Commissioner order will be issued in fall 2006 relating to title insurance. That order may result in further rate proceedings and rate changes as a result of those proceedings or may address potential changes in the rate filing process.

On July 3, 2006, California issued a Notice of Proposed Action which sets forth proposed regulations governing the rating of title insurance and related services, including the imposition of interim rate reductions and future filing of mandated statistical plans that would impose substantially higher costs on title insurance operations in California, and provides for a hearing on August 30, 2006.

On July 17, 2006, the Florida Office of Insurance Regulation announced the completion of a review of title insurance regulation in the state and said the information from the study would be used to begin a full review of title insurance rates charged in Florida. The Florida Office of Insurance Regulation is presently developing a rule to govern the upcoming rate analysis and rate setting process.

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

Other Commitments and Contingencies

We had guarantees of indebtedness of others of approximately $3.7 million at June 30, 2006 and $3.9 million at December 31, 2005

Our industrial bank subsidiary regularly commits to fund real estate loans. The amount of such commitments was not material as of June 30, 2006.

7.	SHAREHOLDERS’ EQUITY

In December 2004, the Board of Directors approved a share repurchase program with an expiration of February 2006 that authorized us to repurchase up to one million shares of our common stock at a cost not to exceed $60.0 million. During the fourth quarter 2005, we fully executed that share repurchase program. As a result, in October 2005, the Board of Directors approved a share repurchase program expiring July 2007 that authorized us to repurchase an additional 1.25 million shares of our common stock. We have repurchased 375,000 shares during the first six months of 2006 at an average price of $65.49 per share. At June 30, 2006, we had approximately 812,000 shares remaining in our authorized repurchase program.

8.	WRITE-OFF OF INTANGIBLE AND OTHER LONG-LIVED ASSETS

In January 2006, we announced our plan to relocate and consolidate our national headquarters and shared resources operations. In connection with this move, we intend to sell our existing headquarters building and related assets. As a result, we wrote down the building and related assets to the fair value less cost to sell. We have estimated that the impairment charge for the write down is approximately $9.7 million, which has been reflected in our results of operations for the six months ended June 30, 2006.

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

Financial Services consists of Orange County Bancorp and its wholly-owned subsidiary, Centennial Bank, a California industrial bank primarily engaged in the business of providing real estate loans in the Southern California market.

Corporate and Other includes home warranty, residential inspection and commercial appraisals and assessments, as well as the unallocated portion of the corporate expenses related to our corporate offices in Richmond, Virginia and unallocated interest expense.

We provide title services through direct operations and agents throughout the United States. We also offer title insurance in Mexico, Europe, Canada, the Caribbean and Latin America. Commercial assessment services are provided in Europe. The international operations account for less than 1 percent of our income before income taxes. Tax-related services are offered nationwide. Appraisal services are provided in 48 states.

The following tables provide selected financial information about our operations by segment for the three and six-month periods ending June 30, 2006, and 2005:

	Three Months Ended June 30,
	Operating Revenue	Personnel Cost	Depreciation	Amortization of Intangible Assets	Income Before Taxes
	(In millions)
2006
Title Operations	$882.0	$240.6	$5.6	$3.1	$72.8
Lender Services	59.7	23.5	1.2	2.6	6.5
Financial Services	0.3	0.6	-	0.1	4.4
Corporate and Other	29.1	24.1	0.5	0.5	(26.3)
Total	$971.1	$288.8	$7.3	$6.3	$57.4

2005 (as restated)
Title Operations	$861.7	$241.3	$5.2	$3.0	$61.8
Lender Services	64.9	22.3	1.1	3.8	8.5
Financial Services	0.3	0.6	-	0.1	2.8
Corporate and Other	25.5	18.7	1.4	0.8	(21.5)
Total	$952.4	$282.9	$7.7	$7.7	$51.6

	Six Months Ended June 30,
	Operating Revenue	Personnel Cost	Depreciation	Amortization of Intangible Assets	Income Before Taxes
	(In millions)
2006
Title Operations	$1,701.0	$468.8	$11.2	$5.5	$123.4
Lender Services	117.5	48.1	2.3	5.2	8.8
Financial Services	0.5	1.2	-	0.1	8.4
Corporate and Other	54.4	47.4	1.6	1.8	(64.7)
Total	$1,873.4	$565.5	$15.1	$12.6	$75.9

2005 (as restated)
Title Operations	$1,577.2	$449.9	$10.1	$5.3	$108.2
Lender Services	143.1	44.3	2.1	7.6	34.3
Financial Services	0.4	1.2	-	0.2	5.7
Corporate and Other	45.2	34.8	2.3	1.6	(42.8)
Total	$1,765.9	$530.2	$14.5	$14.7	$105.4

10.   SUBSEQUENT EVENT

On July 28, 2006, we entered into a Note Purchase and Master Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“Prudential”) and the other purchasers thereunder. Under the Note Purchase Agreement, we will issue, on or prior to August 31, 2006, $50.0 million of our Senior Notes, Series D (the “Series D Notes”) to the Series D Note purchasers and, on or prior to November 17, 2006, issue $100.0 million of our Senior Notes, Series E (the “Series E Notes”) to the Series E Note purchasers. In addition, the Note Purchase Agreement contains provisions for an uncommitted shelf facility by which we may issue, on or prior to July 28, 2009, up to $75.0 million of our Senior Notes (the “Shelf Notes”) to Prudential, upon mutually acceptable terms and conditions as may be agreed upon at the time of issuance.

The Series D Notes and Series E Notes will mature on the tenth anniversary of their issuance and will bear interest at a rate of 6.66% and 6.70% per annum, respectively. Shelf Notes, if issued, will bear interest at a to-be-determined per annum rate and will have maturities of no more than ten years. The Note Purchase Agreement, which governs the Series D Notes, Series E Notes and Shelf Notes, contains certain restrictive covenants, including a minimum debt to capitalization ratio and debt service ratio.

We will use the proceeds from the sale of the Series D Notes to pay our 7.16% Senior Notes, Series A that mature on August 31, 2006. The proceeds from the sale of the Series E Notes will be used to pay a percentage of the cash portion of the purchase price in connection with our pending acquisition of Capital Title Group, Inc.

On July 28, 2006, we entered into a Revolving Credit Agreement (the “Credit Agreement”) with SunTrust Bank, as administrative agent, issuing bank and swingline lender, and the other lenders party thereto. The Credit Agreement established a new, five-year revolving credit arrangement that replaced our previously existing five-year revolving credit arrangement that we entered into as of November 6, 2003.

The Credit Agreement establishes a credit facility in the aggregate principal amount of up to $200.0 million, which is the same amount established under the previously existing revolving credit arrangement. As of July 28, 2006, there were no borrowings outstanding under the Credit Agreement. The Credit Agreement contains certain restrictive covenants, including a minimum debt to capital ratio, an interest coverage ratio and maintenance of consolidated net worth requirement. With the respect to the consolidated net worth requirement, consolidated net worth cannot be less than an amount equal to the sum of (1) 85% of the consolidated net worth at December 31, 2005 plus (2) 50% of consolidated net income on a cumulative basis for each succeeding quarter starting with the quarter ending March 31, 2006 plus (3) 100% of the amount by which total shareholders’ equity is increased as a result of any public or private common stock offerings, excluding issuances of stock options and restricted stock to employees.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

Our long-term goal is to enhance our position as one of the largest providers of real estate transaction services. To accomplish this objective, we have expanded operations through internal growth and selective strategic acquisitions. Our business operations are organized under three primary business segments: Title Operations, Lender Services and Financial Services. Other business operations not required to be reported separately are reported in a category called Corporate and Other. Based on changes in the organizational structure and combination of service offerings in the Lender Services segment, we have reclassified our LandAmerica OneStop services operations, which provide title and closing services to national lenders, to the Lender Services segment from the Title Operations segment. Amounts from 2005 have been reclassified to conform to the 2006 presentation. A description of these segments, including certain key factors impacting these businesses, are provided in Note 9 to Consolidated Financial Statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 9, 2006. Also, starting with first quarter 2006, we are providing direct operating revenue from our commercial operations as opposed to the previous definition of commercial revenue as being premiums from policies providing coverage over $1 million in liability.

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

Results of Operations

Operating Revenue

The following table provides a summary of our operating revenue for the three and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006		2005
			(as restated)
	(Dollars in millions)
Title Operations
Direct Operations	$376.7	38.8%	$397.5	41.7%
Agency Operations	505.3	52.0	464.2	48.8
	882.0	90.8	861.7	90.5

Lender Services	59.7	6.2	64.9	6.8

Financial Services	0.3	-	0.3	-

Corporate and Other	29.1	3.0	25.5	2.7

Total	$971.1	100.0%	$952.4	100.0%

	Six Months Ended June 30,
	2006		2005
			(as restated)
	(Dollars in millions)
Title Operations
Direct Operations	$717.5	38.3%	$706.1	40.0%
Agency Operations	983.5	52.5	871.1	49.3
	1,701.0	90.8	1,577.2	89.3

Lender Services	117.5	6.3	143.1	8.1

Financial Services	0.5	-	0.4	-

Corporate and Other	54.4	2.9	45.2	2.6

Total	$1,873.4	100.0%	$1,765.9	100.0%

Title Operations - Operating revenue from direct title operations decreased $20.8 million, or 5.2%, from second quarter 2005 to second quarter 2006 and increased $11.4 million, or 1.6%, in the first half of 2006 over the comparable period in 2005.

During second quarter 2006, direct operating revenue decreased as a result of a decline in order volume which was partially offset by an increase in the direct operating revenue per closed order and strong commercial activity. During the first half of 2006, direct operating revenue increased due to an increase in the direct operating revenue per closed order and strong commercial activity which more than offset a decline in order volume. Closed orders from our direct title operations decreased 23.6% in second quarter 2006 from second quarter 2005, while direct operating revenue per closed order increased 24.1%. Closed orders for the first half of 2006 decreased 16.3% while the direct operating revenue per closed order increased 21.4%. Revenue from direct commercial operations was $98.0 million for second quarter 2006, an increase of 10.1% from $89.0 million in second quarter 2005 and $185.5 million for the first half of 2006, an increase of 18.7% from $156.3 million in the first half of 2005.

Operating revenue from agency title operations increased $41.1 million, or 8.9%, in second quarter 2006 over second quarter 2005. Operating revenue from agency title operations increased $112.4 million, or 12.9%, in the first half of 2006 over the first half of 2005. Growth in the agency business, particularly in certain southeastern and southwestern markets, contributed to the increase in agency revenue.

Lender Services - Operating revenue in second quarter 2006 decreased $5.2 million, or 8.0%, compared to second quarter 2005. Operating revenue in the first half of 2006 decreased $25.6 million, or 17.9%, compared to the first half of 2005. Results for 2005 included accelerated deferred revenue related to our tax and flood business of $6.9 million and $32.7 million in the second quarter and first half of 2005, respectively. Results for 2006 were impacted by growth in the loan subservicing and title and closing businesses offset in part by lower volume in the credit services business.

Corporate and Other -  Operating revenue in the Corporate and Other segment increased by $3.6 million, or 14.1%, in second quarter 2006 over second quarter 2005 and increased by $9.2 million, or 20.3%, in the first half of 2006 over the same period in 2005. Direct commercial revenue from our appraisal and assessment business was $14.3 million in second quarter 2006 compared to $12.8 million in second quarter 2005. Direct commercial revenue from our appraisal and assessment business was $26.5 million in the first half of 2006 compared to $22.3 million in the first half of 2005.

Investment and Other Income

Investment and other income increased $8.1 million, or 33.2%, in second quarter 2006 over second quarter 2005 and $16.5 million, or 36.1% in the first half of 2006 over the first half of 2005. The Financial Services segment generated $2.9 million of additional investment income in second quarter 2006 over second quarter 2005, and $5.7 million of additional investment income in the first half of 2006 over the first half of 2005. These increases were due to an increase in the portfolio of loans receivable and investments. The remaining increase was primarily attributable to higher dividend income from a shift in the portfolio toward equity securities and an increase in interest rates on fixed income securities combined with higher fixed income investment balances as of June 30, 2006 compared to the same period 2005.

Net Realized Investment Gains

Net realized investment (losses) gains were $(1.5) million in second quarter 2006 compared to $0.3 million in second quarter 2005 and $(0.6) million in the first half of 2006 compared to $1.1 million in the first half of 2005. We recognized approximately $1.6 million of realized losses in second quarter 2006 on fixed income securities that were deemed to be other-than-temporarily impaired. For further details, see Note 4 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Salary and Employee Benefits

The following table provides a summary of our salary and employee benefit costs for the three and six-month periods ending June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006		2005
			(as restated)
	(Dollars in millions)
Title Operations	$240.6	83.3%	$241.3	85.3%

Lender Services	23.5	8.1	22.3	7.9

Financial Services	0.6	0.2	0.6	0.2

Corporate and Other	24.1	8.4	18.7	6.6

Total	$288.8	100.0%	$282.9	100.0%

	Six Months Ended June 30,
	2006		2005
			(as restated)
	(Dollars in millions)
Title Operations	$468.8	82.9%	$449.9	84.8%

Lender Services	48.1	8.5	44.3	8.4

Financial Services	1.2	0.2	1.2	0.2

Corporate and Other	47.4	8.4	34.8	6.6

Total	$565.5	100.0%	$530.2	100.0%

Title Operations - Title Operations salary and employee benefit costs decreased by $0.7 million, or 0.3%, in second quarter 2006 from second quarter 2005 and increased $18.9 million, or 4.2%, in the first half of 2006 over the first half of 2005. Average Full Time Equivalent (“FTE”) counts for the Title Operations segment were 10,505 in second quarter 2006 versus 10,771 in second quarter 2005, or a decrease of 2.5%. FTEs for the Title Operations segment increased to 10,563 in the first half of 2006 from 10,447 in the first half of 2005, or an increase of 1.1%. The remaining increase in salary is due to average wage increases and increased benefit costs.

Lender Services - Lender Services salary and employee benefit costs increased by $1.2 million, or 5.4%, in second quarter 2006 compared to second quarter 2005 due to an increase in average wages. Salary and employee benefit costs increased by $3.8 million, or 8.6%, in the first half of 2006 compared to the first half of 2005 due to an increase in average wages and FTE counts.

Corporate and Other - Corporate and Other salary and employee benefit costs increased $5.4 million, or 28.9%, in second quarter 2006 over second quarter 2005 and $12.6 million, or 36.2%, in the first half of 2006 over the first half of 2005 which was primarily due to headcount and salary increases in the operating units of our home warranty, residential inspection and commercial appraisal and assessment businesses and headcount and salary increases related to our investment in technology resources.

Agent Commissions

The following table provides a summary of agent commissions and related revenue in the Title Operations segment for the three and six-month periods ending June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Agent commissions	$404.2	$371.6	$787.3	$696.2

Agent revenue	$505.3	$464.2	$983.5	$871.1

% Retained by agents	80.0%	80.0%	80.0%	79.9%

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

Based on our review of the underlying claims data and trends therein, we have provided for claims losses using approximately 5.3% and 5.0% of operating revenue from the Title Operations segment for the second quarters of 2006 and 2005, respectively, and approximately 5.5% and 5.3% of operating revenue from the Title Operations segment for the first half of 2006 and 2005. The increase in the claims provision ratio was primarily due to upward development in the 2005 and 2004 policy years. Since there is an extended time period for which we are liable, slight changes in current claims experience can result in a significant impact in the amount of liability required for potential Incurred But Not Reported (“IBNR”) claims. We believe that we have reserved appropriately for all reported and IBNR claims at June 30, 2006 based on the results of the actuarial evaluation and evaluation of any known trend.

Write-off of Intangible and Other Long-Lived Assets

In connection with our plan to relocate and consolidate our national headquarters and shared resources operations, we wrote down our existing building and related assets by approximately $9.7 million. For further details, see Note 8, “Write-off of Intangible and Other Long-Lived Assets” of the Notes to Consolidated Financial Statements in Part I, Item I of this report.

Amortization

Amortization expense decreased by $1.4 million in second quarter 2006 compared to second quarter 2005 and by $2.1 million in the first half of 2006 compared to the first half of 2005. The decreases are primarily the result of the write-off of customer relationship intangibles assets in 2005 of $37.6 million within our Lender Services segment. We are amortizing the intangible assets acquired as part of these businesses over their estimated useful lives.

Interest Expense

Interest expense increased by $1.2 million in second quarter 2006 compared to second quarter 2005 and by $2.9 million in the first half of 2006 compared to the first half of 2005. The increase was related to increases in interest-bearing deposits and borrowings at Centennial Bank, our industrial bank subsidiary. We anticipate that interest expense will continue to exceed prior period levels throughout 2006.

Premium Taxes

Insurance companies are generally not subject to state income or franchise taxes. However, they are subject to a “premium tax” on certain operating revenue, depending on the state. The tax rates and amounts that are subject to tax vary from state to state. Premium taxes as a percentage of total title insurance revenue were approximately 1.3% and 1.2% in the second quarters of 2006 and 2005, respectively, and 1.3% in both the first halves of 2006 and 2005.

General, Administrative and Other

The following table provides a summary of our general, administrative and other costs for the three and six month periods ending June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006		2005
	(Dollars in millions)
Title Operations	$121.2	69.9%	$144.3	72.9%

Lender Services	26.8	15.5	29.8	15.1

Financial Services	0.4	0.2	0.6	0.3

Corporate and Other	24.9	14.4	23.1	11.7
Total	$173.3	100.0%	$197.8	100.0%

	Six Months Ended June 30,
	2006		2005
	(Dollars in millions)
Title Operations	$237.0	69.4%	$239.9	70.9%

Lender Services	54.7	16.0	55.7	16.4

Financial Services	0.6	0.2	0.9	0.3

Corporate and Other	49.2	14.4	41.9	12.4
Total	$341.5	100.0%	$338.4	100.0%

Title Operations - Title Operations general and administrative expenses decreased by $23.1 million, or 16.0%, in second quarter 2006 from second quarter 2005 and $2.9 million, or 1.2%, in the first half of 2006 from the first half of 2005. General and administrative expenses in second quarter and the first half of 2005 included $19.0 million of accrued legal costs related to captive reinsurance inquiries and $10.3 million for the settlement of a class action lawsuit. Before these items, general and administrative costs increased $6.2 million from second quarter 2005 to second quarter 2006 and $26.4 million in the first half of 2006 from the first half of 2005. The increase in general and administrative costs quarter over quarter was due primarily to increased legal costs associated with state regulatory inquiries. The increase from the first half of 2006 over the first half of 2005 was due to increased fees from outside services as a result of higher volumes of operating revenue and increased legal costs associated with state regulatory inquiries.

Lender Services - Lender Services general and administrative expenses decreased by $3.0 million in second quarter 2006 from the comparable period in 2005 and $1.0 million in the first half of 2006 from the comparable period in 2005. The decrease in general and administrative expenses from second quarter 2005 to second quarter 2006 was due to lower expenses as a result of lower volume.

Corporate and Other - Corporate and Other general and administrative expenses increased by $1.8 million, or 7.8%, in second quarter 2006 and $7.3 million, or 17.4%, in the first half of 2006 over the comparable periods in 2005. The increase in general and administrative expenses from the first half of 2006 compared to the first half of 2005 was primarily related to increased data processing costs as we focus on technology initiatives and higher operating expenses related to our commercial assessment business as a result of higher volumes.

Income Taxes

Our effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 35.0% for the first half of 2006 and 39.8% for the first half of 2005. The difference in the effective tax rate was due primarily to changes in the ratio of permanent differences to income before taxes and the mix of state taxes related to our non-insurance subsidiaries.

Net Income

Our reported net income was $35.6 million or $2.06 per share on a diluted basis for second quarter 2006, compared to a net income of $30.2 million or $1.70 per share on a diluted basis for second quarter 2005. Our reported net income was $49.3 million or $2.82 per share on a diluted basis for first half 2006, compared to a net income of $63.4 million or $3.56 per share on a diluted basis for first half 2005.

To supplement our consolidated financial statements presented on a GAAP basis, we use additional non-GAAP measures of operating revenue, income before income taxes, net income, and earnings per common share adjusted to exclude certain costs, expenses, gains or losses we believe appropriate to enhance an overall understanding of our past financial performance and also our prospects for the future. These adjustments to our GAAP results are made with the intent of providing both management and investors a more complete understanding of our underlying operational results and trends and our marketplace performance. In addition, these non-GAAP results are among the primary indicators management uses as a basis for planning and forecasting future periods. Adjusted operating revenue, adjusted income before income taxes, adjusted net income, and adjusted earnings per common share assuming dilution are not measures of performance defined by GAAP and should not be considered in isolation or as a substitute for operating revenue, income before income taxes, net income, or earnings per common share assuming dilution, which have been prepared in accordance with GAAP. Reconciliations of these financial measures to consolidated operating results are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
	(In millions, except per share data)

Operating revenue, as reported	$971.1	$952.4	$1,873.4	$1,765.9
Deduct:
Recognition of accelerated deferred revenue	-	(6.9)	-	(32.7)
Adjusted operating revenue	$971.1	$945.5	$1,873.4	$1,733.2

Income before income taxes, as reported	$57.4	$51.6	$75.9	$105.4
Add back:
Write-off of intangible and other long-lived assets	-	-	9.7	-
Captive reinsurance legal reserve	-	19.0	-	19.0
Settlement of class action suit	-	10.3	-	10.3
	57.4	80.9	85.6	134.7
Deduct:
Recognition of accelerated deferred revenue	-	(6.9)	-	(32.7)
Adjusted income before income taxes	$57.4	$74.0	$85.6	$102.0

Net income, as reported	$35.6	$30.2	$49.3	$63.4
Add back:
Write-off of intangible and other long-lived assets	-	-	6.3	-
Captive reinsurance legal reserve	-	14.6	-	14.6
Settlement of class action suit	-	6.7	-	6.7
	35.6	51.5	55.6	84.7
Deduct:
Recognition of accelerated deferred revenue	-	(4.1)	-	(19.6)
Adjusted net income	$35.6	$47.4	$55.6	$65.1

Net income per common share assuming dilution, as reported	$2.06	$1.70	$2.82	$3.56
Add back:
Write-off of intangible and other long-lived assets	-	-	0.36	-
Captive reinsurance legal reserve	-	0.82	-	0.82
Settlement of class action suit	-	0.37	-	0.37
	2.06	2.89	3.18	4.75
Deduct:
Recognition of accelerated deferred revenue	-	(0.23)	-	(1.10)
Adjusted net income per common share assuming dilution	$2.06	$2.66	$3.18	$3.65

EBITDA

We have refined our measurement for the evaluation of our results to the basis of earnings before interest, taxes, depreciation, net revenue deferrals and amortization (“EBITDA”). EBITDA is not a measure of performance defined by GAAP and should not be considered in isolation or as a substitute for net income which has been prepared in accordance with GAAP.

EBITDA, as presented, may not be comparable to the calculation of similarly titled measures reported by other companies. We believe that EBITDA provides useful information to investors because it is an indicator of our operating performance. While amortization expense is an operating expense under GAAP, this expense represents the non-current allocation of intangible assets acquired in prior periods. Additionally, while net revenue deferrals are a reduction of revenue and profits in the current period, these reductions represent a non-cash allocation of revenue to future periods for certain of our home warranty and flood and tax servicing products. Reconciliations of these financial measures to our net income are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(as restated)		(as restated)

EBITDA	$82.4	$80.2	$125.8	$141.1
Deduct:
Interest	9.3	8.1	18.9	16.0
Tax expense	21.8	21.4	26.6	42.0
Change in net revenue deferrals	2.1	5.1	3.3	(9.5)
Depreciation expense	7.3	7.7	15.1	14.5
Amortization expense	6.3	7.7	12.6	14.7
Net Income	$35.6	$30.2	$49.3	$63.4

Liquidity and Capital Resources

Cash provided by operating activities was $29.4 million for the first half of 2006 compared to $121.5 million provided by operating activities for the first half of 2005. The change in operating cash flow was due to the timing of income tax payments and payments for accounts payable and accrued expenses. The principal non-operating uses of cash for the first halves of 2006 and 2005 were capital expenditures, additions to the investment portfolio, loans receivable, common stock repurchased and the repayment of debt. The net of all activities was a decrease in cash of $8.2 million for the first half of 2006 and an increase in cash of $5.0 million for the second half of 2005. At June 30, 2006, we held cash of $80.9 million and investments of $1,710.8 million.

On March 29, 2006, we announced we had executed an agreement to purchase Capital Title Group, Inc., a title insurance underwriter, agent, and settlement services provider, subject to approval by Capital Title’s shareholders and receipt of all required regulatory approvals. The purchase price of approximately $251 million will consist of 80% cash and 20% in our common stock. We expect that approximately 50% of the cash portion of the purchase price will be funded by available cash and 50% from additional borrowings. The 50 percent from available cash may initially include short-term borrowings that may be repaid from the anticipated increase in net assets available for distribution to us from our consolidated insurance subsidiaries in the future.

On July 28, 2006, we entered into a Note Purchase and Master Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“Prudential”) and the other purchasers thereunder. Under the Note Purchase Agreement, we will issue, on or prior to August 31, 2006, $50.0 million of our Senior Notes, Series D (the “Series D Notes”) to the Series D Note purchasers and, on or prior to November 17, 2006, issue $100.0 million of our Senior Notes, Series E (the “Series E Notes”) to the Series E Note purchasers. In addition, the Note Purchase Agreement contains provisions for an uncommitted shelf facility by which we may issue, on or prior to July 28, 2009, up to $75.0 million of our Senior Notes (the “Shelf Notes”) to Prudential, upon mutually acceptable terms and conditions as may be agreed upon at the time of issuance.

The Series D Notes and Series E Notes will mature on the tenth anniversary of their issuance and will bear interest at a rate of 6.66% and 6.70% per annum, respectively. Shelf Notes, if issued, will bear interest at a to-be-determined per annum rate and will have maturities of no more than ten years. The Note Purchase Agreement, which governs the Series D Notes, Series E Notes and Shelf Notes, contains certain restrictive covenants, including a minimum debt to capitalization ratio and debt service ratio.

We will use the proceeds from the sale of the Series D Notes to pay our 7.16% Senior Notes, Series A that mature on August 31, 2006. The proceeds from the sale of the Series E Notes will be used to pay a percentage of the cash portion of the purchase price in connection with our pending acquisition of Capital Title Group, Inc.

On July 28, 2006, we entered into a Revolving Credit Agreement (the “Credit Agreement”) with SunTrust Bank, as administrative agent, issuing bank and swingline lender, and the other lenders party thereto. The Credit Agreement established a new, five-year revolving credit arrangement that replaced our previously existing five-year revolving credit arrangement that we entered into as of November 6, 2003.

The Credit Agreement establishes a credit facility in the aggregate principal amount of up to $200.0 million, which is the same amount established under the previously existing revolving credit arrangement. As of July 28, 2006, there were no borrowings outstanding under the Credit Agreement. The Credit Agreement contains certain restrictive covenants, including a minimum debt to capital ratio, an interest coverage ratio and maintenance of consolidated net worth requirement. With the respect to the consolidated net worth requirement, consolidated net worth cannot be less than an amount equal to the sum of (1) 85% of the consolidated net worth at December 31, 2005 plus (2) 50% of consolidated net income on a cumulative basis for each succeeding quarter starting with the quarter ending March 31, 2006 plus (3) 100% of the amount by which total shareholders’ equity is increased as a result of any public or private common stock offerings, excluding issuances of stock options and restricted stock to employees.

In June 2006, we completed the process of redomesticating our three principal title insurance subsidiaries, Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation and Transnation Title Insurance Company from the States of Pennsylvania, Virginia and Arizona, respectively, to the State of Nebraska. The redomestication of these title insurance subsidiaries is expected to result in streamlined regulatory, tax and statutory accounting functions derived from having these subsidiaries subject to the same laws and regulations. Under Nebraska insurance laws and regulations, approximately $100 million of the net assets of our consolidated insurance subsidiaries are available during the remainder of 2006 for ordinary dividends, loans or advances to us. The redomestication of these subsidiaries is expected to increase the cumulative amount of surplus that is available to pay dividends to us by the aggregate amount that these subsidiaries’ total statutory claims reserves exceed GAAP claims reserves after income taxes, subject to certain annual limitations and any approval that may be required by the Nebraska Department of Insurance. As of December 31, 2005, statutory claims reserves exceeded GAAP claims reserves by approximately $237 million before income taxes. We anticipate that any such additional dividends will be used for general corporate purposes, including but not limited to the repayment of debt, acquisitions and the repurchase of our common stock.

In December 2005, we filed a Shelf Registration Statement on Form S-3 for up to $400.0 million of our debt and/or equity securities. We may from time to time issue debt and equity securities as market conditions permit and our financing needs arise.

In December 2004, the Board of Directors approved a share repurchase program with an expiration of February 2006 that authorized us to repurchase up to one million shares of our common stock at a cost not to exceed $60.0 million. During the fourth quarter 2005, we fully executed that share repurchase program. As a result, in October 2005, the Board of Directors approved a share repurchase program expiring July 2007 that authorized us to repurchase an additional 1.25 million shares of our common stock. We have repurchased 375,000 shares during the first six months of 2006 at an average price of $65.49 per share. At June 30, 2006, we had approximately 812,000 shares remaining in our authorized repurchase program.

    Our industrial bank maintains an allowance for loan losses related to our loans receivable. During second quarter 2006, we did not experience a significant change in the underlying components of the allowance for loan losses or the balance in total. There have been no significant changes in the underlying rationale for management’s provision for loan losses or significant changes in asset quality.

Interest Rate Risk

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For investment securities, the table presents principal cash flows and related weighted interest rates by expected maturity dates. Actual cash flows could differ from the expected amounts.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate
(Dollars in millions)
	2006	2007	2008	2009	2010	2011 and After	Total	Fair Value

Assets:
Taxable available-for-sale securities:
Book value	$15.7	$43.3	$54.1	$73.5	$50.4	$493.6	$730.6	$713.4
Average yield	5.36%	4.75%	4.36%	4.76%	4.84%	5.37%	5.16%

Non-taxable available-for-sale securities:
Book value	5.7	8.4	26.6	16.9	20.6	375.0	453.2	454.1
Average yield	3.72%	4.24%	4.24%	4.30%	4.24%	4.37%	4.34%

Loans Receivable*
Book Value	0.9	1.0	0.5	3.2	5.7	444.0	455.3	449.9
Average Yield	8.74%	9.16%	7.77%	8.01%	15.01%	6.82%	6.94%

Preferred stock:
Book value	-	-	-	-	-	8.8	8.8	8.8
Average yield	-	-	-	-	-	3.30%	3.30%

*Excludes reserves, discounts and other costs.

Long-term debt was $466.3 million at June 30, 2006, bearing interest at a weighted average rate of 4.77%. Additionally, interest-bearing passbook and certificate of deposit liabilities were $327.6 million at June 30, 2006 at an interest rate of 4.51%.

Regulatory Investigations and Inquiries

We have received certain information requests and subpoenas from various regulatory authorities relating to our business practices and the title insurance industry. As detailed below, a number of these inquiries focus on captive reinsurance, among other matters.

Captive reinsurance involves the provision of reinsurance by a reinsurance company that is owned by another entity, typically a lender, developer or other party that is a provider of real estate-related services. From the inception of our captive reinsurance programs in 1997 through 2004, reinsurance premiums paid by us to captive reinsurers totaled approximately $12.0 million. The revenues from these programs were not material to our results of operations. We voluntarily terminated our captive reinsurance arrangements as of February 2005, notwithstanding our belief that we had operated the programs in accordance with applicable law. In addition, as set out on page 38, we settled certain of these investigations without admitting any liability.

Specifically, we have received the following regulatory inquiries:

In 2004, the Office of the Attorney General of the State of New York (“NYAG”) initiated an investigation into the business practices of companies engaged in the title insurance business. We have received subpoenas and requests from the NYAG seeking information and documents related to certain industry business practices, including, among other things, competitive market practices, the compensation of title insurance agents and producers by underwriters, and captive and other reinsurance arrangements, and we continue to respond to those subpoenas and requests. The Company is participating in settlement discussions with the NYAG and the insurance department of the State of New York with regard to alleged violations of New York Insurance Law that they perceive as a result of the NYAG’s investigation.

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

Additionally, in 2005, we received and responded to or continue to respond to inquiries regarding the title industry’s business practices from the following state agencies: the California Department of Real Estate regarding captive reinsurance; the California Department of Insurance regarding our community development and investment, California title plants, and examinations of our adherence to filed premium rates and claims handling practices, including whether refunds of overcharges to certain consumers may be required; the Colorado Attorney General regarding captive reinsurance; the Colorado Department of Insurance regarding affiliated business arrangements; the Connecticut Department of Insurance regarding producer compensation and captive reinsurance arrangements; the Florida Department of Financial Services regarding affiliated business arrangements; the Hawaii Insurance Division regarding producer compensation arrangements and captive reinsurance; the Idaho Department of Insurance regarding captive reinsurance and premium splits between agent and underwriter; the Massachusetts Attorney General regarding reinsurance and the title insurance market; the Minnesota Department of Commerce regarding captive and other reinsurance arrangements; the Tennessee Department of Insurance regarding producer compensation arrangements and competitive market practices of Title Insurance Company of America, and requiring the submission of an attestation regarding any finite reinsurance arrangements existing in that state; and regulatory departments from seven other states, excluding those that have been settled, regarding captive reinsurance arrangements. We also received and responded in 2005 to a request for information from the United States Department of Housing and Urban Development in conjunction with its investigation involving various builders, lenders and real estate brokers in connection with their participation in captive reinsurance companies.

In 2006, we received and are responding to an Administrative Subpoena from the Minnesota Department of Commerce with regard to a market examination. The insurance department of the State of New York has commenced a market conduct exam and indicated its intent to determine the Company’s adherence to filed premium rates, including whether refunds of overcharges to certain consumers may be required. The Maryland Department of Insurance has requested captive reinsurance information. The California Department of Insurance has requested information regarding any technology arrangements with settlement services providers.

We also reached agreements with the insurance departments of the states of California and Arizona in 2005 and Virginia and Nevada in 2006 to settle filed or potential claims regarding captive reinsurance and other regulatory matters except overcharges of certain consumers in California, without admitting any liability. These four states accounted for approximately 80% of our captive reinsurance business.

In June 2005, we established reserves of $19.0 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes the settlements with the California, Arizona, Nevada and Virginia departments of insurance. Based on actual settlements, we released $6.7 million of this reserve back into earnings in fiscal year 2005. The remaining reserve at June 30, 2006 was approximately $6.1 million.

Also, in addition to or in connection with the above-referenced inquiries, multiple states, including California, Florida, Louisiana, Nevada, New Mexico, Texas and New York, are examining pricing levels and/or competition in the title insurance industry, with a view to determining whether prices are justified, and if not, to implement rate changes, including potential reductions.

On April 27, 2006, notice was issued that the Texas Commissioner will begin the hearing of the current Texas title rate case on August 16, 2006. In the course of prehearing discovery, the Department has sought and we have provided statistical data and testimony relating to the types and level of expenses for both underwriters and agents, captive reinsurance, rebating and other practices that may have the effect of raising the expenses of title insurers and agents.

On June 30, 2006, the Acting Superintendent of Insurance for New Mexico issued an Interim Order that the 2006 title insurance rates announced in a March 2006 order and scheduled to take effect on July 1, 2006 are to be implemented on an interim basis, subject to later revision if it is ultimately determined that the rates should be reduced and subject to refund.

Subsequent to a June 19, 2006 hearing of the Nevada Division of Insurance, on July 3, 2006 the Nevada Division of Insurance issued an additional request for information to the title industry, and advised that a Commissioner order will be issued in fall 2006 relating to title insurance. That order may result in further rate proceedings and rate changes as a result of those proceedings or may address potential changes in the rate filing process.

On July 3, 2006, California issued a Notice of Proposed Action which sets forth proposed regulations governing the rating of title insurance and related services, including the imposition of interim rate reductions and future filing of mandated statistical plans that would impose substantially higher costs on title insurance operations in California, and provides for a hearing on August 30, 2006.

On July 17, 2006, the Florida Office of Insurance Regulation announced the completion of a review of title insurance regulation in the state and said the information from the study would be used to begin a full review of title insurance rates charged in Florida. The Florida Office of Insurance Regulation is presently developing a rule to govern the upcoming rate analysis and rate setting process.

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

Forward-Looking and Cautionary Statements

We caution readers that the statements contained herein regarding our future financial condition, results of operations, future business plans, operations, opportunities, or prospects, including any factors which may affect future earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, performance or achievements, expressed or implied by such forward-looking statements. Such risks and uncertainties include: (i) our results of operations and financial condition are susceptible to changes in mortgage interest rates and general economic conditions; (ii) changes to the participants in the secondary mortgage market could affect the demand for title insurance products; (iii) we are subject to government regulation; (iv) heightened regulatory scrutiny of the Company and the title insurance industry, including the pricing of title insurance products and services, could materially and adversely affect its business, operating results, and financial condition; (v) we may not be able to fuel our growth through acquisitions; (vi) our inability to integrate and manage successfully our acquired businesses could adversely affect our business, operating results, and financial condition; (vii) regulatory non-compliance, fraud, or defalcations by our title insurance agents or employees could adversely affect our business, operating results, and financial condition; (viii) competition in our industry affects our revenue; (ix) significant industry changes and new product and service introductions require timely and cost-effective responses; (x) our litigation risks include substantial claims by large classes of claimants; (xi) key accounting and essential product delivery systems are concentrated in a few locations; (xii) provisions of our articles of incorporation and bylaws, our shareholder rights plan, and applicable state corporation and insurance laws could limit another party’s ability to acquire us and could deprive shareholders of the opportunity to obtain a takeover premium for shares of common stock owned by them; (xiii) our future success depends on our ability to continue to attract and retain qualified employees; and (xiv) our conduct of business in foreign markets creates financial and operational risks and uncertainties that may materially and adversely affect our business, operating results, and financial condition. For more details on factors that may cause actual results to differ materially from such forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2005, and other reports from time to time filed with or furnished to the Securities and Exchange Commission.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Remediation of Material Weakness in Internal Control

As reported in our 2005 Form 10-K, we determined that we did not maintain effective controls over the reconciliation of claims payment and recovery data used to support the estimate of our policy and contract claims reserve. During the first quarter of 2006, we enhanced our professional staff responsible for the claims reserve analysis and implemented controls surrounding the claims data reconciliation and system report reliance. We believe that these changes in controls can be applied consistently and appropriately in future periods and that the implementation of these enhanced controls has effectively remediated the material weakness in controls described above.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The information contained in Note 6 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements filed as Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

Our business is subject to various risks, including the risks described in our 2005 Form 10-K and the risk described below. Our business, operating results and financial condition could be materially and adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Changes to the participants in the secondary mortgage market could affect the demand for title insurance products.

The demand for our title insurance products and services depends upon, among other things, the volume of commercial and residential real estate transactions, including mortgage refinancing transactions. In turn, the volume of commercial and residential real estate transactions, depends in part upon the requirement of participants in the secondary mortgage market, who purchase large volumes of real estate loans secured by commercial and residential real property (including but not limited to Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association), that title insurance policies be obtained on such real property. Therefore, changes to the composition of the participants in the secondary mortgage market or their requirements that title insurance policies be obtained could adversely affect the demand for our title insurance products.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The following table sets forth the details of purchases of common stock under our share purchase plans and our Executive Voluntary Deferral Plan and Outside Directors Deferral Plan that occurred in the second quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through April 30, 2006	58,084	$68.21	57,000	1,544,875
May 1 through May 31, 2006	67,009	$66.63	66,000	1,477,866
June 1 through June 30, 2006	66,329	$63.72	66,000	1,411,537

(1)
A total of 2,422 shares of our common stock were purchased in connection with two employee benefit plans during the second quarter 2006. These repurchases were made in open-market transactions on behalf of a trust maintained by us for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan.

(2)
On October 26, 2005, we announced an additional share purchase plan providing for the purchase of up to 1,250,000 shares of our common stock expiring at the end of July 2007. As of June 30, 2006, we had purchased a total of 438,000 shares authorized under this purchase plan.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)     The Annual Meeting of Shareholders of the Company (the “Meeting”) was held on May 16, 2006.

b)     At the Meeting, the shareholders elected four directors to serve three-year terms. The voting with respect to each nominee was as follows:

Nominee	Votes For	Votes Withheld

Janet A. Alpert	15,990,635	284,762
Gale K. Caruso	16,026,089	249,308
Michael Dinkins	15,725,966	549,431
John P. McCann	16,162,495	112,902

The terms of office of the following directors continued after the meeting: Theodore L. Chandler, Jr., Charles H. Foster, Jr., Robert F. Norfleet, Jr., Robert T. Skunda, Julious P. Smith, Jr., Thomas G. Snead, Jr., Eugene P. Trani and Marshall B. Wishnack.

c)     The shareholders also approved an amendment to the Company’s Articles of Incorporation to revise the Article pertaining to directors as noted below:

Article Pertaining to Directors
Votes For	16,068,165
Votes Against	103,693
Abstain	103,539

d)     Additionally, at the Meeting the shareholders approved an amendment to the Company’s Articles of Incorporation to revise the Article pertaining to indemnification as noted below:

Article Pertaining to Indemnification

Votes For	16,029,357
Votes Against	130,868
Abstain	115,172

e)     Finally, at the Meeting the shareholders ratified Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2006 fiscal year as noted below:

Appointment of Independent Registered Public Accountants

Votes For	15,834,432
Votes Against	397,672
Abstain	43,293

ITEM 5.   OTHER INFORMATION

Note Purchase and Master Shelf Agreement

On July 28, 2006, we entered into a Note Purchase and Master Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“Prudential”) and the other purchasers thereunder. Under the Note Purchase Agreement, we will issue, on or prior to August 31, 2006, $50.0 million of our Senior Notes, Series D (the “Series D Notes”) to the Series D Note purchasers and, on or prior to November 17, 2006, issue $100.0 million of our Senior Notes, Series E (the “Series E Notes”) to the Series E Note purchasers. In addition, the Note Purchase Agreement contains provisions for an uncommitted shelf facility by which we may issue, on or prior to July 28, 2009, up to $75.0 million of our Senior Notes (the “Shelf Notes”) to Prudential, upon mutually acceptable terms and conditions as may be agreed upon at the time of issuance.

The Series D Notes and Series E Notes will mature on the tenth anniversary of their issuance and will bear interest at a rate of 6.66% and 6.70% per annum, respectively. Shelf Notes, if issued, will bear interest at a to-be-determined per annum rate and will have maturities of no more than ten years. The Note Purchase Agreement, which governs the Series D Notes, Series E Notes and Shelf Notes, contains certain restrictive covenants, including a minimum debt to capitalization ratio and debt service ratio.

We will use the proceeds from the sale of the Series D Notes to pay our 7.16% Senior Notes, Series A that mature on August 31, 2006. The proceeds from the sale of the Series E Notes will be used to pay a percentage of the cash portion of the purchase price in connection with our pending acquisition of Capital Title Group, Inc.

Revolving Credit Agreement

On July 28, 2006, we entered into a Revolving Credit Agreement (the “Credit Agreement”) with SunTrust Bank, as administrative agent, issuing bank and swingline lender, and the other lenders party thereto. The Credit Agreement established a new, five-year revolving credit arrangement that replaced our previously existing five-year revolving credit arrangement that we entered into as of November 6, 2003.

The Credit Agreement establishes a credit facility in the aggregate principal amount of up to $200.0 million, which is the same amount established under the previously existing revolving credit arrangement. As of July 28, 2006, there were no borrowings outstanding under the Credit Agreement. The Credit Agreement contains certain restrictive covenants, including a minimum debt to capital ratio, an interest coverage ratio and maintenance of consolidated net worth requirement. With the respect to the consolidated net worth requirement, consolidated net worth cannot be less than an amount equal to the sum of (1) 85% of the consolidated net worth at December 31, 2005 plus (2) 50% of consolidated net income on a cumulative basis for each succeeding quarter starting with the quarter ending March 31, 2006 plus (3) 100% of the amount by which total shareholders’ equity is increased as a result of any public or private common stock offerings, excluding issuances of stock options and restricted stock to employees.

A copy of the Credit Agreement is attached as Exhibit 10.1 to this report.

ITEM 6.     EXHIBITS

Exhibit No.	Document

4.1
Note Purchase and Master Shelf Agreement, dated as of July 28, 2006, by and among the Registrant and the purchasers named therein, with accompanying forms of 6.66% Senior Note, Series D, due 2016, 6.70% Senior Note, Series E, due 2016 and Shelf Note. The foregoing exhibits need not be filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant, by signing this Report on Form 10-Q, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries, and for any unconsolidated subsidiaries for which financial statements are required to be filed that authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

10.1	Revolving Credit Agreement, dated July 28, 2006 between the Registrant and SunTrust Bank, as Administrative Agent for a syndicate of financial institutions named therein.*

Exhibit No.	Document

10.2
Amendment dated July 24, 2006 to the LandAmerica Financial Group, Inc. Executive Voluntary Deferral Plan, as amended and restated.* The LandAmerica Financial Group, Inc. Executive Voluntary Deferral Plan, as amended and restated effective January 1, 2005 is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated February 21, 2006, File No. 1-13990.

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

LANDAMERICA FINANCIAL GROUP, INC.
(Registrant)

Date: August 2, 2006	/s/ Christine R. Vlahcevic
Christine R. Vlahcevic
Senior Vice President-
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

4.1
Note Purchase and Master Shelf Agreement, dated as of July 28, 2006, by and among the Registrant and the purchasers named therein, with accompanying forms of 6.66% Senior Note, Series D, due 2016, 6.70% Senior Note, Series E, due 2016 and Shelf Note. The foregoing exhibits need not be filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant, by signing this Report on Form 10-Q, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries, and for any unconsolidated subsidiaries for which financial statements are required to be filed that authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

10.1	Revolving Credit Agreement, dated July 28, 2006 between the Registrant and SunTrust Bank, as Administrative Agent for a syndicate of financial institutions named therein.*

10.2
Amendment dated July 24, 2006 to the LandAmerica Financial Group, Inc. Executive Voluntary Deferral Plan, as amended and restated.* The LandAmerica Financial Group, Inc. Executive Voluntary Deferral Plan, as amended and restated effective January 1, 2005 is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated February 21, 2006, File No. 1-13990.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

* Filed herewith.