Form 10-Q
period 2006-09-30
LANDAMERICA FINANCIAL GROUP INC
filed 2006-10-31
CIK 877355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File No.: 1-13990

LANDAMERICA FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Virginia	54-1589611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5600 Cox Road Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

(804) 267-8000
(Registrant's telephone number, including area code)

101 Gateway Centre Parkway, Richmond, Virginia 23235-5135
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	17,734,133 shares	October 27, 2006

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

INVESTMENTS:
Fixed maturities available-for-sale - at fair value (amortized cost: 2006 - $1,253.9; 2005 - $1,154.2)	$1,262.8	$1,163.5
Equity securities - at fair value (cost: 2006 - $108.6; 2005 - $94.5)	120.3	102.4
Federal funds sold	438.4	4.2
Short-term investments	421.1	484.6

Total Investments	2,242.6	1,754.7

CASH	87.1	89.1

LOANS RECEIVABLE	494.8	437.9

ACCRUED INTEREST RECEIVABLE	20.2	19.6

NOTES AND ACCOUNTS RECEIVABLE
Notes (less allowance for doubtful accounts: 2006 - $3.8; 2005 - $4.3)	17.4	16.0
Trade accounts receivable (less allowance for doubtful accounts: 2006 - $11.1; 2005 - $7.9)	123.8	124.6

Total Notes and Accounts Receivable	141.2	140.6

INCOME TAXES RECEIVABLE	3.1	-

PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation and amortization: 2006 - $220.4; 2005 - $209.5)	148.5	114.4

TITLE PLANTS	104.7	93.9

GOODWILL	745.1	584.3

INTANGIBLE ASSETS (less accumulated amortization 2006 - $80.8; 2005 - $61.3)	183.0	156.3

DEFERRED INCOME TAXES	130.7	130.2

OTHER ASSETS	210.7	174.0

Total Assets	$4,511.7	$3,695.0

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
LIABILITIES

POLICY AND CONTRACT CLAIMS	$765.8	$697.6

DEPOSITS	997.2	547.2

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	405.1	399.1

NOTES PAYABLE	686.7	479.3

DEFERRED SERVICE ARRANGEMENTS	223.1	211.2

INCOME TAXES PAYABLE	-	18.1

OTHER	68.5	64.0

Total Liabilities	3,146.4	2,416.5

COMMITMENTS AND CONTINGENCIES (See Note 8)

SHAREHOLDERS’ EQUITY

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2006 - 17,794,133; 2005 - 17,291,213	473.6	443.1

Accumulated other comprehensive loss	(40.5)	(42.3)

Retained earnings	932.2	877.7

Total Shareholders’ Equity	1,365.3	1,278.5

Total Liabilities and Shareholders’ Equity	$4,511.7	$3,695.0

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
REVENUE
Operating revenue	$954.2	$1,016.3	$2,827.6	$2,782.2
Investment and other income	31.7	27.3	93.9	73.0
Net realized investment gains	6.1	1.9	5.5	3.0
	992.0	1,045.5	2,927.0	2,858.2
EXPENSES
Agents’ commissions	404.6	402.7	1,191.9	1,098.9
Salaries and employee benefits	280.9	293.1	846.4	823.3
General, administrative and other	176.0	165.5	517.5	503.9
Provision for policy and contract claims	74.9	54.2	176.2	145.7
Premium taxes	12.4	12.2	34.7	32.5
Interest expense	11.3	8.8	30.2	24.8
Amortization of intangibles	6.8	7.6	19.4	22.3
Write-off of intangible and long-lived assets	0.5	37.6	10.2	37.6
	967.4	981.7	2,826.5	2,689.0
INCOME BEFORE INCOME TAXES	24.6	63.8	100.5	169.2

INCOME TAX EXPENSE	9.4	21.4	36.0	63.4

NET INCOME	$15.2	$42.4	$64.5	$105.8

NET INCOME PER COMMON SHARE	$0.92	$2.41	$3.82	$5.98

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16.6	17.6	16.9	17.7

NET INCOME PER COMMON SHARE ASSUMING DILUTION	$0.89	$2.35	$3.69	$5.91

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ASSUMING DILUTION	17.1	18.0	17.5	17.9

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.18	$0.58	$0.48

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In millions)
(Unaudited)
	2006	2005
		(as restated)
Cash flows from operating activities:
Net income	$64.5	$105.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	43.0	44.2
Write-off of intangible and other long-lived assets	10.2	37.6
Amortization of bond premium	4.8	5.0
Net realized investment gains	(5.5)	(3.0)
Deferred income tax benefit	(4.6)	(14.3)
Change in assets and liabilities, net of businesses acquired:
Accounts and notes receivable	7.7	(16.0)
Income taxes receivable/payable	(20.4)	49.2
Accounts payable and accrued expenses	(29.4)	19.5
Policy and contract claims	46.2	37.7
Deferred service arrangements	7.2	4.1
Other	(0.8)	(2.3)
Net cash provided by operating activities	122.9	267.5
Cash flows from investing activities:
Purchase of title plant, property and equipment, net	(49.1)	(24.9)
Purchase of business, net of cash acquired	(211.7)	(26.7)
Investments in unconsolidated subsidiaries	-	(11.1)
Change in cash surrender value of life insurance	(1.8)	(1.6)
Change in short-term investments	89.6	(175.9)
Cost of investments acquired:
Fixed maturities	(308.2)	(287.6)
Equity securities	(51.7)	(69.5)
Proceeds from investment sales or maturities:
Fixed maturities	245.5	272.3
Equity securities	47.8	12.1
Net change in federal funds sold	(434.3)	(1.9)
Change in loans receivable	(57.6)	(55.1)
Net cash used in investing activities	(731.5)	(369.9)
Cash flows from financing activities:
Net change in deposits	450.0	149.4
Proceeds from the exercise of options and incentive plans	1.4	6.4
Tax benefit of stock options exercised	0.9	-
Cost of common shares repurchased	(28.1)	(38.3)
Dividends paid	(10.0)	(8.6)
Proceeds from issuance of notes payable	303.5	23.5
Payments on notes payable	(111.1)	(21.1)
Net cash provided by financing activities	606.6	111.3
Net (decrease) increase in cash	(2.0)	8.9
Cash at beginning of period	89.1	73.0
Cash at end of period	$87.1	$81.9
Non-cash financing:
Common shares issued for Capital Title merger	$49.7	$-

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amounts	Income (Loss)	Earnings	Equity

BALANCE - December 31, 2004 (as restated)	18.0	$491.5	$(17.6)	$723.8	$1,197.7

Comprehensive income:
Net income	-	-	-	105.8	105.8
Other comprehensive loss
Net unrealized loss on securities - net of tax benefit of $8.2	-	-	(15.5)	-	(15.5)

					90.3

Purchase of call options, net of tax	-	(0.7)	-	-	(0.7)
Common stock retired	(0.7)	(38.3)	-	-	(38.3)
Stock options and incentive plans	0.3	9.5	-	-	9.5
Common dividends ($0.48/share)	-	-	-	(8.6)	(8.6)

BALANCE - September 30, 2005 (as restated)	17.6	$462.0	$(33.1)	$821.0	$1,249.9

BALANCE - December 31, 2005	17.3	$443.1	$(42.3)	$877.7	$1,278.5

Comprehensive income:
Net income	-	-	-	64.5	64.5
Other comprehensive income
Net unrealized gain on securities - net of tax expense of $1.1	-	-	1.8	-	1.8

					66.3

Common stock retired	(0.4)	(28.1)	-	-	(28.1)
Common stock issued	0.7	49.7	-	-	49.7
Stock options and incentive plans	0.2	8.9	-	-	8.9
Common dividends ($0.58/share)	-	-	-	(10.0)	(10.0)

BALANCE - September 30, 2006	17.8	$473.6	$(40.5)	$932.2	$1,365.3

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K of LandAmerica Financial Group, Inc. for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of this information have been reflected. Operating results for the interim periods are not necessarily indicative of results for a full year.

When used in these notes, the terms “LandAmerica,” “we,” “us” or “our” means LandAmerica Financial Group, Inc. and all entities included in our Consolidated Financial Statements.

Reclassification
Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Restatement

On February 13, 2006, we announced that we would restate previously filed financial results to correct the accounting for policy and contract claims reserves. The error resulted in a net understatement of reported earnings. We have restated the consolidated financial statements contained herein for the three and nine months ended September 30, 2005. The restatement had no effect on our net cash provided by or used in operating, investing or financing activities. For further information refer to Note 1 to the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2005.

The following tables set forth the effects of the restatement within our previously reported Consolidated Balance Sheet and Consolidated Statements of Operations:

	At September 30, 2005
	As Previously Reported	As Restated

	(In millions)
Effects on Consolidated Balance Sheet:

Deferred income taxes	$143.7	$115.2
Total assets	3,571.8	3,543.3
Policy and contract claims	762.9	681.5
Total liabilities	2,374.8	2,293.4
Shareholders’ equity	1,197.0	1,249.9

	For the Three Months Ended September 30, 2005		For the Nine Months Ended September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated

	(In millions, except per share amounts)
Effects on Consolidated Statements of Operations:

Provision for policy and contract claims	$55.4	$54.2	$155.5	$145.7
Income before income taxes	62.6	63.8	159.4	169.2
Income taxes	21.0	21.4	59.9	63.4
Net income	41.6	42.4	99.5	105.8
Net income per common share	$2.37	$2.41	$5.63	$5.98
Net income per common share assuming dilution	$2.31	$2.35	$5.56	$5.91

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123”) as revised by Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123-(R)"). We have used the modified prospective adoption method. Under this method, the share-based compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123 and (ii) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123-(R). Compensation cost under SFAS No. 123-(R) is recognized ratably using the straight-line attribution method over the expected vesting period or to the retirement eligibility date, if less than the vesting period when vesting is not contingent upon any future performance. In addition, pursuant to SFAS No. 123-(R), we are required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was our previous method. As of September 30, 2006, the cumulative effect of adopting SFAS No. 123-(R) was not significant.

Prior to January 1, 2006, we accounted for share-based compensation plans in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123. Accordingly, no compensation expense was recognized for our stock options since all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. There were no new options granted during 2005 or the first nine months of 2006.

The following pro forma information for the three and nine months ended September 30, 2005 shows net income and earnings per basic and diluted share as if compensation expense for our employee stock options had been determined on a fair value method of accounting:

	Pro forma
	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(as restated)

	(In millions, except per share amounts)

Net income, as reported	$42.4	$105.8
Add: Stock-based employee compensation included in reported net income, net of related tax effects	0.8	2.0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.8)	(2.1)

Pro forma net income	$42.4	$105.7

Earnings per share:
Basic - as reported	$2.41	$5.98
Basic - pro forma	$2.41	$5.97

Diluted - as reported	$2.35	$5.91
Diluted - pro forma	$2.34	$5.90

Recent Accounting Pronouncements
In October 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1 and FASB Staff Position FAS 123(R)-6, Technical Corrections of FASB Statement No. 123(R) (“FSPs”). These FSPs address whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1 and address certain technical corrections of FASB Statement No. 123(R), respectively. These FSPs are effective in the first reporting period beginning after October 10, 2006 and October 20, 2006, respectively. We believe that adopting these FSPs will not have a material impact on our financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. We are evaluating the impact of adopting SFAS No. 157 on our financial statements.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirement and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

We estimate the impact of adopting SFAS No. 158 to be approximately $14 million, reflected as a reduction in net assets on our balance sheet, with no impact to our results of operations or cash flow.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We believe that SAB 108 will not have a material impact on our financial statements.

In June 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier adoption permitted. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 permits remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of fiscal years that begin after September 15, 2006. We are evaluating the impact of adopting SFAS No. 155 on our financial statements.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
	(In millions, except per share amounts)
Numerator:
Net income - numerator for basic and diluted earnings per share	$15.2	$42.4	$64.5	$105.8

Denominator:
Weighted average shares - denominator for basic earnings per share	16.6	17.6	16.9	17.7

Effect of dilutive securities:
Convertible debt	0.4	0.2	0.4	-
Employee stock options	0.1	0.2	0.2	0.2

Denominator for diluted earnings per share	17.1	18.0	17.5	17.9

Basic earnings per common share	$0.92	$2.41	$3.82	$5.98

Diluted earnings per common share	$0.89	$2.35	$3.69	$5.91

3.    INCOME TAXES

Our effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 38.2% for third quarter 2006, 33.5% for third quarter 2005, 35.8% for the first nine months of 2006 and 37.5% for the first nine months of 2005. The difference in the effective tax rate was due primarily to changes in the mix of state taxes related to our non-insurance subsidiaries.

As a result of an audit of the 2003 to 2004 tax years, the Internal Revenue Service (“IRS”) has proposed certain adjustments relating to our tax treatment of agency revenue. Currently, revenue from title policies issued through independent agents is recognized when the policies are reported by the agent for book and tax purposes. The IRS believes we are required to estimate the income and commissions associated with the sale of policies by agents during the tax year. We have estimated our maximum tax exposure with respect to the matter to be approximately $35 million; however, we are disputing the proposed adjustment as we continue to believe that our tax treatment of these transactions are correct and we believe we will prevail in any dispute with the IRS related to this matter. Accordingly, no amount has been accrued for this proposed IRS adjustment. We expect to defend the matter vigorously through the IRS appeal process and, if necessary, through litigation. We do not expect that the ultimate resolution of this matter will have a material adverse effect on our financial condition or results of operations.

4.    INVESTMENTS

Effective January 1, 2006, we adopted the FASB Staff Positions Nos. 115-1 and 124-1 (“FSPs”) which address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of the impairment loss. The FSPs also provide guidance on the accounting subsequent to the recognition of an other-than-temporary impairment and require additional disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption did not have a material effect on our financial statements.

Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In millions)
Fixed maturities:

U.S. treasuries and U.S. government corporations and agencies	$5.4	$0.1	$8.0	$0.1	$13.4	$0.2

States and political subdivisions	14.4	-	71.3	0.9	85.7	0.9

Fixed maturities issued by foreign governments	3.1	-	0.4	-	3.5	-

Public utilities	1.6	-	1.0	-	2.6	-

Corporate securities	113.4	0.7	158.4	3.5	271.8	4.2

Mortgage-backed securities	34.4	0.5	106.2	2.8	140.6	3.3

Preferred stock	-	-	0.5	-	0.5	-

Equity securities	15.0	1.4	2.7	0.5	17.7	1.9

Total	$187.3	$2.7	$348.5	$7.8	$535.8	$10.5

As of September 30, 2006, we held 790 securities with a total estimated fair value of $535.8 million which had gross unrealized losses of $10.5 million. Of the 790 securities, 404 were in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $348.5 million and gross unrealized losses of $7.8 million. The 404 securities with unrealized losses in excess of twelve months were either investment grade long-term bonds, preferred stocks or common stocks, and we have the intent and ability to hold those securities to recovery.

In connection with the previously announced redomestication of our principal underwriters to Nebraska, in the first quarter of 2007, we expect a significant dividend from one of our underwriters to the parent, LandAmerica Financial Group, Inc. The dividend will be funded by liquidating part of our fixed income portfolio. As we no longer have the intent to hold certain fixed income securities to recovery, we impaired 33 securities in our fixed income portfolio and realized a loss of $1.6 million during the period ended September 30, 2006. The remaining securities with unrealized losses in excess of twelve months are investment grade long-term bonds that we have the intent and the ability to hold to recovery.

We have concluded that none of the available-for-sale securities with unrealized losses at September 30, 2006, has experienced an other-than-temporary impairment. This conclusion was based on a number of factors including: (1) the significance of the decline; (2) whether the securities were rated below investment grade; (3) how long the securities have been in an unrealized loss position; and (4) our ability and intent to retain the investment for a sufficient period of time for it to recover.

At September 30, 2006, no industry group comprised more than 10 percent of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States, and is not dependent on economic stability of one particular region.

At September 30, 2006, we did not hold any fixed maturity securities in any single issuer which exceeded 10 percent of shareholder’s equity other than securities issued or guaranteed by the U.S. government.

5.	MERGER AGREEMENT

On March 28, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Capital Title Group, Inc. (“CTG”) and CTG Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of LandAmerica. Under the terms of the Merger Agreement, the Merger Sub merged with and into CTG (the “Merger”) and CTG continued as the surviving corporation in the Merger and became a wholly-owned subsidiary of LandAmerica. On September 8, 2006, we completed the merger with CTG which consists of a title insurance underwriter, agent, and settlement services provider and related companies. CTG services customers primarily in Arizona, California and Nevada. We believe that our acquisition of CTG will strengthen our presence in key western states and add scale to our Lender Services platform.

The Merger was accounted for using the purchase method in accordance with FASB SFAS No. 141, Business Combinations (“SFAS No. 141”). Under the terms of the Merger Agreement, we acquired 100 percent of CTG’s common stock for approximately $252.3 million which consisted of $202.6 million of cash, including direct transaction costs of $3.3 million, and $49.7 million of our common stock, which represented 775,576 shares. In recording the merger, the value of the 775,576 shares issued was determined based on the measurement criteria in EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.

In accordance with SFAS No. 141, the cost of the Merger was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the merger, with the amounts exceeding the fair value being recorded as goodwill. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, property, plant and equipment, title plants, deferred taxes, exiting certain contractual arrangements and the expected plans to rationalize the combined workforce. The valuations will be finalized within 12 months of the close of the merger. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangibles and goodwill. The results of operations of CTG have been included in our consolidated financial statements since the merger date.

In connection with the Merger, we issued $100.0 million principal amount of Series E Senior Notes and drew down $100.0 million of our revolving credit facility to fund a portion of the merger. (See Note 11, “Credit Arrangements” for further information.)

Selected unaudited pro forma results of operations for the period ended September 30, 2006, assuming the merger had occurred as of January 1, 2005, is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

	(In millions, except per share amounts)

Total revenue	$1,050.1	$1,142.6	$3,149.2	$3,140.2
Net income	8.3	47.5	54.4	114.4
Net income per common share	0.48	2.60	3.09	6.22
Net income per common share assuming dilution	0.47	2.53	2.99	6.12

The above pro forma results are presented for information purposes only and may not be indicative of the operating results that would have occurred had this merger been consummated as of the beginning of 2005.

6.	POLICY AND CONTRACT CLAIMS

We review our claims experience quarterly, and in conjunction with our outside actuaries, evaluate the adequacy of our claims reserve. We consider factors such as historical timing of reported claims and claims payment over the period in which policies are effective against actual experience by year of policy issue to determine the amount of claims liability required for each year for which policies are outstanding. We also consider the impact of current trends in marketplace activity, including refinance activity, which may shorten the time period a policy is outstanding, bankruptcies and individual large claims attributable to any particular period in determining the expected liability associated with each year.

Based on our review of the underlying claims data and trends therein, we have provided for claims losses using approximately 8.0% and 5.3% of operating revenue from the Title Operations segment for the third quarters of 2006 and 2005, respectively, and approximately 6.3% and 5.3% of operating revenue from the Title Operations segment for the first nine months of 2006 and 2005. The increase in the claims provision ratio was primarily due to upward development in policy years 2001 through 2005. Since there is an extended time period for which we are liable, slight changes in current claims experience can result in a significant impact in the amount of liability required for potential Incurred But Not Reported (“IBNR”) claims. We believe that we have reserved appropriately for all reported and IBNR claims at September 30, 2006 based on the results of the actuarial evaluation and evaluation of any known trend.

7.	PENSIONS AND OTHER POST-RETIREMENT BENEFITS

The following presents the estimated net pension expense recorded in the financial statements for each of the three and nine-month periods ending September 30, 2006, and 2005. The 2006 information is based on preliminary data provided by our consulting actuaries.

The amounts are as follows:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(In millions)
Components of net pension (income) expense:
Service cost	$-	$-	$0.2	$0.2
Interest cost	3.6	3.6	0.9	0.7
Expected return on plan assets	(4.5)	(3.9)	-	-
Amortization of unrecognized transition obligation	-	-	0.3	0.3
Prior service cost recognized	-	-	0.1	0.2
Recognized loss	1.8	0.9	0.2	-
(Gain) or loss due to settlement or curtailment	(2.0)	1.3	-	-
Net pension (income) expense	$(1.1)	$1.9	$1.7	$1.4

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(In millions)
Components of net pension expense:
Service cost	$-	$-	$0.7	$0.6
Interest cost	10.8	10.6	2.7	2.3
Expected return on plan assets	(13.5)	(11.7)	-	-
Amortization of unrecognized transition obligation	-	-	0.9	0.9
Prior service cost recognized	-	-	0.3	0.4
Recognized loss	5.4	2.9	0.5	-
(Gain) or loss due to settlement or curtailment	-	3.5	-	-
Net pension expense	$2.7	$5.3	$5.1	$4.2

On December 31, 2004, we froze the accumulation of benefits available under our principal pension plan.

Weighted-average assumptions used to determine net cost for each of the three and nine-month periods ending September 30, 2006, and 2005 are as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Discount rate	5.50%	6.00%	5.50%	6.00%
Expected return on plan assets	8.25%	8.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	3.50%	3.50%

8.	COMMITMENTS AND CONTINGENCIES

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

Litigation Not in the Ordinary Course of Business

On June 22, 2004, Gateway Title Company, Inc. (“Gateway”), Commonwealth Land Title Company, Inc. (“Commonwealth”) and LandAmerica Financial Group, Inc. (“Plaintiffs”) filed a Complaint, subsequently amended by a First Amended Complaint filed June 25,
2004, in the Superior Court of California, County of Los Angeles, Central District (the “Court”), against the Mercury Company and its affiliates Financial Title, Alliance Title, Investors Title and various individuals including Joseph DiChiacchio, a former manager of LandAmerica (Case No. BC 317441) (collectively, the “Defendants”). The lawsuit claims substantial monetary and punitive damages for unfair competitive business practices in conjunction with Plaintiffs’ loss of over 300 employees in California, most of which appears to have occurred within an approximately twenty-four month period. On August 12, 2004, the Court granted a Temporary Restraining Order, followed by a Preliminary Injunction granted September 27, 2004, against the Defendants based upon a showing of significant likelihood of Plaintiffs prevailing on the merits combined with irreparable harm to Plaintiffs if injunctive relief did not issue. The injunctive relief generally prohibited the solicitation of Plaintiffs’ employees. The preliminary injunctive relief has now expired. On December 13, 2004, Alliance Title Company, Inc., Financial Title Company, Inc., Roberto Olivera and Ray Arias filed a Cross-Complaint for unfair competitive business practices. On December 13, 2004, Mr. DiChiacchio also filed a Cross-Complaint alleging similar claims, including back wages and additional bonus payments. Plaintiffs are disputing and intend to vigorously defend the Cross-Complaints.

A mandatory settlement conference was held on August 1, 2005 and voluntary mediation on September 7, 2005. After completion of discovery, a jury trial began in early May 2006 and resulted in a verdict for Gateway of approximately $8.4 million. Judgment has not been entered pending resolution of the Cross-Complaints. We are evaluating whether or not to appeal the verdict. We believe that the award of damages to Gateway exceeds any claim of offset raised in the Cross-Complaints we expect to be scheduled for trial early in 2007.

On January 25, 2002, Miles R. Henderson and Patricia A. Henderson (the “Plaintiffs in the Henderson Suit”) filed a putative class action suit (the “Henderson Suit”) against Lawyers Title Insurance Corporation (“Lawyers Title”) in the Court of Common Pleas for Cuyahoga County, Ohio. Lawyers Title removed the case to the District Court for the Northern District of Ohio on March 6, 2002, and the Plaintiffs amended the complaint on March 8, 2002. On June 28, 2002, the District Court remanded the case to the Court of Common Pleas for Cuyahoga County, Ohio. A similar putative class action suit was filed against Commonwealth, by Rodney P. Simon and Tracy L. Simon (the “Plaintiffs in the Simon Suit”) in the Court of Common Pleas for Cuyahoga County, Ohio on March 5, 2003. The Plaintiffs in both suits alleged that the defendants had a practice of charging original rates for owners title insurance policies when lower, reissue rates should have been charged. Both defendants initially responded by demanding that the actions be arbitrated, but on final appeal to the Ohio Supreme Court, the Court ruled that arbitration was not required for either suit. On remand to the trial court, the Plaintiffs in the Henderson Suit are now seeking to have the case certified as a class action on behalf of all sellers and buyers of residential property in Ohio who paid the higher original rate from 1992 to the present. The hearing on class certification has been scheduled for April 16, 2007. The Plaintiffs in the Simon Suit are seeking to have the case certified as a class action on behalf of all sellers of residential property in Ohio, who paid the original rate from 1993 to the present, as requested in the original complaint, although no hearing date on the class certification has been scheduled. The Plaintiffs in both cases have demanded an unspecified amount of compensatory damages, declaratory and injunctive relief, punitive damages, and attorneys’ fees and costs. These cases are in the early stages, there have been no class certifications, and the defendants believe that they have meritorious defenses. At this stage of the litigation, the amount or range of loss that could result from an unfavorable outcome cannot be reasonably estimated.

We are defendants in a number of other purported class action cases pending in various states that include allegations that certain consumers were overcharged for title insurance and/or related services. The dollar amount of damages sought has generally not been specified in these cases except for jurisdictional limits. We intend to vigorously defend these actions.

Regulatory Investigations and Inquiries

We have received certain information requests and subpoenas from various regulatory authorities relating to our business practices and the title insurance industry. As detailed below, a number of these inquiries focus on captive reinsurance, among other matters.

Captive reinsurance involves the provision of reinsurance by a reinsurance company that is owned by another entity, typically a lender, developer or other party that is a provider of real estate-related services. From the inception of our captive reinsurance programs in 1997 through 2004, reinsurance premiums paid by us to captive reinsurers totaled approximately $12.0 million. The revenues from these programs were not material to our results of operations. We voluntarily terminated our captive reinsurance arrangements as of February 2005, notwithstanding our belief that we had operated the programs in accordance with applicable law. In addition, as set out on page 21, we settled certain of these investigations without admitting any liability.

Specifically, we have received the following regulatory inquiries:

In 2004, the Office of the Attorney General of the State of New York (“NYAG”) initiated an investigation into the business practices of companies engaged in the title insurance business. We have received subpoenas and requests from the NYAG seeking information and documents related to certain industry business practices, including, among other things, competitive market practices, the compensation of title insurance agents and producers by underwriters, and captive and other reinsurance arrangements, and we continue to respond to those subpoenas and requests. The Company has participated in settlement discussions with the NYAG and the insurance department of the State of New York with regard to alleged violations of New York Insurance Law that they perceive as a result of the NYAG’s investigation.

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

In 2006, we received and are responding to an Administrative Subpoena from the Minnesota Department of Commerce with regard to a market examination. The insurance department of the State of New York has commenced a market conduct exam and indicated its intent to determine the Company’s adherence to filed premium rates, including whether refunds of overcharges to certain consumers may be required. The Maryland Department of Insurance has requested captive reinsurance information. The California Department of Insurance requested information regarding any technology arrangements with settlement services providers.

We also reached agreements with the insurance departments of the states of California and Arizona in 2005 and Virginia, Nevada, Colorado and North Carolina in 2006 to settle filed or potential claims regarding captive reinsurance and other regulatory matters except overcharges of certain consumers in California, without admitting any liability. These six states accounted for approximately 82% of our captive reinsurance business.

In June 2005, we established reserves of $19.0 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes the settlements with the California, Arizona, Nevada, Virginia, Colorado and North Carolina departments of insurance. Based on actual settlements, we released $6.7 million of this reserve back into earnings in fiscal year 2005. The remaining reserve at September 30, 2006 was approximately $5.9 million.

The State of Washington Office of Insurance Commissioner issued its exam report on title insurance business practices on October 16, 2006, indicating it will not seek fines or penalties for allegedly improper conduct involving illegal incentives and inducements to steer business and it will focus its efforts on future compliance and prevention.

Also, in addition to or in connection with the above-referenced inquiries, multiple states, including California, Florida, Louisiana, Nevada, New Mexico, Texas and New York, are examining pricing levels and/or competition in the title insurance industry, with a view to determining whether prices are justified, and if not, to implement rate changes, including potential reductions.

The Texas Commissioner held a hearing of the current Texas title rate case beginning on August 16, 2006 and the case is now pending before the Commissioner who may order a rate adjustment. In the course of prehearing discovery, the Department has sought and we have provided statistical data and testimony relating to the types and level of expenses for both underwriters and agents, captive reinsurance, rebating and other practices that may have the effect of raising the expenses of title insurers and agents.

On June 30, 2006, the Acting Superintendent of Insurance for New Mexico issued an Interim Order that the 2006 title insurance rates announced in a March 2006 order and scheduled to take effect on July 1, 2006 are to be implemented on an interim basis, subject to later revision if it is ultimately determined that the rates should be reduced and subject to refund. An annual title rate case to determine 2007 rates has been set for hearing beginning November 16, 2006.

In Nevada, a Commissioner of Insurance Order was issued on September 25, 2006 following a June 19, 2006 hearing and a July 3, 2006 request for information. The Order came to no conclusion on current rate levels or competition and directed the Nevada Division of Insurance staff to conduct further inquiries and provide a report by November 30, 2006.

On July 3, 2006, California issued a Notice of Proposed Action which sets forth proposed regulations governing the rating of title insurance and related services, including the imposition of interim rate reductions and future filing of mandated statistical plans that would impose substantially higher costs on title insurance operations in California, and held a hearing on such Proposed Action on August 30, 2006.

On July 17, 2006, the Florida Office of Insurance Regulation announced the completion of a review of title insurance regulation in the state and said the information from the study would be used to begin a full review of title insurance rates charged in Florida. The Florida Office of Insurance Regulation has developed a rule to govern the upcoming rate analysis and rate setting process.

The New York Department of Insurance has scheduled a public hearing on November 3, 2006 to inquire into matters relating to current rates charged by title insurance companies in New York.

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

Other Commitments and Guarantees

We had guarantees of indebtedness of others of approximately $3.5 million at September 30, 2006 and $3.9 million at December 31, 2005.

Our industrial bank subsidiary regularly commits to fund real estate loans. The amount of such commitments was not material as of September 30, 2006.

Lease Commitments

We entered into sale-leaseback transactions whereby we sold and leased back assets classified as furniture and equipment. In connection with the relocation and consolidation of our corporate offices and shared resources center, we terminated a portion of the sales-leaseback agreements. The cost of terminating the leases was approximately $2.4 million, which has been reflected in our results of operations for the three and nine months ended September 30, 2006.

9.	SHAREHOLDERS’ EQUITY

In December 2004, the Board of Directors approved a share repurchase program with an expiration of February 2006 that authorized us to repurchase up to one million shares of our common stock at a cost not to exceed $60.0 million. During the fourth quarter 2005, we fully executed that share repurchase program. As a result, in October 2005, the Board of Directors approved a share repurchase program expiring July 2007 that authorized us to repurchase an additional 1.25 million shares of our common stock. We have repurchased 429,000 shares during the first nine months of 2006 for $28.1 million at an average price of $65.53 per share. At September 30, 2006, we had approximately 758,000 shares remaining in our authorized repurchase program.

10.	WRITE-OFF OF INTANGIBLE AND OTHER LONG-LIVED ASSETS

In January 2006, we announced our plan to relocate and consolidate our corporate offices and shared resources operations. As a result, we wrote down the building and related assets to the fair value less cost to sell. The impairment charge for the write down was approximately $10.2 million, which has been reflected in our results of operations for the nine months ended September 30, 2006. As of October 16, 2006, we sold our existing corporate office building and related assets.

Effective October 2005, LandAmerica Tax and Flood Services, Inc. (“LATF”), one of our wholly-owned subsidiaries, ceased providing future tax services to one of its largest tax and flood customers for two states, California and Colorado, but continued to manage that customer’s tax and flood services portfolio in 23 states in the western United States. As a result of the loss of business, we conducted an impairment test of LATF’s long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, using estimated future cash flows. Additionally, we conducted an impairment test of LATF’s goodwill intangible in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, using cash flow analysis to project the discounted future cash flows produced by the reporting unit. On October 7, 2005, we determined that LATF’s customer relationship intangible was impaired by $37.6 million and the net impairment charge was included in our results of operations for the three and nine-month periods ended September 30, 2005. In addition, we determined that LATF’s goodwill balance of $188.0 million was not impaired.

11.	CREDIT ARRANGEMENTS

Senior Notes

On July 28, 2006, we entered into a Note Purchase and Master Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“Prudential”) and the other purchasers thereunder. Under the Note Purchase Agreement, we issued $50.0 million of Senior Notes, Series D (the “Series D Notes”) to the Series D Note purchasers on August 31, 2006 and we issued $100.0 million of Senior Notes, Series E (the “Series E Notes”) to the Series E Note purchasers on September 7, 2006. In addition, the Note Purchase Agreement contained provisions for an uncommitted shelf facility for which we may issue, on or prior to July 28, 2009, up to $75.0 million of Senior Notes (the “Shelf Notes”) to Prudential, upon mutually acceptable terms and conditions as may be agreed upon at the time of issuance. As of September 30, 2006, there were no borrowings outstanding under the Shelf Notes.

The Series D Notes mature on August 31, 2016 and bear interest at a rate of 6.66% per annum. Series E Notes mature on August 31, 2016 and bear interest at a rate of 6.70% per annum. The Shelf Notes, if issued, will bear interest at a to-be-determined per annum rate and will have maturities of no more than ten years. The Note Purchase Agreement, which governs the Series D Notes, Series E Notes and Shelf Notes, contains certain restrictive covenants, including a minimum debt to capitalization ratio and debt service ratio.

We used the proceeds from the sale of the Series D Notes to pay our 7.16% Senior Notes, Series A that matured on August 31, 2006. The proceeds from the sale of the Series E Notes were used to pay a portion of the CTG merger. (See Note 5, “Merger Agreement.”)

Credit Facility

On July 28, 2006, we entered into a Revolving Credit Agreement (the “Credit Agreement”) with SunTrust Bank, as administrative agent, issuing bank and swingline lender, and the other lenders party thereto. The Credit Agreement established a new, five-year revolving credit arrangement that replaced our previous five-year revolving credit arrangement entered into as of November 6, 2003.

The Credit Agreement established a credit facility in the aggregate principal amount of up to $200.0 million. The Credit Agreement contains certain restrictive covenants, including a minimum debt to capital ratio, an interest coverage ratio and maintenance of consolidated net worth requirement. With respect to the consolidated net worth requirement, consolidated net worth cannot be less than an amount equal to the sum of (1) 85% of the consolidated net worth at December 31, 2005, plus; (2) 50% of consolidated net income on a cumulative basis for each succeeding quarter starting with the quarter ending March 31, 2006, plus; (3) 100% of the amount by which total shareholders’ equity is increased as a result of any public or private common stock offerings, excluding issuances of stock options and restricted stock to employees. As of September 30, 2006, there was $100.0 million outstanding under the Credit Agreement which was used to pay a portion of the CTG merger.

12.	SEGMENT INFORMATION

We are engaged in the business of providing title insurance as well as a broad array of real estate transaction-related services. We have three reporting segments that fall within three primary business segments, Title Operations, Lender Services and Financial Services. The remaining immaterial reportable segments have been combined into a group called Corporate and Other.

Based on changes in our organizational structure and the combination of service offerings in our Lender Services segment, we have reclassified LandAmerica OneStop, Inc.’s services operations, which provide title and closing services to national lenders, to the Lender Services segment from the Title Operations segment. Amounts from 2005 have been reclassified to conform to the 2006 presentation.

Title Operations includes title insurance policies, escrow and closing services, and other real estate transaction management services for the residential and commercial market.

Lender Services provides services consisting primarily of title and closing, residential appraisal and valuation services, real estate tax processing, flood zone determinations, mortgage loan subservicing, consumer mortgage credit reporting and default management services for the national lenders market.

Financial Services consists of Orange County Bancorp and its wholly-owned subsidiary, Centennial Bank, a California industrial bank primarily engaged in the business of providing real estate loans in the Southern California market.

Corporate and Other includes home warranty, residential inspection and commercial appraisals and assessments, as well as the unallocated portion of the corporate expenses related to our corporate offices and unallocated interest expense.

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

The following tables provide selected financial information about our operations by segment for the three and nine-month periods ending September 30, 2006, and 2005:

	Three Months Ended September 30,
	Operating Revenue	Personnel Cost	Depreciation	Amortization of Intangible Assets	Income Before Taxes
	(In millions)
2006
Title Operations	$865.2	$234.3	$6.1	$3.3	$48.4
Lender Services	59.6	23.4	1.4	2.6	3.4
Financial Services	0.2	0.6	-	-	4.1
Corporate and Other	29.2	22.6	1.0	0.9	(31.3)
Total	$954.2	$280.9	$8.5	$6.8	$24.6

2005 (as restated)
Title Operations	$926.3	$250.8	$5.3	$2.9	$112.4
Lender Services	62.9	23.1	1.0	3.8	(34.0)
Financial Services	0.4	0.6	-	-	3.7
Corporate and Other	26.7	18.6	1.1	0.9	(18.3)
Total	$1,016.3	$293.1	$7.4	$7.6	$63.8

	Nine Months Ended September 30,
	Operating Revenue	Personnel Cost	Depreciation	Amortization of Intangible Assets	Income Before Taxes
	(In millions)
2006
Title Operations	$2,566.2	$703.1	$17.3	$8.8	$171.8
Lender Services	177.1	71.5	3.7	7.8	12.2
Financial Services	0.7	1.8	-	0.1	12.5
Corporate and Other	83.6	70.0	2.6	2.7	(96.0)
Total	$2,827.6	$846.4	$23.6	$19.4	$100.5

2005 (as restated)
Title Operations	$2,503.5	$700.7	$15.4	$8.2	$220.6
Lender Services	206.0	67.4	3.1	11.4	0.3
Financial Services	0.8	1.8	-	0.2	9.4
Corporate and Other	71.9	53.4	3.4	2.5	(61.1)
Total	$2,782.2	$823.3	$21.9	$22.3	$169.2

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our long-term goal is to enhance our position as one of the largest providers of real estate transaction services. To accomplish this objective, we have expanded operations through internal growth and selective strategic acquisitions. Our business operations are organized under three primary business segments: Title Operations, Lender Services and Financial Services. Other business operations not required to be reported separately are reported in a category called Corporate and Other. Based on changes in the organizational structure and combination of service offerings in the Lender Services segment, we have reclassified our LandAmerica OneStop services operations, which provide title and closing services to national lenders, to the Lender Services segment from the Title Operations segment. Amounts from 2005 have been reclassified to conform to the 2006 presentation. A description of these segments, including certain key factors impacting these businesses, are provided in Note 12 to Consolidated Financial Statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 9, 2006. Also, starting with first quarter 2006, we are providing direct operating revenue from our commercial operations as opposed to the previous definition of commercial revenue as being premiums from policies providing coverage over $1 million in liability.

The title insurance business is closely related to the overall level of residential and commercial real estate activity, which is generally affected by the relative strength or weakness of the United States economy. In addition, title insurance volumes fluctuate based on the effect that changes in interest rates have on the level of real estate activity. Periods of increasing interest rates usually have an adverse impact on real estate activity and therefore premium and fee revenue. In contrast, real estate activity usually increases when interest rates fall. We typically report our lowest revenue in the first quarter, with revenue increasing into the second quarter and through the third quarter. The fourth quarter customarily may be as strong as the third quarter, depending on the level of activity in the commercial real estate market. Due to a down turn in the real estate environment during 2006, our results have not followed the typical seasonal patterns with third quarter 2006 results below second quarter 2006 results.

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

Recent Accounting Pronouncements

In October 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1 and FASB Staff Position FAS 123(R)-6, Technical Corrections of FASB Statement No. 123(R) (“FSPs”). These FSPs address whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1 and address certain technical corrections of FASB Statement No. 123(R), respectively. These FSPs are effective in the first reporting period beginning after October 10, 2006 and October 20, 2006, respectively. We believe that adopting these FSPs will not have a material impact on our financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. We are evaluating the impact of adopting SFAS No. 157 on our financial statements.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirement and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

We estimate the impact of adopting SFAS No. 158 to be approximately $14 million, reflected as a reduction in net assets on our balance sheet, with no impact to our results of operations or cash flow.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We believe that SAB 108 will not have a material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier adoption permitted. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 permits remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of fiscal years that begin after September 15, 2006. We are evaluating the impact of adopting SFAS No. 155 on our financial statements.

Results of Operations

Operating Revenue

The following table provides a summary of our operating revenue for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006		2005
			(as restated)
	(Dollars in millions)
Title Operations
Direct Operations	$361.6	37.9%	$422.7	41.6%
Agency Operations	503.6	52.8	503.6	49.6
	865.2	90.7	926.3	91.2

Lender Services	59.6	6.2	62.9	6.2

Financial Services	0.2	-	0.4	-

Corporate and Other	29.2	3.1	26.7	2.6

Total	$954.2	100.0%	$1,016.3	100.0%

	Nine Months Ended September 30,
	2006		2005
			(as restated)
	(Dollars in millions)
Title Operations
Direct Operations	$1,079.1	38.2%	$1,128.8	40.6%
Agency Operations	1,487.1	52.6	1,374.7	49.4
	2,566.2	90.8	2,503.5	90.0

Lender Services	177.1	6.3	206.0	7.4

Financial Services	0.7	-	0.8	-

Corporate and Other	83.6	2.9	71.9	2.6

Total	$2,827.6	100.0%	$2,782.2	100.0%

Title Operations - Operating revenue from direct title operations decreased $61.1 million, or 14.5%, in third quarter 2006 from third quarter 2005 and decreased $49.7 million, or 4.4%, in the first nine months of 2006 from the comparable period in 2005. Before the impact of the CTG Merger, operating revenue from direct operations decreased $74.9 million, or 17.7%, in third quarter 2006 from third quarter 2005 and decreased $63.5 million, or 5.6%, in the first nine months of 2006 compared to the first nine months of 2005. During third quarter 2006, direct operating revenue was negatively impacted by the decline in order volume from the softening real estate market, partially offset by an increase in the direct operating revenue per direct closed order. Direct operating revenue for the first nine months of 2006 was impacted by the decline in order volume offset in part by an increase in the direct operating revenue per direct closed order and strong commercial activity.

Closed orders from the Company’s direct title operations decreased 27.9% in third quarter 2006 from third quarter 2005 while the direct operating revenue per direct closed order increased approximately 18.6%. Closed orders decreased 20.5% in the first nine months of 2006 compared to the prior year period while the direct operating revenue per direct closed order increased 20.3%. Before the impact of the CTG Merger, closed orders from direct title operations decreased 30.6% in third quarter 2006 from third quarter 2005 and 21.5% in the first nine months of 2006 from the comparable period in 2005.

Revenue from direct title commercial operations was $89.2 million in third quarter 2006, compared to $90.3 million in third quarter 2005, a decrease of 1.2% from third quarter 2005, and $274.7 million in the first nine months of 2006, compared to $246.7 million in the first nine months of 2005, an increase of 11.3%.

Operating revenue from agency title operations was $503.6 million in third quarter 2006 and third quarter 2005. Operating revenue from agency title operations increased $112.4 million, or 8.2%, in the first nine months of 2006 over the first nine months of 2005. Growth in agency business, particularly in certain southeastern markets, contributed to the increase in agency revenue year over year and kept agency revenue flat quarter over quarter even though the overall real estate market has declined.

Lender Services - Operating revenue decreased $3.3 million, or 5.2%, in third quarter 2006 compared to third quarter 2005. Results for third quarter 2006 were impacted by declines in the title and closing business and credit services businesses, offset in part by growth in the default services business and the impact of acquisitions. Before the impact of acquisitions, operating revenue decreased $7.6 million, or 12.1%, in third quarter 2006 compared to third quarter 2005.

Operating revenue decreased $28.9 million, or 14.0%, in the first nine months of 2006 compared to the first nine months of 2005. Before the impact of acquisitions, operating revenue decreased $33.4 million, or 16.2%, in the first nine months of 2006 compared to the first nine months of 2005. Results for the first nine months of 2005 included accelerated deferred revenue related to the Company’s tax and flood business of $32.7 million. Before the recognition of accelerated revenue in 2005 and the impact of acquisitions in 2006, the decrease in the first nine months of 2006 compared to the first nine months of 2005 was primarily due to a decline in the credit services business, partially offset by growth in the default and loan subservicing businesses.

Corporate and Other -  Operating revenue for the Corporate and Other segment increased by $2.5 million, or 9.4%, in third quarter 2006 over third quarter 2005 and increased by $11.7 million, or 16.3%, in the first nine months of 2006 over the same period in 2005. The increase in operating revenue in third quarter 2006 over third quarter 2005 was due to strong commercial business. The increase in operating revenue for the first nine months of 2006 over the comparable period in 2005 was due to strong commercial business and increased revenue in the home warranty business.

Investment and Other Income

Investment and other income increased $4.4 million, or 16.1%, in third quarter 2006 over third quarter 2005 and $20.9 million, or 28.6%, in the first nine months of 2006 over the first nine months of 2005. The Financial Services segment generated $2.3 million of additional investment income in third quarter 2006 over third quarter 2005, and $8.0 million of additional investment income in the first nine months of 2006 over the first nine months of 2005. These increases were due to an increase in the portfolio of investments and an increase in interest rates.

Net Realized Investment Gains

Net realized investment gains were $6.1 million in third quarter 2006 compared to $1.9 million in third quarter 2005. The increase was primarily due to gains from the repositioning of our REIT portfolio. Net realized investment gains were $5.5 million in the first nine months of 2006 compared to $3.0 million in the first nine months of 2005. Net realized investment gains in the first nine months of 2006 include a realized loss of $1.6 million related to the impairment of certain securities. For further details, see Note 4, “Investments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Salary and Employee Benefits

The following table provides a summary of our salary and employee benefit costs for the three and nine-month periods ending September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006		2005
			(as restated)
	(Dollars in millions)
Title Operations	$234.3	83.4%	$250.8	85.6%

Lender Services	23.4	8.3	23.1	7.9

Financial Services	0.6	0.2	0.6	0.2

Corporate and Other	22.6	8.1	18.6	6.3

Total	$280.9	100.0%	$293.1	100.0%

	Nine Months Ended September 30,
	2006		2005
			(as restated)
	(Dollars in millions)
Title Operations	$703.1	83.1%	$700.7	85.1%

Lender Services	71.5	8.4	67.4	8.2

Financial Services	1.8	0.2	1.8	0.2

Corporate and Other	70.0	8.3	53.4	6.5

Total	$846.4	100.0%	$823.3	100.0%

Title Operations - Title Operations salary and employee benefit costs decreased by $16.5 million, or 6.6%, in third quarter 2006 compared to third quarter 2005 and increased $2.4 million, or 0.3%, in the first nine months of 2006 compared to the first nine months of 2005. Before the impact of acquisitions, salary and employee benefit costs decreased $25.3 million, or 10.1%, in third quarter 2006 from third quarter 2005 and decreased $6.4 million, or 0.9% in the first nine months of 2006 from the first nine months of 2005. Average Full Time Equivalent

(“FTE”) counts for the Title Operations segment were 10,727 in third quarter 2006 versus 11,147 in third quarter 2005, or a decrease of 3.8% (7.5% before acquisitions). FTEs for the Title Operations segment decreased to 10,623 in the first nine months of 2006 from 10,683 in the first nine months of 2005, or a decrease of 0.6% (1.9% before acquisitions).

Lender Services - Lender Services salary and employee benefit costs increased by $0.3 million, or 1.3%, in third quarter 2006 compared to third quarter 2005. Salary and employee benefit costs increased by $4.1 million, or 6.1%, in the first nine months of 2006 compared to the first nine months of 2005. Before the impact of acquisitions, salary and employee benefit costs for Lender Services decreased by $1.3 million, or 5.6%, in third quarter 2006 compared to third quarter 2005 due to a reduction of 95 FTEs, offset by an increase in average wages and benefit costs and increased by $2.4 million, or 3.6%, in the first nine months of 2006 compared to the first nine months of 2005 due to an increase in average wages and benefit costs offset by a reduction of 17 FTEs.

Corporate and Other - Corporate and Other salary and employee benefit costs increased $4.0 million, or 21.5%, in third quarter 2006 over third quarter 2005 and increased $16.6 million, or 31.1%, in the first nine months of 2006 over the first nine months of 2005 which was primarily due to headcount and salary increases in the operating units of our home warranty, and commercial appraisal and assessment businesses and headcount and salary increases related to our investment in technology resources.

Agent Commissions

The following table provides a summary of agent commissions and related revenue in the Title Operations segment for the three and nine-month periods ending September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Agent commissions	$404.6	$402.7	$1,191.9	$1,098.9

Agent revenue	$503.6	$503.6	$1,487.1	$1,374.7

% Retained by agents	80.3%	80.0%	80.1%	79.9%

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

Based on our review of the underlying claims data and trends therein, we have provided for claims losses using approximately 8.0% and 5.3% of operating revenue from the Title Operations segment for the third quarters of 2006 and 2005, respectively, and approximately 6.3% and 5.3% of operating revenue from the Title Operations segment for the first nine months of 2006 and 2005. The increase in the claims provision ratio was primarily due to upward development in policy years 2001 through 2005. Since there is an extended time period for which we are liable, slight changes in current claims experience can result in a significant impact in the amount of liability required for potential Incurred But Not Reported (“IBNR”) claims. We believe that we have reserved appropriately for all reported and IBNR claims at September 30, 2006 based on the results of the actuarial evaluation and evaluation of any known trend.

Write-off of Intangible and Other Long-Lived Assets

In connection with the relocation and consolidation our corporate offices and shared resources operations, we wrote down our existing building and related assets to fair value less cost to sell by approximately $0.5 million in the third quarter of 2006 and $10.2 million in the first nine months of 2006. In the third quarter and first nine months of 2005, we recorded a $37.6 million write-down for a portion of the customer relationship intangible related to the 2003 acquisition of our tax and flood business. For further details, see Note 10, “Write-off of Intangible and Other Long-Lived Assets” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Amortization

Amortization expense decreased by $0.8 million in third quarter 2006 compared to third quarter 2005 and by $2.9 million in the first nine months of 2006 compared to the first nine months of 2005. The decreases are primarily the result of the write-off of customer relationship intangibles assets in 2005 of $37.6 million within our Lender Services segment. We are amortizing the intangible assets acquired as part of these businesses over their estimated useful lives.

Interest Expense

Interest expense increased by $2.5 million in third quarter 2006 compared to third quarter 2005 and by $5.4 million in the first nine months of 2006 compared to the first nine months of 2005. The increase was related to increases in interest-bearing deposits and borrowings at Centennial Bank, our industrial bank subsidiary and interest on our senior notes and credit facility. See “Liquidity and Capital Resources” for further details. We anticipate that interest expense will continue to exceed prior period levels throughout 2006.

Premium Taxes

Insurance companies are generally not subject to state income or franchise taxes. However, they are subject to a “premium tax” on certain operating revenue, depending on the state. The tax rates and amounts that are subject to tax vary from state to state. Premium taxes as a percentage of total title insurance revenue were approximately 1.4% and 1.2% in the third quarters of 2006 and 2005, respectively, and 1.3% and 1.2% in the first nine months of 2006 and 2005, respectively.

General, Administrative and Other

The following table provides a summary of our general, administrative and other costs for the three and nine-month periods ending September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006		2005
	(Dollars in millions)
Title Operations	$116.5	66.2%	$113.6	68.6%

Lender Services	30.2	17.2	30.7	18.6

Financial Services	0.7	0.4	0.3	0.2

Corporate and Other	28.6	16.2	20.9	12.6
Total	$176.0	100.0%	$165.5	100.0%

	Nine Months Ended September 30,
	2006		2005
	(Dollars in millions)
Title Operations	$353.5	68.3%	$353.4	70.1%

Lender Services	84.9	16.4	86.5	17.2

Financial Services	1.3	0.3	1.2	0.2

Corporate and Other	77.8	15.0	62.8	12.5
Total	$517.5	100.0%	$503.9	100.0%

Title Operations - Title Operations general and administrative expenses increased by $2.9 million, or 2.6%, in third quarter 2006 from third quarter 2005 and increased $0.1 million in the first nine months of 2006 from the first nine months of 2005. General and administrative expenses in third quarter 2006 and the first nine months of 2006 included the impact of acquisitions of $3.8 million. General and administrative expenses in the first nine months of 2005 included $19.0 million of accrued legal costs related to captive reinsurance inquiries and $10.3 million for the settlement of a class action lawsuit. Before these items, general and administrative costs decreased $0.9 million, or 0.8%, in third quarter 2006 from third quarter 2005 and increased $25.6 million, or 7.9%, in the first nine months of 2006 from the first nine months of 2005. The increase in general and administrative costs in the first nine months of 2006 from the first nine months of 2005 occurred primarily in the first half of the year and was due to increased fees from outside services as a result of higher volumes of operating revenue and increased legal costs associated with state regulatory inquiries.

Lender Services - Lender Services general and administrative expenses decreased by $0.5 million in third quarter 2006 from the comparable period in 2005 and decreased $1.6 million, or 1.8%, in the first nine months of 2006 from the comparable period in 2005. Before the impact of acquisitions, general and administrative expenses decreased by $3.5 million, or 11.4%, in third quarter 2006 from third quarter 2005 and decreased $4.7 million, or 5.4%, in the first nine months of 2006 from the first nine months of 2005. The decrease in general and administrative expenses was primarily due to lower expenses as a result of lower volume.

Corporate and Other - Corporate and Other general and administrative expenses increased by $7.7 million, or 36.8%, in third quarter 2006 from third quarter 2005 and increased by $15.0 million, or 23.9%, in the first nine months of 2006 over the comparable period in 2005. The increase in general and administrative expenses in third quarter 2006 from third quarter 2005 was due in part to higher personnel costs, increased investments in technology resources and relocation and related exit costs of our corporate offices of $3.8 million. The increase in general and administrative expenses in the first nine months of 2006 compared to the first nine months of 2005 was primarily related to increased data processing costs as we focus on technology initiatives, higher operating expenses related to our commercial assessment business as a result of higher volumes, and approximately $5.2 million of costs associated with the relocation and consolidation of our corporate offices.

Income Taxes

Our effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 35.8% for the first nine months of 2006 and 37.5% for the first nine months of 2005. The difference in the effective tax rate was due primarily to the mix of state taxes related to our non-insurance subsidiaries.

Net Income

Our reported net income was $15.2 million or $0.89 per share on a diluted basis for third quarter 2006, compared to a net income of $42.4 million or $2.35 per share on a diluted basis for third quarter 2005. Our reported net income was $64.5 million or $3.69 per share on a diluted basis for first nine months 2006, compared to a net income of $105.8 million or $5.91 per share on a diluted basis for first nine months 2005.

Liquidity and Capital Resources

Cash provided by operating activities was $122.9 million for the first nine months of 2006 compared to $267.5 million provided by operating activities for the first nine months of 2005. The decrease in cash provided by operating activities was due to the timing of income tax payments and payments for accounts payable and accrued expenses. The principal non-operating uses of cash for the first nine months of 2006 and 2005 were capital expenditures, acquisitions, additions to the investment portfolio, loans receivable, common stock repurchased and the repayment of debt. The net of all activities was a decrease in cash of $2.0 million for the first nine months of 2006 and an increase in cash of $8.9 million for the first nine months of 2005. At September 30, 2006, we held cash of $87.1 million and investments of $2,242.6 million. In addition, we invested a temporary commercial customer deposit in federal funds sold investments of $407.9 million.

On September 8, 2006, we completed the merger with CTG which consists of a title insurance underwriter, agent, and settlement services provider and related companies. CTG services customers primarily in Arizona, California and Nevada. We believe that our acquisition of CTG will strengthen our presence in key western states and add scale to our Lender Services platform. We acquired 100 percent of CTG’s common stock for approximately $252.3 million, which consisted of $202.6 million of cash, including direct transaction costs of $3.3 million, and $49.7 million of our common stock, which represented 775,576 shares. CTG’s operating results are expected to be accretive by 2 to 3 percent to our earnings in 2007. We expect that within one year after the close of the transaction, synergies will produce annual run rate pretax cost reduction of approximately $14 million. (For further details, see Note 5, “Merger Agreement” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.)

We issued $50.0 million of Senior Notes, Series D to the Series D Note purchasers on August 31, 2006 and issued $100.0 million of Senior Notes, Series E to the Series E Note purchasers on September 7, 2006. In addition, the Note Purchase Agreement contained provisions for an uncommitted shelf facility by which we may issue, on or prior to July 28, 2009, up to $75.0 million of our Shelf Notes to Prudential, upon mutually acceptable terms and conditions as may be agreed upon at the time of issuance. As of September 30, 2006, there were no borrowings outstanding under these Shelf Notes. (For further details, see Note 11, “Credit Arrangements” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.)

We used the proceeds from the sale of the Series D Notes to pay our 7.16% Senior Notes, Series A that matured on August 31, 2006. The proceeds from the sale of the Series E Notes were used to pay a portion of the CTG Merger. (For further details, see Note 5, “Merger Agreement” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.)

On July 28, 2006, we entered into a Credit Agreement with SunTrust Bank, as administrative agent, issuing bank and swingline lender, and the other lenders party thereto. The Credit Agreement established a new, $200 million, five-year revolving credit arrangement that replaced our previous five-year revolving credit arrangement entered into as of November 6, 2003. As of September 30, 2006, there were $100.0 million of borrowings outstanding under the Credit Agreement which was used to pay a portion of the CTG Merger. We anticipate repaying the outstanding borrowings by March 2007.

In June 2006, we completed the process of redomesticating our three principal title insurance subsidiaries, Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation and Transnation Title Insurance Company from the States of Pennsylvania, Virginia and Arizona, respectively, to the State of Nebraska. The redomestication of these title insurance subsidiaries is expected to result in streamlined regulatory, tax and statutory accounting functions derived from having these subsidiaries subject to the same laws and regulations. Under Nebraska insurance laws and regulations, approximately $62 million of the net assets of our consolidated insurance subsidiaries are available during the remainder of 2006 for ordinary dividends, loans or advances to us. The redomestication of these subsidiaries is expected to increase the cumulative amount of surplus that is available to pay dividends to us by the aggregate amount that these subsidiaries’ total statutory claims reserves exceed GAAP claims reserves after income taxes, subject to certain annual limitations and any approval that may be required by the Nebraska Department of Insurance. As of December 31, 2005, statutory claims reserves exceeded GAAP claims reserves by approximately $237 million before income taxes. We anticipate that any such additional dividends will be used for general corporate purposes, including but not limited to the repayment of debt, acquisitions and the repurchase of our common stock.

In December 2005, we filed a Shelf Registration Statement on Form S-3 for up to $400.0 million of our debt and/or equity securities. We may from time to time issue debt and equity securities as market conditions permit and our financing needs arise.

In October 2005, the Board of Directors approved a share repurchase program expiring July 2007 that authorized us to repurchase an additional 1.25 million shares of our common stock. We have repurchased 429,000 shares during the first nine months of 2006 for $28.1 million at an average price of $65.53 per share. At September 30, 2006, we had approximately 758,000 shares remaining in our authorized repurchase program. (For further details, see Note 9, “Shareholders’ Equity” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.)

Our industrial bank maintains an allowance for loan losses related to our loans receivable. During third quarter 2006, we did not experience a significant change in the underlying components of the allowance for loan losses or the balance in total. There have been no significant changes in the underlying rationale for management’s provision for loan losses or significant changes in asset quality.

Interest Rate Risk

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For investment securities, the table presents principal cash flows and related weighted interest rates by expected maturity dates. Actual cash flows could differ from the expected amounts.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate
(Dollars in millions)
	2006	2007	2008	2009	2010	2011 and After	Total	Fair Value

Assets:
Taxable available-for-sale securities:
Book value	$12.0	$53.9	$60.2	$75.1	$52.6	$523.7	$777.5	$775.5
Average yield	3.67%	4.54%	4.35%	4.65%	4.76%	4.94%	4.81%

Non-taxable available-for-sale securities:
Book value	2.9	3.8	24.1	25.8	19.9	392.1	468.6	479.5
Average yield	5.04%	4.22%	4.38%	4.06%	4.26%	4.34%	4.33%

Loans Receivable*
Book Value	0.1	1.2	0.5	2.0	5.7	489.3	498.8	494.1
Average yield	10.84%	8.93%	7.75%	8.01%	15.07%	6.89%	7.00%

Preferred stock:
Book value	-	-	-	-	-	7.8	7.8	7.8
Average yield	0%	0%	0%	0%	0%	2.90%	2.90%

*Excludes reserves, discounts and other costs.

Long-term debt was $686.7 million at September 30, 2006, bearing interest at a weighted average rate of 5.21%. Additionally, interest-bearing passbook and certificate of deposit liabilities were $736.7 million at September 30, 2006 at an interest rate of 4.90%.

Regulatory Investigations and Inquiries

We have received certain information requests and subpoenas from various regulatory authorities relating to our business practices and the title insurance industry. As detailed below, a number of these inquiries focus on captive reinsurance, among other matters.

Captive reinsurance involves the provision of reinsurance by a reinsurance company that is owned by another entity, typically a lender, developer or other party that is a provider of real estate-related services. From the inception of our captive reinsurance programs in 1997 through 2004, reinsurance premiums paid by us to captive reinsurers totaled approximately $12.0 million. The revenues from these programs were not material to our results of operations. We voluntarily terminated our captive reinsurance arrangements as of February 2005, notwithstanding our belief that we had operated the programs in accordance with applicable law. In addition, as set out on page 41, we settled certain of these investigations without admitting any liability.

Specifically, we have received the following regulatory inquiries:

In 2004, the Office of the Attorney General of the State of New York (“NYAG”) initiated an investigation into the business practices of companies engaged in the title insurance business. We have received subpoenas and requests from the NYAG seeking information and documents related to certain industry business practices, including, among other things, competitive market practices, the compensation of title insurance agents and producers by underwriters, and captive and other reinsurance arrangements, and we continue to respond to those subpoenas and requests. The Company has participated in settlement discussions with the NYAG and the insurance department of the State of New York with regard to alleged violations of New York Insurance Law that they perceive as a result of the NYAG’s investigation.

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

In 2006, we received and are responding to an Administrative Subpoena from the Minnesota Department of Commerce with regard to a market examination. The insurance department of the State of New York has commenced a market conduct exam and indicated its intent to determine the Company’s adherence to filed premium rates, including whether refunds of overcharges to certain consumers may be required. The Maryland Department of Insurance has requested captive reinsurance information. The California Department of Insurance requested information regarding any technology arrangements with settlement services providers.

We also reached agreements with the insurance departments of the states of California and Arizona in 2005 and Virginia, Nevada, Colorado and North Carolina in 2006 to settle filed or potential claims regarding captive reinsurance and other regulatory matters except overcharges of certain consumers in California, without admitting any liability. These six states accounted for approximately 82% of our captive reinsurance business.

In June 2005, we established reserves of $19.0 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes the settlements with the California, Arizona, Nevada, Virginia, Colorado and North Carolina departments of insurance. Based on actual settlements, we released $6.7 million of this reserve back into earnings in fiscal year 2005. The remaining reserve at September 30, 2006 was approximately $5.9 million.

The State of Washington Office of Insurance Commissioner issued its exam report on title insurance business practices on October 16, 2006, indicating it will not seek fines or penalties for allegedly improper conduct involving illegal incentives and inducements to steer business and it will focus its efforts on future compliance and prevention.

Also, in addition to or in connection with the above-referenced inquiries, multiple states, including California, Florida, Louisiana, Nevada, New Mexico, Texas and New York, are examining pricing levels and/or competition in the title insurance industry, with a view to determining whether prices are justified, and if not, to implement rate changes, including potential reductions.

The Texas Commissioner held a hearing of the current Texas title rate case beginning on August 16, 2006 and the case is now pending before the Commissioner who may order a rate adjustment. In the course of prehearing discovery, the Department has sought and we have provided statistical data and testimony relating to the types and level of expenses for both underwriters and agents, captive reinsurance, rebating and other practices that may have the effect of raising the expenses of title insurers and agents.

On June 30, 2006, the Acting Superintendent of Insurance for New Mexico issued an Interim Order that the 2006 title insurance rates announced in a March 2006 order and scheduled to take effect on July 1, 2006 are to be implemented on an interim basis, subject to later revision if it is ultimately determined that the rates should be reduced and subject to refund. An annual title rate case to determine 2007 rates has been set for hearing beginning November 16, 2006.

In Nevada, a Commissioner of Insurance Order was issued on September 25, 2006 following a June 19, 2006 hearing and a July 3, 2006 request for information. The Order came to no conclusion on current rate levels or competition and directed the Nevada Division of Insurance staff to conduct further inquiries and provide a report by November 30, 2006.

    On July 3, 2006, California issued a Notice of Proposed Action which sets forth proposed regulations governing the rating of title insurance and related services, including the imposition of interim rate reductions and future filing of mandated statistical plans that would impose substantially higher costs on title insurance operations in California, and held a hearing on such Proposed Action on August 30, 2006.

On July 17, 2006, the Florida Office of Insurance Regulation announced the completion of a review of title insurance regulation in the state and said the information from the study would be used to begin a full review of title insurance rates charged in Florida. The Florida Office of Insurance Regulation has developed a rule to govern the upcoming rate analysis and rate setting process.

The New York Department of Insurance has scheduled a public hearing on November 3, 2006 to inquire into matters relating to current rates charged by title insurance companies in New York.

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

Forward-Looking and Cautionary Statements

We caution readers that the statements contained herein regarding our future financial condition, results of operations, future business plans, operations, opportunities, or prospects, including any factors which may affect future earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, performance or achievements, expressed or implied by such forward-looking statements. Such risks and uncertainties include: (i) our results of operations and financial condition are susceptible to changes in mortgage interest rates and general economic conditions; (ii) changes to the participants in the secondary mortgage market could affect the demand for title insurance products; (iii) we are subject to government regulation; (iv) heightened regulatory scrutiny of us and the title insurance industry, including the pricing of title insurance products and services, could materially and adversely affect our business, operating results, and financial condition; (v) we may not be able to fuel our growth through acquisitions; (vi) our inability to integrate and manage successfully our acquired businesses could adversely affect our business, operating results, and financial condition; (vii) regulatory non-compliance, fraud, or defalcations by our title insurance agents or employees could adversely affect our business, operating results, and financial condition; (viii) competition in our industry affects our revenue; (ix) significant industry changes and new product and service introductions require timely and cost-effective responses; (x) our litigation risks include substantial claims by large classes of claimants; (xi) key accounting and essential product delivery systems are concentrated in a few locations; (xii) provisions of our articles of incorporation and bylaws, our shareholder rights plan, and applicable state corporation and insurance laws could limit another party’s ability to acquire us and could deprive shareholders of the opportunity to obtain a takeover premium for shares of common stock owned by them; (xiii) our future success depends on our ability to continue to attract and retain qualified employees; and (xiv) our conduct of business in foreign markets creates financial and operational risks and uncertainties that may materially and adversely affect our business, operating results, and financial condition. For more details on factors that may cause actual results to differ materially from such forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2005, and other reports from time to time filed with or furnished to the Securities and Exchange Commission.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the quarter ended September 30, 2006, we implemented a new general ledger system to record and report financial transactions. Other than the item described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in Note 8 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements filed as Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

(c)
The following table sets forth the details of purchases of common stock under our share purchase plans and our Executive Voluntary Deferral Plan and Outside Directors Deferral Plan that occurred in the third quarter of 2006:

Period	Rounded Total Number of Shares Purchased	Average Price Paid per Share	Rounded Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Not Rounded Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through July 31, 2006	22,061	$64.88	21,000	1,389,476
August 1 through August 31, 2006	824	$64.15	-	1,388,652
September 1 through September 30, 2006	41,286	$66.02	33,000	1,347,366

(1)
A total of 10,171 shares of our common stock were purchased in connection with two employee benefit plans during the third quarter 2006. These repurchases were made in open-market transactions on behalf of a trust maintained by us for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan.

(2)
On October 26, 2005, we announced an additional share purchase plan providing for the purchase of up to 1,250,000 shares of our common stock expiring at the end of July 2007. As of September 30, 2006, we had purchased a total of 492,000 shares authorized under this purchase plan.

ITEM 6.	EXHIBITS

No.	Description

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

10.1
Revolving Credit Agreement, dated July 28, 2006 between the Registrant and SunTrust Bank, as Administrative Agent for a syndicate of financial institutions named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006, File No. 1-13990.

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

LANDAMERICA FINANCIAL GROUP, INC.
(Registrant)

Date: October 31, 2006	/s/ Christine R. Vlahcevic
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

10.1
Revolving Credit Agreement, dated July 28, 2006 between the Registrant and SunTrust Bank, as Administrative Agent for a syndicate of financial institutions named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006, File No. 1-13990.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

* Filed herewith.