Form 10-K
period 2006-12-31
LANDAMERICA FINANCIAL GROUP INC
filed 2007-02-28
CIK 877355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 1-13990

LANDAMERICA FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1589611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5600 Cox Road Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

(804) 267-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☒    Accelerated Filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sale price of the registrant’s common stock as reported by the New York Stock Exchange on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,076.8 million.

The number of shares of the registrant’s common stock outstanding on February 23, 2007 was 17,504,068.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be mailed to shareholders in connection with the 2007 Annual Meeting of Shareholders (to be filed) are incorporated by reference into Part III of this report.

LANDAMERICA FINANCIAL GROUP, INC.

FORM 10-K

LANDAMERICA FINANCIAL GROUP, INC.

PART I

Forward-Looking and Cautionary Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to our financial condition, results of operations and future business plans, operations, opportunities and prospects. In addition, we and our representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in our reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate” and similar expressions or words of similar import. These forward-looking statements are based upon our current knowledge and assumptions about future events and involve risks and uncertainties that could cause our actual results, performance or achievements to be materially different from any anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include: (i) the Company’s results of operations and financial condition are susceptible to changes in mortgage interest rates and general economic conditions; (ii) changes to the participants in the secondary mortgage market could affect the demand for title insurance products; (iii) the Company is subject to government regulation; (iv) heightened regulatory scrutiny of the Company and the title insurance industry, including pricing of title insurance products and services, could materially and adversely affect its business, operating results, and financial condition; (v) the Company may not be able to fuel its growth through acquisitions; (vi) the Company’s inability to integrate and manage successfully its acquired businesses could adversely affect its business, operating results, and financial condition; (vii) regulatory non-compliance, fraud or defalcations by the Company’s title insurance agents or employees could adversely affect its business, operating results, and financial condition; (viii) competition in the Company’s industry affects its revenue; (ix) significant industry changes and new product and service introductions require timely and cost-effective responses; (x) the Company’s litigation risks include substantial claims by large classes of claimants; (xi) key accounting and essential product delivery systems are concentrated in a few locations; (xii) provisions of the Company’s articles of incorporation and bylaws, its shareholder rights plan and applicable state corporation and insurance laws could limit another party’s ability to acquire the Company and could deprive shareholders of the opportunity to obtain a takeover premium for shares of common stock owned by them; (xiii) the Company’s future success depends on its ability to continue to attract and retain qualified employees; (xiv) the Company’s conduct of business in foreign markets creates financial and operational risks and uncertainties that may materially and adversely affect its business, operating results, and financial condition; and (xv) the Company’s claims experience may require it to increase its provision for title losses or to record additional reserves, either of which may adversely affect its earnings. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see Part I, Item 1A, “Risk Factors” on page 18 of this report. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. We undertake no obligation to update any forward-looking statements made in this report.

ITEM 1.	BUSINESS

General Information

Unless the context otherwise requires, the terms “LandAmerica,” “the Company,” “we,” “us” or “our” refers to LandAmerica Financial Group, Inc. and its consolidated subsidiaries on a combined basis.

LandAmerica was incorporated under the laws of the Commonwealth of Virginia on June 24, 1991. We are a holding company and operate through our subsidiaries. Our principal executive offices are located at 5600 Cox Road, Glen Allen, Virginia 23060 and our telephone number is (804) 267-8000. We maintain an internet website at www.landam.com.

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

In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers and the charters of the Audit Committee, Corporate Governance Committee and the Executive Compensation Committee are available to shareholders and the public through the “Investor Information” section of our website. Printed copies of the documents are available to any shareholder upon written request to our Secretary at the address set forth above. In accordance with New York Stock Exchange (“NYSE”) Rules, on June 15, 2006, we filed the annual certification by our Chief Executive Officer certifying that he was unaware of any violation by us of the NYSE’s corporate governance listing standards at the time of the certification.

Overview of the Business

Our products and services facilitate the purchase, sale, transfer, and financing of residential and commercial real estate. We provide these products and services to a broad-based customer group including: residential and commercial property buyers and sellers, real estate agents and brokers, developers, attorneys, mortgage brokers and lenders, and title insurance agents. We have organized these customers, and consequently our business, into four customer groups, which include residential services, commercial services, lender services, and agency services. We operate through more than 1,000 offices and a network of 10,000 active and independent agents, and we also conduct business in Mexico, Canada, the Caribbean, Latin America, Europe, and Asia. Based on title premium revenue, we are one of the largest title insurance underwriters in the United States.

In addition to our core title insurance business, we provide a comprehensive suite of other products and services for residential and commercial real estate transactions, including title search, examination, escrow, and closing. We also offer appraisals, home inspections, and warranties for residential real estate transactions. For commercial real estate transactions, we provide property appraisal and valuation, building and site assessments and other due diligence services, survey coordination, construction disbursement, coordination of national multi-state transactions, tax-deferred real property exchanges pursuant to Section 1031 of the Internal Revenue Code, and Uniform Commercial Code products insuring personal property. We provide specialized services primarily to our national and regional mortgage lending customers, such as real estate tax processing, flood zone certifications, consumer mortgage credit reporting, default management services, and mortgage loan subservicing. In addition, we offer to our national and regional mortgage lending customers a full range of centralized and integrated residential real estate services through our subsidiary, LandAmerica OneStop, Inc. (“LandAmerica OneStop”). We support our network of approximately 10,000 agents with our AgentXtra® program, a suite of products designed to assist them with business solutions, customer service, and growth opportunities.

Recent Developments

On September 8, 2006, we completed the merger with Capital Title Group, Inc. (“Capital Title”), which consists of a title insurance underwriter, several title and escrow agency operations, a property appraisal company, a settlement services provider and other related companies. Capital Title services customers primarily in Arizona, California, and Nevada in addition to providing lender services on a national basis. Under the terms of the merger, we acquired 100 percent of Capital Title’s common stock at a cost of $252.6 million. We believe that the merger with Capital Title will strengthen our presence in key western states and add scale to the services we provide to our mortgage lending customers.

Operating Segments

Our principal business operations are organized under three primary operating segments: Title Operations, Lender Services, and Financial Services. Other operating business segments not required to be reported separately are reported in a category called Corporate and Other. Information regarding each of these operating segments is set forth below. Based on changes in the organizational structure and combination of service offerings in the Lender Services segment, we have reclassified our LandAmerica OneStop operations from the Title Operations segment to the Lender Services segment. Amounts from 2004 and 2005 have been reclassified to conform to the 2006 presentation.

Certain financial information regarding our operating segments is presented in Note 18 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Title Operations

Products and Services

Title Insurance – Title insurance policies are insured statements of the condition of title to real property. These policies indemnify the insured from losses resulting from certain outstanding liens, encumbrances and other defects in title to real property that appear as matters of public record, and from certain other matters not of public record. Title insurance is generally accepted as the most efficient means of determining title to, and priority of interests in, real estate in nearly all parts of the United States. Many of the principal customers of title insurance companies buy insurance for the accuracy and reliability of the title search as well as for the indemnity features of the policy. The beneficiaries of title insurance policies are generally owners or buyers of real property or parties who make loans using real property as security. An owner’s policy protects the named insured against title defects, liens, and encumbrances existing as of the date of the policy and not specifically excluded or excepted from its provisions, while a lender’s policy also insures the validity and priority of the lien of the insured mortgage as stated in the title policy.

While most other forms of insurance provide for the assumption of risk of loss arising out of unforeseen future events, title insurance serves to protect the policyholder from the risk of loss from events that predate the issuance of the policy. This distinction underlies the low claims loss experience of title insurers as compared to other insurance underwriters. Losses generally result either from judgment errors or mistakes made in the title search and examination process or the escrow process or from hidden defects such as fraud, forgery, incapacity, or missing heirs. Title insurers incur considerable operating costs related to the personnel required to process forms, search titles, collect information on specific properties, and prepare title insurance commitments and policies.

We issue title insurance policies primarily through three principal title underwriting subsidiaries: Commonwealth Land Title Insurance Company (“Commonwealth”), Lawyers Title Insurance Corporation (“Lawyers Title”), and Transnation Title Insurance Company (“Transnation”). During 2006, we acquired an insurance underwriter, United Capital Title Insurance Company, which is a subsidiary of Capital Title. We also own three other title insurance underwriters: Commonwealth Land Title Insurance Company of New Jersey, Land Title Insurance Company, and Title Insurance Company of America. Effective December 31, 2005, we merged one of our title insurance underwriters, Transnation Title Insurance Company of New York, into Commonwealth. The collective operations of these subsidiaries cover the entire United States (with the exception of Iowa, which does not recognize title insurance), and certain territories of the United States and Canada. In addition, we offer customers international title policy services in Mexico, the Caribbean, Latin America, Europe, and Asia.

Escrow and Closing Services – In addition to the issuance of title insurance policies, we provide escrow and closing services to a broad-based customer group that includes lenders, developers, real estate agents, attorneys, and property buyers and sellers. In California and a number of other western states, it is a general practice, incidental to the issuance of title insurance policies, to hold funds and documents in escrow for delivery in real estate transactions upon fulfillment of the conditions to such delivery. In the mid-western states, Florida and some eastern cities, it is customary for the title company to close the transaction and disburse the sale or loan proceeds. Fees for escrow and closing services are generally separate and distinct from premiums paid for title insurance policies and other real estate-related services.

Commercial Services – Our Commercial Services business assists customers in handling the more complex nature of commercial transactions and facilitates the coordination and delivery of products and services. In addition to title insurance, escrow, and closing services, we provide a range of specialized services that include zoning certification, construction disbursement, coordination of national multi-state transactions, tax-deferred real property exchanges pursuant to Section 1031 of the Internal Revenue Code, and Uniform Commercial Code products insuring personal property. The combined capital position of our three principal title underwriting subsidiaries enables us to underwrite large commercial policies and to participate in multi-state transactions.

Operations

We issue title insurance policies through branch offices of our title insurance underwriters, wholly-owned or partially-owned but consolidated subsidiary agencies, or through partially owned or independent title insurance agents. Where the policy is issued through a branch or wholly-owned subsidiary agency operation, the search is performed by us or at our direction, and the premiums collected are retained by us. Where the policy is issued through a title insurance agent, whether or not partially-owned by us, the agent generally performs the search (in some areas searches are performed by attorneys and in some instances agents purchase components of the search from third party companies), examines the title, collects the premium, and retains a majority of the premium. The agent remits to us the remainder of the premium as compensation, part of which is for bearing the risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies from region to region and is sometimes regulated by the states. We are obligated to pay title claims in accordance with the terms of our policies, regardless of whether we issue policies through direct operations or agents. We maintain a quality assurance program for our independent agents. See “Insured Risk on Policies in Force.”

The premium for title insurance is due in full when the real estate transaction is closed. We recognize title insurance premium revenue from direct operations upon the closing of the transaction, whereas we recognize premium revenue from agency operations upon the reporting of such premiums by the agent. Premiums from agents are typically remitted to us after the closing of the real estate transaction, with the average time between closing and reporting being approximately 110 days for 2006.

Underwriting

We issue title insurance policies on the basis of a title report, prepared pursuant to our prescribed underwriting guidelines, generally after a search of the public records, maps and documents to ascertain the existence of easements, restrictions, rights of way, conditions, encumbrances, liens, or other matters affecting the title to, or use of, real property. In certain instances, a visual inspection of the property is also made. Title examinations may be made by branch employees, agency personnel, or approved attorneys, whose reports are utilized by or rendered to a branch or agent and are the basis for the issuance of policies. In the case of difficult or unusual legal or underwriting issues involving potential title risks, the branch office or agent is instructed to consult with, and obtain prior approval of, a designated supervising office. Our contracts with independent agents require that the agent seek our prior approval before we assume a risk over a stated dollar limit.

We own a number of title plants and in some areas lease or participate with other title insurance companies or agents in the cooperative operation of such plants. Title plants are compilations of copies of public records, maps, and documents that are indexed to specific properties in an area, and they serve to facilitate the preparation of title reports. To maintain the value of the title plants, we continually update our records by regularly adding current information from the public records and other sources. In this way, we maintain the ability to produce quickly, and at a reduced expense, a statement of the instruments that constitute the chain of title to a particular property. In many of the larger markets, the title plant and search procedures have been automated. We anticipate that the use of electronic media at courthouses and state and local governments will continue to grow over the next several years which may reduce the value of our title plants in the future.

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

In the ordinary course of business, our underwriting subsidiaries represent and defend the interests of their insureds, and our consolidated financial statements provide for estimated losses and loss adjustment expenses arising from claims. Title insurers are sometimes subject to unusual claims (such as claims of Indian tribes to land formerly inhabited by them), claims resulting from fraud and defalcation, claims from large classes of claimants, and other claims arising outside the insurance contract, including but not limited to, alleged negligence in search, examination or closing, alleged improper claims handling, alleged bad faith, alleged collection of excess premiums from certain consumers alleged to be entitled to a re-issue rate, and alleged improper charges for recording and other fees. The damages alleged in such claims arising outside the insurance contract may exceed the stated liability limits of the policies involved.

Standard & Poor’s® (“S&P”), a division of The McGraw-Hill Companies, Inc., has assigned a financial strength rating of “A-” to our title insurance operations. According to S&P, an insurer rated “A” has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings, and the minus (-) rating indicates relative standing within the “A” category. S&P assigns a ratings outlook along with its letter ratings to indicate its expectations of trends that relate to the financial strength rating for the rated company. The ratings outlook assigned by S&P may be either “positive,” “stable,” or “negative.” According to S&P, our ratings outlook is “stable.” Fitch, Inc. (“Fitch”) has assigned an “A-” rating to our financial strength. According to Fitch, an “A” rating is assigned to those companies that possess strong capacity to meet policyholder and contract obligations, where risk factors are moderate and the impact of any adverse business and economic factors is expected to be small. Fitch also assigns a ratings outlook along with its letter ratings to indicate its expectations of trends that relate to the financial strength rating for the rated company. The ratings outlook assigned by Fitch may be either “positive,” “stable,” or “negative.” According to Fitch, our ratings outlook is “stable.” The S&P and Fitch ratings are not designed for the protection of investors and do not constitute recommendations to buy, sell or hold any security. Additionally, both Fitch and S&P have assigned senior debt ratings to our convertible debentures due in 2033 and 2034. Our convertible debentures have been assigned ratings of “BBB-.” We believe that we are strongly capitalized with an aggregate statutory equity of $226.7 million as of December 31, 2006.

We place a high priority on maintaining effective quality assurance and claims administration programs. Our quality assurance program focuses on quality control, claims prevention and product risk assessment for our independent agencies. The claims administration program focuses on improving liability analysis, prompt, fair and effective handling of claims, early evaluation of settlement or litigation with first and third-party claimants and appropriate use of ADR (Alternative Dispute Resolution) in claims processing. In addition, to reduce the incidence of agency defalcations, we established due diligence requirements in connection with the appointment of new agents, procedures for renewing existing agents, and an Agency Audit Program. We continue to refine our systems for maintaining effective quality assurance and claims administration programs.

Facultative Reinsurance and Coinsurance

Our title insurance subsidiaries distribute large title insurance risks by entering into facultative reinsurance agreements with other insurance companies (the “reinsurer”). In facultative reinsurance agreements, the reinsurer assumes a portion of the risk that the primary insurance company (the “ceding company” or “ceder”) decides not to retain in consideration of a premium. The ceder, however, remains liable to the insured under the policy for the total risk, whether or not the reinsurer meets its obligation. Reinsurance agreements may be entered into with related insurance companies and/or with unaffiliated insurance companies. When facultative reinsurance agreements are entered into, a primary risk generally in the amount of 5 percent of the total risk with a $5.0 million minimum and a $20 million maximum is retained by the ceder. We enter into reinsurance arrangements both as the reinsurer and the ceder.

We generally purchase facultative reinsurance from unaffiliated reinsurers based upon our review of the underwriting risks, the retention laws of the state where the property is located and the state where the ceding company is domiciled, and the retention limitations imposed by the customer.

We occasionally utilize coinsurance to enable us to provide coverage in amounts greater than we would be willing or able to undertake individually. In coinsurance transactions, generally, each individual underwriting company issues a separate policy and assumes a portion of the overall total risk from the first dollar. Each coinsurer is liable only for the particular portion of the risk it assumes.

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

We maintain excess of loss catastrophic insurance through Lloyd’s of London totaling $50.0 million. The Lloyd’s of London policy provides fidelity and title loss coverage up to $50.0 million with a $20.0 million deductible for title losses and a lesser deductible for other losses.

We have not paid as reinsurer or recovered as ceder any material reinsured losses under a facultative reinsurance agreement during the three year period ended December 31, 2006.

Title Operations Revenue

The table below sets forth, for the years ended December 31, 2006, 2005 and 2004, the approximate title operating revenue and percentages of our total title revenue for the five states representing the largest percentages of such revenue and for all other states and countries combined:

Revenue by State

(Dollars in millions)

	2006		2005		2004
California	$504.2	14.4%	$661.1	19.0%	$517.3	16.3%
Texas	388.3	11.1	353.1	10.1	362.4	11.4
Florida	377.7	10.7	368.1	10.6	275.6	8.7
New York	269.7	7.7	256.5	7.4	213.8	6.7
Arizona	214.8	6.1	196.0	5.6	130.1	4.1
Other	1,755.5	50.0	1,647.3	47.3	1,674.3	52.8

Total Title Revenue	$3,510.2	100.0%	$3,482.1	100.0%	$3,173.5	100.0%

Title operating revenues represented 90.3 percent, 90.3 percent and 92.4 percent of our total consolidated operating revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

Sales and Marketing

For sales and marketing purposes, we have organized our business into four customer groups: residential services, commercial services, lender services, and agency services. In each of these groups, we continue our transition from title insurance product delivery to being a single source provider of the multiple products and services involved in real estate transactions.

Residential Services – Residential transaction services business results from the construction, sale, resale, and refinancing of residential properties. Most of our residential business comes from local attorneys, real estate brokers and developers, financial institutions, mortgage brokers, and independent escrow agents. Therefore, our marketing strategy for the residential business focuses on maintenance and expansion of these local business sources. In 2006, we continued to focus on customer service, including supporting our Superior Service Guarantee that provides for the refund of the escrow or closing fee when a residential customer is not satisfied with our service. In 2006, we introduced Landamclosing.com, a web-based site for opening and closing orders and the management of documents by our residential customers. We also developed a new website, KnowYourClosing.com, a consumer education resource that gives consumers answers to commonly asked questions regarding their closings and tells them where to turn for reliable information. Although we serve the residential market through two major distribution channels: direct company owned offices and title insurance agents, we only include our owned offices in the residential services group.

Commercial Services – Commercial real estate business results from the construction, sale, resale and refinancing of properties with a business or commercial use. Our commercial services group specializes in coordinating, underwriting and closing complex commercial and multi-property transactions. Our financial strength is an important factor in marketing our commercial title business capabilities because it enables us to write larger title policies and retain higher levels of risk without purchasing reinsurance from a third party. We have aligned our local commercial offices with our national commercial offices as part of the implementation of our customer focused strategy initiated in 2004. Each office provides transaction and support services to national and local commercial accounts. The transaction and support services benefit both our owned offices as well as independent agents who handle substantial commercial transactions, although we consider business from such independent agents to be part of the agency services business. Commercial services business supports LandAmerica Commercial Connection, a web-based site for opening and closing orders, and the management of documents by our commercial customers. As of December 31, 2006, we have personnel providing commercial transaction expertise in 67 offices in 40 geographic markets including four offices outside of the United States located in Canada, Mexico, Germany, and Switzerland.

Agency Services – We consider our network of approximately 10,000 agents, whom we refer to as our Agent Partners to be one of our four main customer groups. We offer a suite of services called AgentXtra® to provide our Agent Partners with solutions for their businesses, to improve their relationships with their customers, and to grow their businesses.

Lender Services – While many of our residential services and commercial services offices provide service to local mortgage lenders, we also provide a variety of centralized, nationally coordinated services to lenders and mortgage servicers. In 2006, we continued to support LenderXtrasm, a flexible approach to product bundling that allows national lenders to create customized service packages that include LenderXtraOrder®, our online platform that allows real-time, instant price quotes and order conversion for bundled lender services.

Customers

As of December 31, 2006, no single agent was responsible for more than 5 percent of our title insurance revenue. In addition, our title insurance business is not dependent upon any single customer. The loss of any independent agent or customer would not have a material adverse effect on our business, operating results and financial condition.

Competition

The business of providing real estate transaction services is very competitive. We compete for residential title insurance business primarily on the quality of service in those states that regulate rates that we can charge for our services, and on price and service in other states that do not regulate rates. Quality of service is based upon a number of factors, including the ability to respond quickly and accurately to customers, and technological capabilities (resulting in the delivery of a readily accessible, efficient, and reliable product). Competition for commercial title business is based primarily on service, expertise in complex transactions, the size and financial strength of the insurer, and price, to the extent permitted by rate regulations. Title insurance underwriters also compete for agents on the basis of service and commission levels. For each of our customer groups, we have increased our emphasis on service levels and the variety of services and products we provide.

Our principal competitors are other major title insurance underwriters and their agency networks. During 2006, our principal competitors were Fidelity National Financial, Inc. (formerly Fidelity National Title Group, Inc.), The First American Corporation, Stewart Information Services, Inc., and Old Republic International Corporation. While there are approximately 88 title insurance underwriting companies licensed in the United States that generate 99 percent of the industry’s underwriting market, the top five companies (consisting of us and our four principal competitors and their consolidated subsidiaries) accounted for approximately 92 percent of the title insurance underwriting market in 2005, the latest date for which information is available, based on public filings made by those companies.

Our title insurance subsidiaries are subject to regulation by the insurance authorities and enforcement of laws by other governmental authorities of the states in which they do business. Our title insurance subsidiaries are subject to compliance with the Real Estate Settlement Procedures Act (“RESPA”) on one to four family residential transactions which is primarily enforced by the U.S. Department of Housing and Urban Development. See “Regulation.” Within this regulatory framework, we compete with respect to premium rates, coverage, risk evaluation, service, and business development.

State regulatory authorities impose underwriting limits on title insurers based primarily on levels of available capital and surplus. We have underwriting limits that are comparable to our four principal competitors. While such limits may theoretically hinder our title insurance subsidiaries’ assumption of a particularly large underwriting liability, in practice we have generally established our own internal risk limits at levels substantially lower than those allowed by state law. In addition, we may spread the risk of a large underwriting liability over our three principal title underwriting subsidiaries. Therefore, we do not consider statutory capital-based risk limits to be a significant factor in the amount of underwriting we may undertake.

Business Strategy

Our long-term objective is to improve our position as a premier provider and manager of integrated real estate transaction services while maximizing our profitability throughout the real estate market cycle.

Focusing on the Customer – We employ a customer-focused strategy to strengthen our relationships with our customers. In conjunction with this strategy, we have leadership positions and teams to support our primary customer groups: agency services, lender services, residential services and commercial services. With the objective of fostering customer loyalty, these leaders and teams are responsible for consistent service quality and operational excellence by providing common support platforms and structures for the various markets in which we operate. Our shared support resources are organized to provide direct support to our customer-focused operations. Production and Process Improvement is a shared resource providing title production services to our teams that support our primary customer groups. Technology Resources focuses on providing superior customer service and increasing our operational efficiency through electronic business solutions and technology support. Our other shared resources, such as Human Resources and Legal, provide direct support to our internal customers through dedicated business partners.

Expanding Title Insurance Distribution Capabilities and Broadening Real Estate Transaction Services Offerings – We seek to increase our share of the title insurance market by expanding and enhancing our distribution channels through the hiring and retention of experienced industry professionals with strong local relationships, the opening of new offices in markets with the potential for significant transaction volume, acquisitions of title insurance agencies or underwriters, and selectively engaging in title insurance agency joint ventures in order to strengthen our presence in particularly attractive markets. In the case of the acquisition of agencies or small to medium-size underwriters, we review the agency’s or underwriter’s profitability, location, growth potential in its existing market, claims experience and, in the case of an underwriter, the adequacy of its reserves. In 2006, we merged with Capital Title, a publicly-held title insurance company and acquired Napa Land Title, a California underwritten title company. Other acquisitions included a title insurance agency, five home inspection companies, a settlement services company, a flood certification services company, and a home warranty business. Throughout our title customer base, there is demand for providers of multiple, diverse real estate transaction services. Our strategy is to continue to expand our array of real estate transaction products and services available to title customers as well as our distribution channels.

Maintaining Commercial Real Estate Market Strength – Participation in the commercial real estate market partially offsets some of the cyclicality of the residential real estate market, where transaction volumes are more susceptible to changes in interest rates. We maintain our presence in the commercial real estate market primarily due to the high quality service that we provide and our expertise in handling complex transactions, the financial strength ratings of our underwriting subsidiaries, and our strong capital position. In particular, the combined capital position of our three principal underwriting subsidiaries enables us to underwrite large commercial policies while purchasing less facultative reinsurance, thus increasing profitability.

Reducing Costs and Expenses – Losses resulting from claims under title insurance policies represent a relatively small part of our overall costs. Operating costs constitute the largest portion of expenses relating to providing title insurance and are relatively high compared to other types of insurers. We utilize a production unit model in which our three principal title operating subsidiaries share a single back office processing center in a geographic region while continuing to market from separate storefronts under different operating names. In 2006, we introduced our “Project Fusion” initiative to reduce over 300 technology applications to 50 or less applications over the next two years. Our production division is responsible for the delivery of title products to our direct company-owned offices and title insurance agents. We provide escrow support from several centralized locations, thereby increasing service levels and improving efficiency. We have also implemented out-sourcing and off-shoring initiatives to streamline operations in areas where it has been determined that these initiatives will be cost efficient, improve customer service, and provide value to our shareholders.

Enhancing Cost Control Flexibility – We manage our personnel and other operational expenses to reflect changes in the level of activity in the real estate market. As a result, our employee base expands and contracts over time in response to changes in the real estate market and acquisitions we have made. However, personnel and administrative costs in the Title Operations segment do not decrease as rapidly as transaction volumes decrease due to our inability to change headcount in direct correlation to volume changes. In an effort to manage personnel costs more efficiently throughout the real estate cycle, we use temporary or part time employees where appropriate to staff operations so we can respond more rapidly to changes in real estate activity.

Regulation

The title insurance business is regulated by state regulatory authorities that possess broad powers relating to the granting and revoking of licenses, and the type and amount of investments which our title insurance subsidiaries may make. These state authorities also regulate insurance rates, forms of policies, claims handling procedures and the form and content of required annual statements, and have the power to audit and examine financial and other records and the market conduct of these companies. These and other governmental authorities have the power to enforce state and federal laws to which our title insurance subsidiaries are subject, including but not limited to, state anti-rebate and anti-kickback statutes and RESPA. Some states require title insurers to own or lease title plants. A substantial portion of the assets of our title insurer subsidiaries consists of their portfolios of investment securities. Each of these subsidiaries is required by the laws of its state of domicile to maintain assets of a statutorily defined quality and amount. See “Investment Policies” below. Under state laws, certain levels of capital and surplus must be maintained and certain amounts of portfolio securities must be segregated or deposited with appropriate state officials. Various state statutes require title insurers to defer a portion of all premiums in a reserve for the protection of policyholders and to segregate investments in a corresponding amount. State regulatory policies also require prior notice to regulators in the event of a dividend or a distribution, and restrict the amount of dividends and distributions that title insurance companies may pay to their shareholders without prior regulatory approval. Generally, all of the title insurers that meet certain financial thresholds are required to engage independent auditors to audit their statutory basis financial statements which, along with the auditor’s report, must be filed with the state insurance regulators.

The National Association of Insurance Commissioners (“NAIC”) has adopted model legislation that, if enacted by individual states, would regulate title insurers and agents nationally and would change certain statutory reporting requirements. The model legislation also would require title insurers to audit agents periodically and require licensed agents to maintain professional liability insurance. A number of states have adopted legislation similar to some of the provisions contained in the NAIC model legislation. We cannot predict whether all or any portion of the proposed legislation or any other legislation further regulating title insurers and agents will be adopted in any other states or federally. Also, the NAIC has adopted an instruction requiring an annual certification of reserve adequacy by a qualified actuary. Each title insurance subsidiary, unless it qualifies for an exemption, must file an actuarial opinion with respect to the adequacy of its reserves in most states in which they operate.

State insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by state agencies of any change in control of an insurance company that is domiciled (or, in some cases, merely admitted to do business) in that state. Under such current laws, any future transaction that would constitute a change in control would generally require approval by the state insurance departments of California, Nebraska, New Jersey, Tennessee and Texas. Such a requirement could have the effect of delaying or preventing certain transactions affecting the control or the ownership of our common stock, including transactions that could be advantageous to our shareholders.

Cyclicality and Seasonality

The title insurance business is closely related to the overall level of residential and commercial real estate activity, which is generally affected by the relative strength or weakness of the United States economy. In addition, title insurance volumes fluctuate based on changes in interest rates. Periods of increasing interest rates usually have an adverse impact on residential real estate activity and therefore decrease our title insurance premiums and fee revenue. In contrast, periods of declining interest rates usually have a positive impact on residential real estate activity which increase our title insurance premiums and fee revenue.

Commercial real estate volumes are less sensitive to changes in interest rates, but fluctuate based on local supply and demand conditions for space.

The title insurance business tends to be seasonal as well as cyclical. Residential buy/sell activity is generally slower in the winter, when fewer families buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity is generally more uniform throughout the seasons, but is subject to interest rate variability. We typically report our lowest revenue in the first quarter, with revenue increasing into the second quarter and through the third quarter. The fourth quarter customarily may be as strong as the third quarter, depending on the level of activity of residential refinancing and of commercial real estate transactions.

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

Lender Services

Products and Services

The Lender Services segment focuses on mortgage lenders as a distinct customer base for certain of our products and services, which include centralized real estate transaction management services, real estate tax processing services, flood zone determinations, consumer mortgage credit reporting, default management services, and mortgage loan subservicing. Management is organized to focus on the three lines of business provided to our national and regional lender customers: mortgage origination, loan servicing, and loan subservicing.

Our mortgage origination business provides centralized real estate transaction management services, appraisal services, flood zone determinations and consumer mortgage credit reporting services.

Real Estate Transaction Management Services – LandAmerica OneStop offers to the national and regional mortgage lending community a full range of integrated residential real estate services and the ability to manage the delivery of those services through a centralized source. We provide these mortgage originators with a single, convenient point of contact through which they may place all of their orders for title insurance and real estate-related services. Transaction management services include the coordination and delivery of title insurance, mortgage credit reporting, flood zone determinations, property appraisal and valuation, property inspections, closing and escrow services, and real estate tax processing services.

Appraisal and Valuation Services – Through our merger with Capital Title and its appraisal subsidiary, we offer a broad suite of valuation applications, which include automated valuation models, traditional appraisals, broker price opinions, collateral scores and appraisal reviews utilized by participants in the secondary mortgage markets. Prior to the Capital Title merger, we offered these services through one of our joint ventures. As a result of the merger, we had the ability to offer appraisal services directly and we sold our interest in the joint venture.

Flood Zone Determinations – LandAmerica Flood Services and Nationwide Total Flood Services, Inc. provide mortgage lenders with certifications that indicate whether the property securing the loan is located in a special flood hazard area as defined by the U.S. Federal Emergency Management Agency (“FEMA”). Our flood service includes an initial flood zone determination report provided to the lender at the origination of the loan and subsequent notifications provided to the lender during the term of the loan of any changes in a property’s flood zone status brought about by changes in flood insurance rate maps issued by FEMA.

Consumer Mortgage Credit Reporting – LandAmerica Credit Services is a nationwide provider of consumer credit reports and income, employment, and tax return verifications to lenders engaged in mortgage origination. Our technology interfaces with many loan origination systems and directly with Fannie Mae and Freddie Mac and permits 24 hours, 7 days a week monitoring and response. Our credit information is obtained using technology linked to the three major credit repositories: Equifax, Experian and Trans Union. In addition, through Bureau Direct™, a borrower’s erroneous credit information can be updated at each of the three major credit repositories in 72 hours or less, thereby reducing the necessary paperwork and time required by the borrower and the lender seeking to close a consumer’s lending transaction.

Although there are numerous suppliers of mortgage origination services to national and regional mortgage lenders, our largest competitors with whom we compete on the business of price and service are First Advantage CREDO, CBC Companies, Equifax and Kroll Factual Data, Inc.

Our loan servicing business provides real estate tax processing services and default management services.

Tax Services – LandAmerica Tax Services offers real estate tax processing services to mortgage lenders. We monitor and report real estate property tax data needed by mortgage lenders on secured properties. During the lending process, we advise lenders whether any delinquent taxes are associated with the property. Where the lender requires an escrow for the payment of taxes by borrowers during the term of the loan, we determine the timing and amount of the tax payment due on the property and interface with the loan servicing department of the mortgage lender and the various local taxing authorities to facilitate the timely payment of real property taxes.

Services performed for mortgage lenders vary significantly. While some lenders prefer complete outsourcing of all tax service functions, other lenders prefer to perform their own tax services and purchase data from us. Recently, we believe that the trend among large lenders has been to perform certain functions of their own tax processing services, known as insourcing. We have developed a series of products to provide those lenders with the data and other tools they need to insource their tax service functions.

Default Management – LandAmerica Default Services provides comprehensive default management services to lenders and mortgage servicing operations. These services consist of foreclosure processing, broker price opinions and appraisal coordination, management of properties acquired at foreclosure (REO), senior lien monitoring, bankruptcy services and lien processing release.

Through a 2006 acquisition, we now offer BackInTheBlack, a web-based application that focuses on loss mitigation and collections and is implemented with client specific rules to allow client capability to manage the entire default process from beginning to end, from collections to property disposition. BackInTheBlack transforms default servicing by replacing current home-grown, paper-based techniques with a unified problem loan underwriting solution.

Although there are numerous suppliers of loan services, our largest competitors with whom we compete on the basis of price and service are The First American Corporation and Fidelity National Financial, Inc. (formerly Fidelity National Title Group, Inc.).

Our subservicing business provides loan subservicing services through our subsidiary, LoanCare Servicing Center, Inc. (“LoanCare”).

Subservicing – LoanCare is an approved servicer for the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association, the Federal Housing Administration, the Veterans Administration, several nationwide financial institutions, and a number of private investors. Our loan subservicing services are offered through interim and private label subservicing programs. Interim subservicing is utilized by lenders selling loans in the secondary market pending the transfer of the loans and the related servicing rights to a permanent purchaser/investor. The private label subservicing program is utilized by lenders wishing to promote the relationship between themselves and their borrowers.

Although there are numerous providers of subservicing services, our largest competitors with whom we compete on the basis of price and service are Cenlar FSB, GMAC Mortgage Corporation, Countrywide Home Loans, Inc. and Freedom Mortgage.

Portions of our Lender Services segment, particularly in our mortgage origination business, have cyclical and seasonal trends similar to our Title Operations segment. In contrast, we believe that a higher interest rate environment and weakness in the overall economy may increase the volume of mortgage defaults which increases our default management business. In addition, in instances where we receive cash in advance for services for real estate tax processing services, the revenue is deferred and amortized ratably over the anticipated life of the loan servicing. This ratable amortization has the impact of reducing the volatility in revenue related to this segment. However, loss of a customer may accelerate recognition of revenue in certain periods resulting in one-time volatility.

The top five customers in our Lender Services segment account for approximately 29.9 percent of operating revenue.

Financial Services

The Financial Services segment includes Orange County Bancorp and its wholly-owned subsidiary, Centennial Bank, a California industrial bank we acquired in November 2003 (“Centennial”). Centennial’s primary business is the origination and bulk purchase of commercial real estate loans in the Southern California market, and to a lesser degree, in the Arizona and Nevada markets. Deposits are solicited through the internet for both certificates of deposit and passbook savings accounts. As an industrial bank, Centennial does not accept demand deposits, such as checking accounts, that provide for payment to third parties. Centennial does not offer banking services such as credit cards or automated teller machines. We utilize Centennial to hold a portion of our escrow deposits. The following is a summary of certain information relating to Centennial’s deposits, loans and allowances for loan losses for the last five years. Information related to periods prior to the acquisition date has not been included in our financial position and results of operations.

Total deposits held by Centennial were $618.2 million at December 31, 2006 and $547.2 million at December 31, 2005. Certificates of deposit and passbook savings accounts represented 35.9 percent and 64.1 percent of total deposits, respectively, at December 31, 2006 and 47.3 percent and 52.7 percent of total deposits, respectively, at December 31, 2005.

Centennial had outstanding loans of $535.5 million, or 86.6 percent of total deposits, at December 31, 2006 and $436.1 million, or 79.7 percent of total deposits, at December 31, 2005. The average loan balance outstanding was $1.2 million at December 31, 2006 and $0.8 million at December 31, 2005. Centennial makes loans only on a secured basis at loan-to-value percentages typically no greater than 75 percent. Substantially all of Centennial’s loans are made on a variable rate basis. Loans that Centennial made or acquired during 2006 ranged in amount from $0.3 million to $5.3 million and $0.3 million to $9.0 million made or acquired during 2005. Centennial’s commercial real estate loans are typically smaller in size and more tailored to fit the customer than those issued by large financial institutions that maintain minimum size requirements of $5.0 million or more. Centennial’s primary competitors in the California market are local community banks, thrift and loan companies and, to a lesser extent, commercial banks.

The average yield on Centennial’s loan portfolio as of December 31, 2006 was 6.9 percent. A number of factors are included in the determination of average yield, principal among which are interest, loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of premiums on purchased loans.

The following table presents Centennial’s outstanding loans, by category, as of the dates indicated.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In millions)
Commercial, financial and agricultural	$—	$—	$—	$0.1	$0.1
Real estate – mortgage	535.5	435.8	342.3	253.9	203.7
Installment loans to individuals	—	0.3	1.5	4.3	11.0
Lease financing	—	—	—	—	0.3

Total	$535.5	$436.1	$343.8	$258.3	$215.1

The performance of Centennial’s loan portfolio is evaluated on an ongoing basis by our management. Loans are typically classified as non-accrual if they miss three or more contractual payments. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, in accordance with the contractual payment terms of interest and principal. While a loan is classified as non-accrual and future collectibility of the recorded loan balance is doubtful, collections of both interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest may be recognized on a cash basis. There have been no loans classified as non-accrual during the past five years.

The allowance for loan losses is established through a provision for loan losses. A loan is charged off against the allowance for loan losses when we believe that collectibility of the principal is unlikely. The allowance is an amount that we believe is adequate to absorb estimable and probable losses on existing loans and contracts. We take into consideration changes in the nature and volume of our portfolio, overall portfolio quality, prior loss experience, review of specific problem loans and contracts, regulatory guidelines and current economic conditions that may affect the borrower’s ability to pay. Additionally, certain regulatory agencies, as part of their examination process, periodically review our allowance for loan losses. These agencies may require adjustments to the allowance based on their judgment regarding information made available to them. See Note 1 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

The following table provides certain information with respect to Centennial’s allowance for loan losses and charge-off and recovery activity for the periods indicated.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in millions)
Balance at beginning of period	$4.2	$3.4	$2.6	$2.1	$1.6
Charge-offs:
Installment loans to individuals	—	—	0.1	0.3	0.5

Total loans charged off	—	—	0.1	0.3	0.5

Recoveries:
Real estate – mortgage	—	—	—	—	—
Installment loans to individuals	—	—	—	0.1	0.1

Total recoveries	—	—	—	0.1	0.1

Net charge-offs	—	—	0.1	0.2	0.4
Provision for loan losses	0.7	0.8	0.9	0.7	0.9

Balance at end of period	$4.9	$4.2	$3.4	$2.6	$2.1

Ratio of net charge-offs to average loans outstanding during the period	0.0%	0.0%	0.0%	0.1%	0.2%

The following table shows the allocation of Centennial’s allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated.

	Year Ended December 31,
	2006		2005		2004		2003		2002
	(Dollars in millions)
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Real estate – mortgage	$4.7	95.9%	$2.1	50.0%	$1.7	50.0%	$1.3	50.0%	$0.9	42.9%
Installment loans to individuals	—	—	—	—	0.1	2.9	0.2	7.7	0.4	19.1
Unallocated	0.2	4.1	2.1	50.0	1.6	47.1	1.1	42.3	0.8	38.0

Total	$4.9	100.0%	$4.2	100.0%	$3.4	100.0%	$2.6	100.0%	$2.1	100.0%

(1)	Each percentage represents the percent of the loans in the applicable category to total loans.

Corporate and Other

The Corporate and Other group of businesses include LandAmerica Assessment Corporation, LandAmerica Valuation Corporation, LandAmerica Property Inspection Services, and Buyers Home Warranty Company.

LandAmerica Assessment Corporation – LandAmerica Assessment Corporation offers due diligence services to assist clients in determining the initial feasibility of commercial real estate transactions and ongoing due diligence requirements in the United States, Canada, Mexico, the Caribbean, Europe and Asia. Our field professionals provide coverage for a variety of due diligence services including property condition assessment services, environmental assessment services, construction monitoring services, and surveillance services.

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

Construction monitoring services include construction cost analysis and construction progress monitoring on all types of projects such as commercial/retail, residential tract development and assisted living, hospitality, and industrial developments.

LandAmerica Valuation Corporation – LandAmerica Valuation Corporation offers commercial appraisals and valuations on all types of commercial property including office, retail, industrial, multi-family, special purpose, and hospitality. Custom report formats are offered based on lender specifications in addition to all standard commercial reports.

LandAmerica Property Inspection Services – LandAmerica Property Inspection Services provides primarily residential inspections for real estate transactions in Arizona, California, Florida, Georgia, Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, New Jersey, North Carolina, Ohio, Texas, Washington, and Wisconsin.

Buyers Home Warranty Company –LandAmerica Home Warranty has the ability to provide and service home warranty contracts in every state except for Virginia, where its license application is currently pending.

Corporate and Other also includes the unallocated portion of the corporate expenses related to our corporate offices in Richmond, Virginia (including unallocated interest expense).

Investment Policies

We earn investment income from our investment portfolio which primarily resides in our title insurance subsidiaries and consists of fixed-maturity debt securities and equity securities issued principally by corporations and the United States government and its agencies, and state and local jurisdictions. Additionally, we earn investment income through our portfolio of loans receivable at Centennial. Our investment portfolio is managed by professional investment advisors under guidelines that govern the types of permissible investments, investment quality, maturity, duration, and concentration of issuer to comply with the various state regulatory requirements while maximizing net after-tax yield. These guidelines and our investment strategies are established and periodically reexamined by the Investment Funds Committee of our Board of Directors. At December 31, 2006, substantially all of our investment portfolio consisted of investment grade securities. Under our investment guidelines, up to 5 percent per investment class of the investment portfolio may be invested in non-fixed maturity investments which may include business development, real estate, tax credits and private placement securities. In addition, up to 10 percent of the investment portfolio may be invested in equity securities. This committee also reviews the performance of the investment advisors on a quarterly basis. See Note 3 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Centennial’s loan portfolio consists primarily of moderately sized commercial real estate loans to individuals, corporations, LLCs and partnerships. Loan applications go through a rigorous underwriting process before being submitted for approval to the Loan Committee of Centennial’s Board of Directors. Although the vast majority of loans are secured by real estate located in California, the portfolio is well diversified by borrower, property location and property type. Beginning in 2006, Centennial started to underwrite loans in Nevada and Arizona. Loans typically meet maximum loan to value requirements of 75 percent. Operating income and rental income generated by the real estate of the borrower generally results in a debt coverage ratio in excess of 1.15x. Monthly loan portfolio performance reports are reviewed by Centennial’s Board of Directors.

Employees

As of December 31, 2006, we had approximately 13,500 full time and 750 part time employees. Our relationship with our employees is good. No employees are covered by any collective bargaining agreements, and we are not aware of any union organizing activity relating to our employees.

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

The demand for our title insurance and other real estate transaction products and services is dependent upon, among other things, the volume of commercial and residential real estate transactions, including mortgage refinancing transactions. The volume of these transactions has historically been influenced by factors such as interest rates and the state of the overall economy. When interest rates are increasing or during an economic downturn or recession, real estate activity typically declines and we tend to experience lower revenue and profitability. In addition, foreign hostilities could adversely impact the demand for real estate transactions. The cyclical nature of our business has caused fluctuations in revenue and profitability in the past and is expected to do so in the future. In addition, changes in interest rates may have an adverse impact on our return on our investments, the market value of our investment portfolio and interest paid on our bank debt.

Changes to the participants in the secondary mortgage market could affect the demand for title insurance products.

The demand for our title insurance products and services depends upon, among other things, the volume of commercial and residential real estate transactions, including mortgage refinancing transactions. In turn, the volume of commercial and residential real estate transactions depends in part upon the requirements of participants in the secondary mortgage market, who purchase large volumes of real estate loans secured by commercial and residential real property (including but not limited to Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association) to obtain title insurance policies on such real property. Therefore, changes to the composition of the participants in the secondary mortgage market or their requirements that title insurance policies be obtained could adversely affect the demand for our title insurance products.

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

Heightened regulatory scrutiny of us and the title insurance industry, including pricing of title insurance products and services, could materially and adversely affect our business, operating results, and financial condition.

We have been subject to information requests and subpoenas from various regulatory authorities relating to investigations of our business practices and those of the title insurance industry. The Government Accountability Office and various states are studying the title insurance product, market, pricing, business practices, and potential regulatory and legislative changes. Multiple states are examining pricing levels and/or title insurance regulations. If it is determined that prices are not justified, rate changes may be implemented, including potential reductions. These rate actions could result in decreased levels of revenue. If we fail to reduce our staffing and other costs to a level consistent with decreased revenues, there could be a material and adverse effect on our business, operating results, and financial condition. Any restrictions imposed or actions taken by states with respect to us or the title insurance industry in general may adversely affect our business, operating results, and financial condition.

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

The business of providing real estate transaction products and services is very competitive. Competition for residential title insurance business is based primarily on quality of service and price within regulatory parameters. With respect to national and regional mortgage lenders, service quality includes a large distribution network and the ability to deliver a broad array of real estate services quickly, efficiently and through a single point of contact. Competition for commercial title business is based primarily on price within regulatory parameters, service, expertise in complex transactions and the size and financial strength of the insurer. Title insurance underwriters also compete for agents on the basis of service and commission levels. Although we are one of the largest providers of real estate transaction products and services in the United States, four other companies—Fidelity National Financial, Inc. (formerly Fidelity National Title Group, Inc.), The First American Corporation, Old Republic International Corporation and Stewart Information Services, Inc.—have the size, capital base and agency networks to compete effectively with our products and services, both in the United States and abroad. In addition, some of our competitors may have, or will have in the future, greater capital and other resources than us. Competition among the major providers of real estate transaction products and services and any new entrants could materially and adversely affect our business, operating results, and financial condition.

Significant industry changes and new product and service introductions require timely and cost-effective responses.

As a national provider of real estate transaction products and services, we participate in an industry that is subject to significant change, frequent new product and service introductions, evolving industry standards and increased customer leverage. In addition, alternatives to traditional title insurance, such as lien protection products, have emerged in recent years. We believe that our future success will depend on our ability to anticipate changes in technology and customer demands and to offer products and services with state of the art technological attributes that meet evolving standards on a timely and cost-effective basis. The development and implementation of new products, services and technology may require significant capital expenditures and other resources and involve new risks we have not previously managed. There is a risk that customers may not accept our new products, services or technology and we may not successfully identify, develop and introduce new product and service opportunities or simplify and update our technology to be more operationally efficient and/or better able to deliver superior customer service in a timely and cost-effective manner. In addition, products and services that our competitors and other real estate industry participants develop or introduce may render certain of our products and services obsolete or noncompetitive. We license software and technology from third parties, including some competitors, and incorporate it into or sell it in conjunction with our own software products, some of which is critical to the operation of our business. If any of the third party software vendors were to change product offerings, increase prices or terminate our licenses, we might need to seek alternative vendors and incur additional internal or external development costs to ensure continued performance of our products. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the software provided by our existing vendors. The costs associated with licensing or maintenance of these third party software products or other technology or simplification and updating of our technology could cause our gross margin levels to decrease significantly. Further, our third party vendors may not have the capacity to develop and support software and systems that are necessary to process large volumes of transactions. In addition, interruption in functionality of our products could adversely affect future sales of licenses and services. Advances in technology could also reduce the useful lives of our products, preventing us from recovering fully our investment in particular products and services. As a result, our inability to anticipate industry changes and to respond with competitive and profitable products and services could materially and adversely affect our business, operating results, and financial condition.

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

Our corporate headquarters, accounting and technology operations are concentrated in Richmond, Virginia. Our agency services center is located in Louisville, Kentucky, which is operated by Intellihub Solutions and Services, LLC, a joint venture in which we own a minority interest. These critical business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control. Although we are upgrading our disaster recovery functionality and have prepared a business continuity plan, a catastrophic event that results in the destruction or disruption of any of our critical business operations or systems could severely affect our ability to conduct normal business operations and, as a result, there could be a material and adverse effect on our business, operating results, and financial condition.

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

Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by state agencies of any change in control of an insurance company or insurance holding company that is domiciled (or, in some cases, doing business) in that state. Under such current laws, any future transaction that would constitute a change in control would generally require approval by the state insurance departments of, California, Nebraska, New Jersey, Tennessee, and Texas. Such a requirement could have the effect of delaying or preventing certain transactions affecting the control or the ownership of our common stock, including transactions that could be advantageous to our shareholders.

Our future success depends on our ability to continue to attract and retain qualified employees.

Our success depends upon our ability to continue to attract and retain highly skilled technical, managerial, sales and marketing personnel, especially sales and marketing personnel who control customer relationships critical to our business. If our efforts in these areas are not successful, our costs may increase, development and sales efforts may be hindered and our customer service may suffer. Although we invest significant resources in recruiting and retaining employees, there is intense competition for personnel in the title insurance industry. From time to time, we experience difficulties in locating enough highly qualified candidates in desired geographic locations, or with required industry-specific expertise.

Our conduct of business in foreign markets creates financial and operational risks and uncertainties that may materially and adversely affect our business, operating results, and financial condition.

We currently provide title insurance and other real estate transaction products and services in foreign countries. As of December 31, 2006, we conducted business in a number of foreign markets, including Mexico, Canada, the Caribbean, Latin America, Europe and Asia. In certain countries where we do business, our products and services have a limited history and are not well-established. As a result, market acceptance of our products and services is uncertain, and we may not be able to successfully implement our business plan. Government regulations may determine how we operate in various countries, which could limit our growth and strategy plans. Our foreign business is subject to potential changes in political and economic conditions in the local markets in which they operate, which could adversely affect their performance. We are also subject to foreign taxes in the countries in which we operate, and changes in tax laws or the interpretation of tax laws may reduce our earnings or may increase our tax cost.

Our claims experience may require us to increase our provision for title losses or to record additional reserves, either of which may adversely affect our earnings.

Estimating future loss payments is difficult, and our assumptions about future losses may prove inaccurate, particularly losses involving new products and services and business in foreign markets. Claims are often complex and involve uncertainties as to the dollar amount and timing of individual payments. Claims are often paid many years after a policy is issued. From time to time, we experience large losses from title policies that have been issued, which require us to increase our title loss reserves. These events are unpredictable and may adversely affect our earnings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease a three building complex in Glen Allen, Virginia that is currently used for our corporate offices. This property consists of approximately 298,000 square feet of office space and parking facilities. Our subsidiaries conduct their business operations primarily in leased office space in forty states, Puerto Rico, Canada, Mexico Germany and Switzerland. In addition, we own certain properties that, in the aggregate, are not material to our business taken as a whole.

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

Litigation Not in the Ordinary Course of Business

On June 22, 2004, Gateway Title Company, Inc. (“Gateway”), Commonwealth Land Title Company, Inc. and LandAmerica Financial Group, Inc. (collectively, “Plaintiffs”) filed a Complaint, subsequently amended by a First Amended Complaint filed June 25, 2004, in the Superior Court of California, County of Los Angeles, Central District (the “Court”), against the Mercury Company and its affiliates Financial Title, Alliance Title, Investors Title and various individuals including Joseph DiChiacchio, a former manager of LandAmerica (Case No. BC 317441) (collectively, “Defendants”). The lawsuit claims substantial monetary and punitive damages for unfair competitive business practices in conjunction with Plaintiffs’ loss of over 300 employees in California, most of which appears to have occurred within an approximately twenty-four month period. On August 12, 2004, the Court granted a Temporary Restraining Order, followed by a Preliminary Injunction granted September 27, 2004, against Defendants based upon a showing of significant likelihood of Plaintiffs prevailing on the merits combined with irreparable harm to Plaintiffs if injunctive relief did not issue. The injunctive relief generally prohibited the solicitation of Plaintiffs’ employees. The preliminary injunctive relief has now expired. On December 13, 2004, Alliance Title Company, Inc., Financial Title Company, Inc., Roberto Olivera and Ray Arias filed a Cross-Complaint for unfair competitive business practices. On December 13, 2004, Mr. DiChiacchio also filed a Cross-Complaint alleging similar claims, including back wages and additional bonus payments. Plaintiffs are disputing and intend to vigorously defend the Cross-Complaints. A mandatory settlement conference was held on August 1, 2005 and voluntary mediation on September 7, 2005. After completion of discovery, a jury trial began in early May 2006 and resulted in a verdict for Gateway of approximately $8.3 million. Judgment has not been entered pending resolution of the Cross-Complaints currently set for trial on April 16, 2007. We are evaluating whether or not to appeal the verdict and have agreed to engage in voluntary mediation on April 4, 2007 in an effort to resolve all claims. Management believes that the award of damages to Plaintiffs exceeds any claim of offset raised in the Cross-Complaints.

On January 14, 2005, First California Title Company, New Century Title Company and United Title Company (collectively, “Plaintiffs”) filed a Complaint in the Superior Court of the State of California, County of Los Angeles, against Financial Title Company, Mercury Companies, Inc., Stacy Neves, Stephanie Howard, George Willard and Tony Becker (Case No. BC 327332) (collectively, “Defendants”). On September 8, 2006, we completed the merger with Plaintiffs. The lawsuit claims substantial monetary and punitive damages for unfair competitive business practices in conjunction with Plaintiffs’ loss of approximately 80 employees in California to Defendants over an approximately eight month period. The complaint was later amended to include Alliance Title Company and Christine De’Martini as named Defendants. A jury trial began on October 17, 2006. On December 28, 2006, the jury returned its verdict for Plaintiffs in the approximate amount of $2 million. The punitive damages phase of the bifurcated trial was held on January 2, 2007 and resulted in a punitive damages award for Plaintiffs in the approximate amount of $14.6 million. Judgment has not been entered pending resolution of post-trial motions and could be appealed. The parties have agreed to engage in voluntary mediation on April 4, 2007 in an effort to resolve their claims.

On January 25, 2002, Miles R. Henderson and Patricia A. Henderson (the “Plaintiffs in the Henderson Suit”) filed a putative class action suit (the “Henderson Suit”) against Lawyers Title Insurance Corporation (“Lawyers Title”) in the Court of Common Pleas for Cuyahoga County, Ohio. Lawyers Title removed the case to the District Court for the Northern District of Ohio on March 6, 2002, and the Plaintiffs amended the complaint on March 8, 2002. On June 28, 2002, the District Court remanded the case to the Court of Common Pleas for

Cuyahoga County, Ohio. A similar putative class action suit was filed against Commonwealth, by Rodney P. Simon and Tracy L. Simon (the “Plaintiffs in the Simon Suit”) in the Court of Common Pleas for Cuyahoga County, Ohio on March 5, 2003. The Plaintiffs in both suits alleged that the defendants had a practice of charging original rates for owners title insurance policies when lower, reissue rates should have been charged. Both defendants initially responded by demanding that the actions be arbitrated, but on final appeal to the Ohio Supreme Court, the Court ruled that arbitration was not required for either suit. On remand to the trial court, the Plaintiffs in the Henderson Suit are now seeking to have the case certified as a class action on behalf of all sellers and buyers of residential property in Ohio who paid the higher original rate from 1992 to the present. The court has set a hearing date of August 29, 2007. The Plaintiffs in the Simon Suit are seeking to have the case certified as a class action on behalf of all sellers of residential property in Ohio, who paid the original rate from 1993 to the present, as requested in the original complaint, although no hearing date on the class certification has been scheduled. The Plaintiffs in both cases have demanded an unspecified amount of compensatory damages, declaratory and injunctive relief, punitive damages, and attorneys’ fees and costs. These cases are in the early stages, there have been no class certifications, and the defendants believe that they have meritorious defenses. At this stage of the litigation, the amount or range of loss that could result from an unfavorable outcome cannot be reasonably estimated.

We are defendants in a number of other purported class action cases pending in various states that include allegations that certain consumers were overcharged for title insurance and/or related services. The dollar amount of damages sought has generally not been specified in these cases except for jurisdictional limits. We intend to vigorously defend these actions.

Regulatory Proceedings

We have received certain information requests and subpoenas from various regulatory authorities relating to our business practices and those of the title insurance industry.

The Government Accountability Office and various states are studying the title insurance product, market, pricing, business practices, and potential regulatory and legislative changes. Multiple states, including California, Florida, Nevada, New Mexico, New York, Texas, and Washington, are examining pricing levels and/or title insurance regulations. If it is determined that prices are not justified, rate changes may be implemented, including potential reductions. Some of the examinations, like those conducted in Texas and New Mexico, are conducted annually or biannually and usually result in adjustments to the prices we can charge. Subsequent to a hearing of the Texas title rate case in August 2006, the Texas Commissioner of Insurance ordered a rate reduction of 3.2 percent effective February 1, 2007. The California Department of Insurance (“CA DOI”) submitted to the Office of Administrative Law (“OAL”) proposed regulations governing the rating of title insurance and related services that could impose future rate reductions and filing of mandated statistical plans that impose substantially higher costs on title insurance operations in California. On February 21, 2007, the OAL disapproved the regulatory action for failure to comply with certain standards and requirements. The OAL will issue a written decision detailing the reasons for disapproval by February 28, 2007 and the CA DOI will then have 120 days to resubmit the regulatory action.

In addition, a number of state inquiries have focused on captive reinsurance. Captive reinsurance involves the provision of reinsurance by a reinsurance company that is owned by another entity, typically a lender, developer or other party that is a provider of real estate-related services. From the inception of our captive reinsurance programs in 1997 through 2004, reinsurance premiums paid by us to captive reinsurers totaled approximately $12.0 million. The revenues from these programs were not material to our results of operations. We voluntarily terminated our captive reinsurance arrangements as of February 2005, notwithstanding our belief that we had operated the programs in accordance with applicable law. We settled these investigations with six states, representing approximately 81.4 percent of our captive reinsurance business, without admitting any liability.

In June 2005, we established reserves of $19.0 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes settlements with the California, Arizona, Nevada, Virginia, Colorado, and North Carolina departments of insurance. Based on these settlements and the status of inquiries, we released $6.7 million of this reserve back into earnings in fiscal year 2005 and $0.8 million in fiscal year 2006. The remaining reserve at December 31, 2006 was approximately $4.9 million.

We may receive additional subpoenas and/or requests for information in the future from state or federal government agencies. We will evaluate, and we intend to cooperate in connection with, all such subpoenas and requests.

Based on the information known to management at this time, it is not possible to predict the outcome of any of the currently pending governmental inquiries and investigations into the title insurance industry’s market, business practices, pricing levels, and other matters, or the market’s response thereto. However, any material change in our business practices, pricing levels, or regulatory environment may have an adverse effect on our business, operating results and financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the persons who serve as our executive officers, their ages and positions as of February 28, 2007, and their business experience during the prior five years. There are no family relationships between any of such persons and any director, executive officer or person nominated or chosen to become a director or executive officer.

Name	Age	Office and Experience
Kenneth Astheimer	58	President – Agency Services since January 1, 2007 and Executive Vice President – Agency Services of LandAmerica from September 2002 through December 31, 2006. Mr. Astheimer also serves as Executive Vice President for each of Lawyers Title, Commonwealth and Transnation, positions held for more than five years. Mr. Astheimer previously served as President and Chief Executive Officer of LandAmerica OneStop from January 2001 to September 2002.

Paul M. Bedell	44	Executive Vice President and Chief Operations Resources Officer of LandAmerica since January 1, 2007 and Executive Vice President – Sales Resources of LandAmerica from September 2003 to December 31, 2006. Mr. Bedell previously served as Senior Vice President – Corporate Strategy and Business Development for Citigroup Citifinancial International from January 1, 2001 until September 2003.

Theodore L. Chandler, Jr.	54	Chairman and Chief Executive Officer of LandAmerica since January 1, 2007; President and Chief Executive Officer of LandAmerica from January 1, 2005 through December 31, 2006 and Chairman and Chief Executive Officer of each of Lawyers Title, Commonwealth and Transnation since January 1, 2005. Mr. Chandler served as Chief Operating Officer of LandAmerica and each of Lawyers Title, Commonwealth and Transnation from July 24, 2002 to December 31, 2003. Mr. Chandler served as Senior Executive Vice President of LandAmerica and each of Lawyers Title, Commonwealth and Transnation from January 31, 2000 until July 24, 2002.

Name	Age	Office and Experience
Ross W. Dorneman	60	Executive Vice President and Chief Administrative Officer of LandAmerica since January 1, 2007 and Executive Vice President – Human Resources of LandAmerica from December 2002 through December 31, 2006. Prior to December 2002, Mr. Dorneman served as Senior Vice President and Mid Atlantic Human Resources Director of SunTrust Bank, a position he held since March 2000.

G. William Evans	52	Executive Vice President and Chief Financial Officer of LandAmerica since September 15, 1999. Mr. Evans previously served as Chief Financial Officer of each of Lawyers Title, Commonwealth and Transnation from September 15, 1999 to December 1, 2005. Mr. Evans also serves as Senior Executive Vice President each of Lawyers Title, Commonwealth and Transnation, positions he has held since December 1, 2005.

Michelle H. Gluck	47	Executive Vice President, Chief Legal Officer and Corporate Secretary of LandAmerica since January 1, 2007; Executive Vice President, General Counsel and Secretary of LandAmerica from January 1, 2004 through December 31, 2006 and Executive Vice President of each of Lawyers Title, Commonwealth and Transnation since January 1, 2004. Ms. Gluck served previously as Vice President, Associate General Counsel and Assistant Secretary of Kmart Corporation from June 2001 to September 2003.

Melissa A. Hill	50	President – Residential Services since January 1, 2007 and Executive Vice President – Production and Process Improvement of LandAmerica from January 1, 2004 through December 31, 2006. Ms. Hill previously served as President of LandAmerica OneStop from August 2002 to December 2003. Ms. Hill served in a variety of capacities for LandAmerica between April 2001 and August 2002.

Jeffrey C. Selby	61	President – Commercial Services since January 1, 2007 and Executive Vice President – Commercial Services of LandAmerica from January 1, 2004 through December 31, 2006. Mr. Selby also serves as Executive Vice President of Commonwealth and Transnation, positions held since March 25, 1999 and for Lawyers Title, a position he has held for more than five years. Mr. Selby served as Executive Vice President - Director of National Commercial Services and Manager of National Agents and Affiliates of LandAmerica from February 17, 1999 to December 31, 2003.

Christine R. Vlahcevic	44	Senior Vice President - Corporate Controller of LandAmerica since January 1, 2005. Ms. Vlahcevic also serves as Chief Financial Officer for each of Lawyers Title, Commonwealth and Transnation, positions she has held since December 1, 2005. Ms. Vlahcevic previously served as Senior Vice President – Corporate Controller of each of Lawyers Title, Commonwealth and Transnation from January 1, 2005 to December 1, 2005. Ms. Vlahcevic served as Controller of Chesapeake Corporation from October 2000 to December 2004.

Name	Age	Office and Experience
Albert V. Will	51	President – Lender Services since January 1, 2007 and Executive Vice-President – Lender Services from March 15, 2005 through December 31, 2006. Mr. Will previously served as President of Lincoln Abstract, LLC, a position he held from April 2004 to March 2005. Prior to April 2004, Mr. Will served as Executive Vice President, Radian Guaranty and President, Radianexpress.com of Radian Group, Inc., positions he held for more than five years.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock and Dividends

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “LFG.”

The following table sets forth the reported high and low sales prices per share of our common stock on the NYSE Composite Tape, based on published financial sources, and the cash dividends per share declared on the common stock for the calendar quarter indicated.

	Price Range
	High	Low	Dividends
Year Ended December 31, 2005
First quarter	$56.04	$46.50	$0.15
Second quarter	60.28	47.99	0.15
Third quarter	67.15	58.00	0.18
Fourth quarter	70.09	54.84	0.18

Year Ended December 31, 2006
First quarter	$69.50	$60.14	$0.18
Second quarter	71.04	61.08	0.18
Third quarter	67.59	58.75	0.22
Fourth quarter	69.85	59.15	0.22

Our current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends to holders of common stock will be at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, capital requirements and other factors.

Because we are a holding company, our ability to pay dividends will depend largely on the earnings of, and cash flow available from, our subsidiaries. During 2006, our three principal title underwriting subsidiaries, Commonwealth, Lawyers Title and Transnation, redomesticated to Nebraska. These insurance subsidiaries are subject to state regulations that require approval of the Nebraska Department of Insurance prior to payment of any extraordinary dividends or distributions. Under the Nebraska Department of Insurance laws and regulations, an extraordinary dividend or distribution is any amount which exceeds the greater of (a) ten percent of such insurer’s policyholders surplus as of the preceding year end or (b) net income not including realized capital gains, for the preceding calendar year. For the 12-month period ending December 31, 2007, our three principal underwriters are permitted to distribute approximately $237.0 million to us without prior regulatory approval.

Number of Shareholders of Record

As of February 23, 2007, there were approximately 1,200 shareholders of record of our common stock, including the Depository Trust Corporation, which acts as a clearinghouse and nominee for multiple brokerage and custodial accounts.

Issuer Purchases of Equity Securities

The following table sets forth the details of purchases of common stock under our share purchase plans and our Executive Voluntary Deferral Plan and Outside Directors Deferral Plan that occurred in the fourth quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2006	67,165	$67.08	66,000	1,280,201
November 1 through November 30, 2006	64,726	$60.60	63,000	1,215,475
December 1 through December 31, 2006	60,981	$62.81	60,000	1,154,494

(1)	A total of 3,872 shares of our common stock were purchased in connection with the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan during the fourth quarter 2006. These repurchases were made in open-market transactions on behalf of a trust maintained by us for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. For additional information on these plans, see Part II, Item 8, “Financial Statements and Supplementary Data.”
(2)	On October 26, 2005, we announced a share purchase plan providing for the purchase of up to 1,250,000 shares of our common stock expiring at the end of July 2007. As of December 31, 2006, we had purchased 681,000 shares authorized under this purchase plan.
(3)	In February 2007, the Board of Directors approved a repurchase program expiring in October 2008 that authorized us to repurchase 1.5 million shares.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth in the following table should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data.”

	2006		2005		2004		2003		2002
	(Dollars in millions, except per common share amounts)
For the year ended December 31:
Total revenue	$4,015.9		$3,959.6		$3,522.1		$3,406.0		$2,586.6
Net income	98.8	(1)	165.6	(2)	171.6	(3)	202.8	(4)	146.2	(5)
Net income per common share	5.80		9.45		9.46		11.01		7.93
Net income per common share assuming dilution	5.61		9.29		9.39		10.88		7.87
Dividends per common share	0.80		0.66		0.50		0.34		0.24
At December 31:
Notes payable	685.3		479.3		465.4		327.4		188.5
Total assets	4,174.8		3,695.0		3,264.9		2,710.1		1,905.1
Shareholders’ equity	1,395.8		1,278.5		1,197.7		1,065.8		874.2

(1)	In 2006, we incurred $14.7 million, or $9.5 million after taxes, for the write-off of intangible and other long-lived assets.
(2)	In 2005, we (1) recorded the recognition of deferred income of $33.8 million, or $20.0 million after taxes, (2) recorded the write-off of intangible and other long-lived assets of $39.1 million, or $23.2 million after taxes, and (3) incurred legal and settlement costs of $22.6 million, or $15.4 million after taxes.
(3)	In 2004, we (1) incurred litigation settlement costs of $9.2 million, or $5.9 million after taxes, (2) amended our pension plan effective December 31, 2004 to cease future accruals resulting in a curtailment gain of $4.8 million, or $3.1 million after taxes, (3) recorded exit and termination costs of $6.5 million, or $4.2 million after taxes, and (4) recorded title plant impairments of $5.0 million, or $3.2 million after taxes.
(4)	In 2003, we recorded exit and termination costs of $0.3 million, or $0.2 million after taxes. Additionally, we recorded title plant impairments of $4.9 million, or $3.2 million after taxes.
(5)	In 2002, we recorded exit and termination costs of $13.4 million, or $8.7 million after taxes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is provided to supplement, and should be read in conjunction with, Part I, Item 1, “Business” and Part II, Item 8, “Financial Statements and Supplementary Data.” For information on risks and uncertainties related to our business that may make past performance not indicative of future results, or cause actual results to differ materially from any forward-looking statements made by us, see Part I, “Forward-Looking and Cautionary Statements,” and Part I, Item 1A, “Risk Factors.”

Executive Overview

Our long-term goal is to improve our position as one of the largest providers of real estate transaction services. To accomplish this objective, we have expanded our operations through internal growth and selective strategic acquisitions. Our business operations are organized under three primary business segments: Title Operations, Lender Services and Financial Services. Other operating business segments not required to be reported separately are reported in a category called Corporate and Other. Based on changes in the organizational structure and combination of service offerings in the Lender Services segment, we have reclassed our LandAmerica OneStop operation, which provides title and closing services to national lenders, from the Title Operations segment to the Lender Services segment. Amounts from 2004 and 2005 have been reclassified to conform to the 2006 presentation. The Lender Services segment has been reorganized into three primary lines of business: mortgage origination, loan servicing and loan subservicing. Each line of business within the Lender Services segment continues to focus on mortgage lenders and servicers as a distinct customer base. These groupings of our business operations are consistent with the way we view our business results and are consistent with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.

Our predominant business operation continues to be our Title Operations segment which accounted for 90.3 percent of our operating revenue in 2006, 90.3 percent of our operating revenue in 2005 and 92.4 percent of our operating revenue in 2004.

Title Operations

Our Title Operations segment is affected by the level of real estate activity and the cost and availability of mortgage funds. The demand for our title insurance products and services is dependent upon, among other things, the volume of residential and commercial real estate transactions, including mortgage refinancing transactions. The volume of these transactions has historically been influenced by factors such as interest rates and the state of the overall economy. For example, when interest rates are increasing or the economy is experiencing a downturn or recession, real estate activity typically declines and we experience lower revenue and profitability. The cyclical nature of our business has caused fluctuations in revenue and profitability in the past and is expected to do so in the future. In addition to cyclicality in our title business, we also experience seasonality. Residential real estate activity is generally slower in the winter, when fewer families buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity is generally more uniform throughout the seasons, but is subject to interest rate variability. We typically report our lowest revenue in the first quarter, with revenue increasing into the second quarter and through the third quarter. The fourth quarter may be as strong as the third quarter, depending on the level of activity in the commercial real estate market and residential refinancing activity. Due to a downturn in the residential real estate environment in 2006, our results did not follow the typical seasonal patterns with third quarter 2006 results below second quarter 2006 results. See Part I, Item 1, “Cyclicality and Seasonality.”

Revenue from our Title Operations segment includes title premiums, escrow fees and fees for other ancillary services. Premiums and fees are determined both by competition and by state regulation. In addition, revenue from our Title Operations segment is influenced by our sales and marketing efforts. Revenue from title operations owned by us is recognized at the time the real estate transaction closes. There can be a delay up to several months between the point in time that a title order is opened and the real estate transaction closes. Consequently, expenses may be incurred and recognized related to a direct title order in advance of revenue being recognized. Operating revenue from independent agents is recognized when we receive notification from the agent that a policy has been issued. Agent notification typically occurs later than the closing of the real estate transaction. The delay in notification varies from year to year, from agent to agent and between regions of the country. During 2006, we experienced an average delay between closing and reporting by agents of approximately 110 days. The delay in notification by agents defers revenue recognition and may also create a lag between changes in general real estate activity and the impact of such changes on the portion of our Title Operations segment revenue attributable to agents.

On September 8, 2006, we completed the merger with Capital Title, which consists of a title insurance underwriter, several title and escrow agency operations, a property appraisal company, a settlement services provider and other related companies. Capital Title services customers primarily in Arizona, California and Nevada in addition to providing lender services on a national basis. Under the terms of the merger, we acquired 100 percent of Capital Title’s common stock for approximately $252.6 million which included direct transaction costs of $3.6 million. We believe that our merger with Capital Title will strengthen our presence in key western states and add scale to the services we provide to our mortgage lending customers.

Given our relative size and market share, we believe that our business generally trends with the overall real estate industry. The Mortgage Bankers Association (“MBA”) estimated that there were $2.5 trillion residential mortgage originations in 2006, $3.0 trillion in 2005 and $2.8 trillion in 2004. The MBA’s statistics at January 8, 2007 estimate that approximately 44 percent of new mortgage originations in 2006 were refinance transactions as compared with approximately 50 percent in 2005 and 53 percent in 2004. Similar to the real estate industry, we experienced record years in 2004 and 2005 due to a low interest rate environment and strong commercial activity. During 2006, rising mortgage interest rates coupled with several years of strong appreciation in home prices, reduced consumer housing affordability and caused a decline in housing sales and in the volume of refinance activity. In 2006, commercial revenue was 25.7 percent of direct title business and tends to be less sensitive to the interest rate fluctuations. The full year 2006 continued to benefit from strong levels of commercial activity. Consequently, before the impact of the Capital Title merger discussed above, operating revenue in 2006 decreased only 1.1 percent over 2005. The MBA forecast anticipates mortgage interest rates to remain stable in 2007, but expects a decrease in overall mortgage originations of approximately 5 percent to $2.4 trillion in 2007, with refinance transactions accounting for 44 percent of the market. We believe that our results for 2007 will mirror the MBA expectations. In addition, we believe that the commercial real estate cycle reached its peak in 2006 and will level off in 2007.

Our profit margins are affected by several factors, including the volume of real estate transactions, the type of title policies issued, the distribution channel used to issue our policies, the amount of liability insured and the level of cancellations.

•

Volume is an important determinant of profitability because we, like any other real estate services company, have a significant level of fixed costs arising from personnel, occupancy costs and maintenance of title plants. While we utilize title orders opened as a forward-looking indicator of business volume, our results are impacted during times of rapidly increasing or decreasing volumes since we cannot immediately match our staffing requirements to changes in business volumes.

•

The type of title policies issued affects our profitability margin. Profit margins from refinancing activity are generally lower than those from buy/sell activity because, in many states, there are premium discounts on refinance transactions.

•

The distribution channel used to issue our policies affects our profitability margin. Our direct operations provide higher margins because we retain the entire premium from each transaction instead of paying a commission to an independent agent. We regularly review the profitability of our agents, adjust commission levels or cancel certain agents where profitability objectives are not being met and expand operations where acceptable levels of profitability are available.

•

The amount of liability insured is also a determinant of profitability. Because premiums are based on the face amount of the policy, larger policies generate higher premiums although expenses of issuance do not necessarily increase in proportion to policy size.

•	Cancellations affect profitability because costs incurred both in opening and in processing orders typically are not offset by fees.

We continually evaluate our cost structure in relation to anticipated changes in business levels discussed above. Our profit margin was 6.3 percent in 2006 compared to 9.2 percent in 2005 and 10.3 percent in 2004. During 2006, our profit margin was impacted by lower volume in residential business. During 2005, the profit margin was impacted by legal and settlement costs discussed below.

Generally, title insurance claims rates are lower than other types of insurance because title insurance policies insure against prior events affecting the quality of real estate titles rather than against unforeseen, and therefore less predictable, future events. Based on our review of the underlying claims data and trends therein, we have provided for title losses at 6.1 percent of operating revenue from the Title Operations segment for 2006 compared to 5.2 percent in 2005 and 4.3 percent in 2004. The increase in the claims provision ratio in 2006 was primarily due to increased claims in the 2003 and 2004 policy years. Since there is an extended time period for which we are liable, slight changes in frequency and severity of claims in more recent policy years can have a significant affect on the amount of liability required for Incurred But Not Reported (“IBNR”) claims. See “Critical Accounting Estimates – Policy and Contract Claims” below for further discussion.

We have received certain information requests and subpoenas from various regulatory authorities relating to our business practices and those of the title insurance industry.

The Government Accountability Office and various states are studying the title insurance product, market, pricing, business practices, and potential regulatory and legislative changes. Multiple states, including California, Florida, Nevada, New Mexico, New York, Texas, and Washington, are examining pricing levels and/or title insurance regulations. If it is determined that prices are not justified, rate changes may be implemented, including potential reductions. Some of the examinations, like those conducted in Texas and New Mexico, are conducted annually or biannually and usually result in adjustments to the prices we can charge. Subsequent to a hearing of the Texas title rate case in August 2006, the Texas Commissioner of Insurance ordered a rate reduction of 3.2 percent effective February 1, 2007. The California Department of Insurance (“CA DOI”) submitted to the Office of Administrative Law (“OAL”) proposed regulations governing the rating of title insurance and related services that could impose future rate reductions and filing of mandated statistical plans that impose substantially higher costs on title insurance operations in California. On February 21, 2007, the OAL disapproved the regulatory action for failure to comply with certain standards and requirements. The OAL will issue a written decision detailing the reasons for disapproval by February 28, 2007 and the CA DOI will then have 120 days to resubmit the regulatory action.

In addition, a number of state inquiries have focused on captive reinsurance. Captive reinsurance involves the provision of reinsurance by a reinsurance company that is owned by another entity, typically a lender, developer or other party that is a provider of real estate-related services. From the inception of our captive reinsurance programs in 1997 through 2004, reinsurance premiums paid by us to captive reinsurers totaled approximately $12.0 million. The revenues from these programs were not material to our results of operations. We voluntarily terminated our captive reinsurance arrangements as of February 2005, notwithstanding our belief that we had operated the programs in accordance with applicable law. We settled these investigations with six states, representing approximately 81.4 percent of our captive reinsurance business, without admitting any liability.

In June 2005, we established reserves of $19.0 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes settlements with the California, Arizona, Nevada, Virginia, Colorado, and North Carolina departments of insurance. Based on these settlements and the status of inquiries, we released $6.7 million of this reserve back into earnings in fiscal year 2005 and $0.8 million in fiscal year 2006. The remaining reserve at December 31, 2006 was approximately $4.9 million.

We may receive additional subpoenas and/or requests for information in the future from state or federal government agencies. We will evaluate, and we intend to cooperate in connection with, all such subpoenas and requests.

Based on the information known to management at this time, it is not possible to predict the outcome of any of the currently pending governmental inquiries and investigations into the title insurance industry’s market, business practices, pricing levels, and other matters, or the market’s response thereto. However, any material change in our business practices, pricing levels, or regulatory environment may have an adverse effect on our business, operating results and financial condition. See Part I, Item 3, “Legal Proceedings.”

Lender Services

Our Lender Services segment provides services to regional and national lending institutions which complement those offered in our title insurance business. We reorganized the management of the Lender Services segment to focus on three lines of business: mortgage origination, loan servicing and loan subservicing. Our mortgage origination business consists primarily of centralized transaction management services, flood zone determinations, appraisal and valuation services, and consumer mortgage credit reporting. Our loan servicing business provides real estate processing services and default management services, and our loan subservicing business provides national loan subservicing though our subsidiary LoanCare Servicing Center, Inc. During the past three years, we have expanded our Lender Services platform through strategic acquisitions. In 2005, we expanded the national scope of our businesses in these areas through the purchase of one flood certification business, four credit reporting businesses and one default management business. In addition we expanded our product offering with the purchase of LoanCare, a mortgage loan subservicer in December 2004. During 2006, our merger with Capital Title further expanded our Lender Services platform with the addition of a centralized management services business and an appraisal and valuation business. We also acquired a business that developed a web-based application that manages the default mortgage process and acquired a flood determination business. In addition, we made significant improvements to the sales and account management process to help client generation and retention activities. For example, we consolidated our sales force from five independent groups to two: one targets servicing relationships and the other targets origination relationships. We believe this change will leverage our top sales executives over a wider product set, and result in a stronger and more robust sales effort. We expect to continue expanding organically and through small acquisitions or partnerships in this segment and to build on cross-selling opportunities.

As indicated above, portions of the Lender Services segment have cyclical trends similar to the Title Operations segment, particularly in the mortgage origination business. As a result of the downturn in the real estate market, operating revenue for the mortgage origination business decreased approximately 13.3 percent before the impact of the acquisitions.

The loan servicing business currently realizes approximately 20 percent of its reported revenue through service revenue associated with tracking and reporting of real estate tax payments related to mortgage loans for lending institutions. Our servicing agreements typically call for us to service the mortgage loan until cancellation or sale. The lenders pay for these services at the time they add a loan to their servicing portfolio. We defer a significant portion of the revenue received for these services to account for the life of loan servicing aspects of the contracts. As a result, revenue reported in the financial statements represents the amortization of both current and prior service fees and is not representative of new contract sales levels. Expenses on the other hand are charged to the income statement as incurred and are not deferred. Thus, an understanding of the levels of deferred revenue or new contract cash received in this area is critical to understanding the relative strength of the underlying business related to tax and flood services. The estimated life of loans is reviewed regularly to determine if there have been changes in contract lives and/or changes in the number or timing of prepayments, and adjusted to reflect current trends. In certain instances, we are required to reimburse part of the fees if the lender sells a loan to another party. See further discussion in “Critical Accounting Estimates” below.

Financial Services

The business reported in this segment includes Centennial, a California industrial bank acquisition we made in November 2003. Centennial’s primary business is the origination and bulk purchase of commercial real estate loans in the Southern California market and, to a lesser degree, in Arizona and Nevada; Centennial’s business is dependent on the viability of the commercial real estate market in these markets. Deposits are solicited through the internet for both certificates of deposit and passbook savings accounts. As an industrial bank, Centennial does not accept demand deposits, such as checking accounts, that provide for payment to third parties. Centennial does not offer banking services such as credit cards or automated teller machines. We utilize Centennial to hold a portion of our escrow deposits. At December 31, 2006, the escrow balance was approximately $288.5 million. We will continue to expand the depository services capabilities of Centennial to facilitate escrow transactions.

Corporate and Other

This group includes businesses that are not significant enough in size to be reported as separate segments as well as the unallocated portion of the corporate expenses related to our corporate offices in Richmond, Virginia and unallocated interest expense. The businesses reported in this group provide residential property inspections, home warranties, commercial property valuations and assessments, and due diligence services.

During the past three years, we have expanded the scope and scale of businesses included in Corporate and Other through strategic acquisitions. In 2004, we acquired a commercial assessment business and we purchased Buyers Home Warranty Company which has the ability to provide and service home warranty contracts in every state except for Virginia, where its license application is pending, and Buyers Real Estate Services, which offers natural hazard certifications in California and Arizona. In addition, we acquired residential home inspection businesses during 2004, 2005 and 2006.

Commercial revenue was 54.1 percent of operating revenue in Corporate and Other and, as discussed above, tends to be less sensitive to interest rate fluctuations. The full year 2006 continued to benefit from strong levels of commercial activity. Consequently, operating revenue in 2006 increased 19.2 percent over 2005. We believe that the commercial real estate cycle reached its peak in 2006 and will level off in 2007.

During 2006, we announced our plan to relocate and consolidate our corporate offices and shared resource operations. As a result, we wrote down the building and related assets to fair value less cost to sell by approximately $10.3 million.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our accompanying Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. We consider the following accounting estimates to be critical in preparing and understanding such statements. Actual results could differ from these estimates. Significant accounting policies are disclosed in Note 1 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Policy and Contract Claims

Claims payment experience has historically extended for more than 20 years after the issuance of a policy. Due to the length of time over which claim payments are made and regularly due to occurring changes in underlying economic conditions, these estimates are subject to variability. We review our claims experience quarterly, and in conjunction with our outside actuaries, evaluate the adequacy of our claims reserve. We consider factors such as historical timing of reported claims and claims payments over the period in which policies are effective against actual experience by year of policy issue to determine the amount of claims liability required for each year for which policies are outstanding. We also consider the impact of current trends in marketplace activity, including refinance activity, which may shorten the time period a policy is outstanding, bankruptcies and individual large claims attributable to any particular period in determining the expected liability associated with each year. Our independent actuaries perform projections of required reserves at year-end and as considered necessary during the year. These projections are compared to recorded reserves to evaluate the adequacy of such recorded reserves and any necessary adjustments are included in current expenses. Our recorded liability for claim losses at December 31, 2006 includes reserves for known claims of $146.0 million and reserves for losses that have been incurred but have not yet been reported of $643.1 million. Reserves for known claims include the estimated amount of the claim and the costs required to settle the claim. A provision for estimated claims that are incurred but not yet reported is established at the time premium revenue is recognized based on reported claims, historical loss experience and other factors, including industry trends.

Provisions for title losses as a percentage of operating revenues from the Title Operations segment were 6.1 percent for 2006, 5.2 percent for 2005, and 4.3 percent for 2004. A change of 1 percent in this percentage would have changed the provision for title losses and pretax earnings by approximately $35.1 million for the year ended December 31, 2006. We review our loss provision rates quarterly and adjust as experience develops or new information becomes known.

Purchase Accounting and Goodwill and Long-Lived Assets Valuations

We completed 11 acquisitions with a total purchase price of $266.5 million in 2006, 9 acquisitions with a total purchase price of $26.1 million in 2005 and 27 acquisitions with a purchase price of $202.1 million in 2004. These acquisitions were intended to grow our title operations and expand our real estate transaction services portfolio. As a result of these acquisitions, we assigned fair values to the assets and liabilities purchased and increased the amount of goodwill and other intangibles recorded on our balance sheet. Depending on the size of an acquisition, we may utilize the services of an outside appraisal company to assist with the allocation of purchase price to acquired assets (including goodwill) and liabilities.

In accordance with SFAS No. 142, Goodwill and Other Intangibles, we assess the recoverability of goodwill for each of our reporting units. Reporting units are business components of an operating segment, and goodwill is assigned to the reporting unit which benefits from the synergies arising from each business acquisition. We test for the recoverability of goodwill annually or sooner if events or changes in circumstances indicate that the carrying amount of our reporting units, including goodwill, may exceed their fair values. The fair value of the reporting units is determined using cash flow analysis which projects the future cash flows produced by the reporting units and discounts those cash flows to the present value. The projection of future cash flows is necessarily dependent upon assumptions on the future levels of income as well as business trends, prospects and market and economic conditions. In addition, we utilize the services of an outside valuation company to assist with the annual review of goodwill. When the fair value is less than the carrying value for the net assets of the reporting unit, including goodwill, an impairment loss may be charged to operations. Based on our annual analysis, no impairment was identified for the year ending December 31, 2006.

Our intangible assets primarily include capitalized customer relationships and non-competition arrangements which are amortized over their useful lives. Pursuant to SFAS No. 142, tests for impairment must be performed for intangible assets that are amortizable with definite lives if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include a loss of a significant customer or a change in the assessment of future operations. During 2005, LandAmerica Tax & Flood ceased providing future tax services in two states, California and Colorado, for one of its largest tax and flood customers. As a result of the loss of business, we conducted an impairment test of LandAmerica Tax & Flood’s long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, by using estimated future cash flows. We determined that LandAmerica Tax & Flood’s customer relationship intangible was impaired by $37.6 million, which has been reflected in our results of operations for the year ended December 31, 2005. At December 31, 2006, there was approximately $26.8 million of customer relationship intangibles remaining related to the LandAmerica Tax & Flood acquisition. See further details in Note 13 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

We also review the status of our title plants at least annually. As a result of these reviews, we periodically determine that a title plant will no longer be used or has been abandoned at which time we take a charge to earnings. During 2006, we identified several title plants in the Title Operations segment with an aggregate book value of $4.4 million that will not continue to be used or maintained. Accordingly, we recorded an impairment loss of $4.4 million, which is reflected in “Write-off of intangible and other long-lived assets” in Part II, Item 8, “Financial Statements and Supplementary Data.” We anticipate that additional charges in future periods may be taken as state and local courts and municipalities continue to automate their property records and make them available through electronic media.

Deferred Tax Assets

Many deductions for tax return purposes cannot be taken until the expenses are actually paid, rather than when the expenses are recorded under Generally Accepted Accounting Principles (“GAAP”). In these circumstances, under GAAP, we accrue for the tax benefit expected to be received in future years if, in our judgment, it is “more likely than not” that we will receive such benefits. The most significant factor in this determination is the projected future timing and amounts of taxable income. If we determine that it is no longer

“more likely than not” that an asset will be utilized, we would record a valuation allowance which would reduce net income in the period recorded. Deferred tax assets created from tax benefits expected to be realized at December 31, 2006 and 2005 relate primarily to deferred service arrangements, employee benefit plans, goodwill, policy and contract claims, pension liability, tax and flood claims, convertible debt and allowance for doubtful accounts, offset by deferred tax liabilities primarily related to other intangibles, fixed assets, title plants, unrealized gains on our investment portfolio and capitalized system development software. Based upon our historical results of operations, our existing financial condition and our assessment of all other available evidence, we believe that these assets will more likely than not be realized. See Note 9 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Pension and Other Postretirement Benefits

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

One significant assumption is the expected long-term rate of return on plan assets. A lower expected return on plan assets increases the amount of pension expense. The use of expected long-term rates of return may result in recognized returns that are greater or less than actual returns in any given year. Over time the expected returns are used to approximate actual long-term returns, which result in a pattern of expense recognition that more closely matches the service lives of typical employees. We use long-term and actual historical returns, current and targeted asset mix and future estimates of long-term investment returns to develop our long-term return for plan assets. Our anticipated rate of return was 8.25 percent as of the 2006 valuation date. Another significant assumption in valuing the pension liability is the discount rate. In general, the liability increases as the discount rate decreases and conversely, the liability decreases as the discount rate increases. The discount rate utilized is based on rates on high quality fixed income debt instruments available at the end of each valuation period. We utilized a discount rate of 5.75 in determining our 2006 benefit obligations.

Changing the discount rate would have the following impact on the pension benefit liability:

Projected Benefit Obligation
(In millions)
Increase of 1 percent in discount rate	$(18.0)
Decrease of 1 percent in discount rate	$21.4

See further information in Note 12 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Deferred Service Arrangements

When we acquire tax processing and home warranty companies, all of their assets and liabilities are adjusted to fair value in accordance with purchase method accounting. In making these adjustments, any balance in the deferred revenue account at the acquisition date, which represents amounts that have been deferred prior to acquisition and would have been amortized over the remaining lives of the contracts are eliminated. The deferred revenue account is replaced with an account called deferred service obligations representing the estimated fair value of the obligation to provide the required services over the remaining life of the subject contracts. This account, established as of the acquisition date, is being amortized over the remaining lives of existing contracts.

As previously noted, real estate tax processing and home warranty service fees received on new contracts entered into since the acquisition dates are deferred and amortized over the estimated lives of the contracts to which they relate. The sum of amortization of the “initial deferred service obligation” and amortization related to fees accrued on new contracts represent the earned fee amount for the period.

The estimated remaining contractual life for real estate tax processing services can vary depending on a number of factors, including but not limited to, type of loan, lender, credit quality of the borrower, interest rates, and portfolio turnover. We evaluate the portfolio of loans under service quarterly to determine the appropriate portfolio life for loans under service. An increase/decrease of six months in the average service life for all loans serviced would result in the following approximate changes to revenue recognized for real estate tax monitoring revenue:

Revenue Recognized
(In millions)
Increase of 6 months	$(2.9)
Decrease of 6 months	$3.5

Recent Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are evaluating the impact of adopting SFAS No. 159 on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that misstatements be quantified based on their impact on each financial statement and related disclosures. SAB 108 was effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We have determined that SAB 108 has no material impact on our financial statements.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirement and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 and have been adopted. See Note 12 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.” The new measurement date requirement applies for fiscal years ending after December 15, 2008.

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

In June 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier adoption permitted. We do not expect the adoption of adopting FIN 48 will have a material impact on our financial statements.

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

Cyclicality and Seasonality

The title insurance business is closely related to the overall level of residential and commercial real estate activity, which is generally affected by the relative strength or weakness of the United States economy. In addition, title insurance volumes fluctuate based on changes in interest rates. Periods of increasing interest rates usually have an adverse impact on residential real estate activity and therefore decrease our title insurance premiums and fee revenue. In contrast, periods of declining interest rates usually have a positive impact on residential real estate activity which increase our title insurance premiums and fee revenue.

Commercial real estate volumes are less sensitive to changes in interest rates, but fluctuate based on local supply and demand conditions for space.

The title insurance business tends to be seasonal as well as cyclical. Residential buy/sell activity is generally slower in the winter, when fewer families buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity is generally more uniform throughout the seasons, but is subject to interest rate variability. We typically report our lowest revenue in the first quarter, with revenue increasing into the second quarter and through the third quarter. The fourth quarter customarily may be as strong as the third quarter, depending on the level of activity of residential refinancing and of commercial real estate transactions. Due to a downturn in the residential real estate environment in 2006, our results did not follow the typical seasonal patterns with third quarter 2006 results below second quarter 2006 results.

Results of Operations

Operating Revenue

A summary of our operating revenue for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006		2005		2004
	(Dollars in millions)
Title Operations
Direct Operations	$1,528.3	39.3%	$1,523.9	39.5%	$1,335.8	38.9%
Agency Operations	1,981.9	51.0	1,958.2	50.8	1,837.7	53.5

	3,510.2	90.3	3,482.1	90.3	3,173.5	92.4

Lender Services	252.7	6.6	268.4	7.0	205.9	6.0
Financial Services	0.8	—	1.2	0.1	0.7	—
Corporate and Other	121.5	3.1	101.9	2.6	53.0	1.6

Total	$3,885.2	100.0%	$3,853.6	100.0%	$3,433.1	100.0%

Title Operations – Operating revenue from direct title operations increased $4.4 million, or 0.3 percent, in 2006 over 2005. Capital Title contributed approximately $66.9 million to operating revenue from direct operations for 2006. Direct operating revenue during 2006 was impacted by the decline in volume from residential operations offset, in part, by strong commercial revenues. Title insurance revenue from commercial operations, was $425.0 million for 2006, an increase of 11.2 percent over 2005.

Closed orders from direct title operations were approximately 731,000 in 2006 with an average fee per closed order (which includes title insurance premiums and other revenue related to completed transactions by direct operations) of approximately $2,100, compared to 861,000 in 2005 with an average fee per closed order of approximately $1,800. Closed orders from acquired companies were approximately 31,000 in 2006.

Operating revenue from agency title operations increased by $23.7 million, or 1.2 percent, in 2006 compared to 2005. This increase was due to growth in the agency business, particularly in certain southeastern and southwestern markets, partially offset by declines in midwest markets. An additional factor is the timing in the reporting of transactions by agents. The timing of policy reporting, and therefore revenue reporting by agents, varies from year to year, from agent to agent and between regions of the country.

Operating revenue from direct title operations increased $188.1 million, or 14.1 percent, in 2005 over 2004. Acquisitions completed during 2005 and 2004 contributed approximately $41.8 million to the increase in operating revenue from direct operations for 2005. During 2005, we continued to experience strong commercial and buy/sell activity. Title insurance revenue from commercial operations was $382.1 million for 2005, an increase of 24.1 percent over 2004. Refinance activity was lower year over year due to moderate increases in the interest rate environment in 2005.

Closed orders from direct title operations were 861,000 in 2005 with an average fee per closed order (which includes title insurance premiums and other revenue related to completed transactions by direct operations) of approximately $1,800, compared to 835,000 in 2004 with an average fee per closed order of approximately $1,600. Closed orders from acquired companies were approximately 28,000 in 2005. Before the impact of acquisitions, the decrease in the number of title policies issued by our direct operations in 2005 was due to lower refinance transactions as compared to 2004. The reduction in refinancing transactions shifted the mix of business toward fewer refinancing title polices, that tend to have lower premiums per policy, and more purchase title policies that tend to have higher premiums per policy. In addition, the increase in commercial activity and increases in home prices also served to increase the average fee per closed order in 2005.

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

Lender Services – Operating revenue in the Lender Services segment decreased $15.7 million, or 5.8 percent in 2006 compared to 2005. Acquired companies contributed approximately $18.3 million to operating revenue for 2006. Results for 2005 included accelerated deferred revenue related to our tax and flood business of $33.8 million. The real estate tax processing and flood zone certification business receives cash in advance to provide service over the life of the loan. We are required to defer a significant portion of the revenue received for these services over the anticipated service life of contracts. As a result, revenue reported in the financial statements represents the amortization of both current and prior service fees. In 2006, real estate tax processing and flood certification services revenue was made up of gross receipts of $71.3 million, reduced by deferred recognition of revenue for $54.4 million of these receipts and increased by the recognition into revenue of approximately $49.9 million of our previously deferred service arrangements. The service life of our portfolio has not significantly increased compared to 2005. The expected service life of the portfolio increases with an increasing mortgage interest rate environment because loans tend to be outstanding longer in periods when interest rates increase. This reduces the amount of deferred service arrangements that is amortized into revenue for each period on our life of loan products. If interest rates vary from the current expected trend, the estimated service life is expected to increase or decrease inversely to changes in interest rates.

Operating revenue in the Lender Services segment increased $62.5 million, or 30.3 percent in 2005 compared to 2004. Acquisitions completed during 2004 contributed approximately $21.5 million to the increase in operating revenue for 2005. In 2005, real estate tax processing and flood certification services revenue was made up of gross receipts of $95.8 million, reduced by deferred recognition of revenue for $73.9 million of these receipts and increased by the recognition into revenue of approximately $68.3 million of our previously deferred service arrangements. The recognition of deferred revenue from terminated tax servicing contracts in our tax and flood business contributed approximately $33.8 million to the increase in operating revenue for 2005. The service life of our portfolio did not increase significantly compared to 2004. In addition, operating revenue for 2005 was negatively impacted by lower volume in the mortgage origination and loan servicing businesses as a result of the loss of certain customers partially offset by increased volume in the loan servicing business.

Corporate and Other – Operating revenue in Corporate and Other increased by approximately $19.6 million, or 19.2 percent, from 2006 over 2005, primarily due to strong commercial business and increased revenue in the home warranty business.

Operating revenue in Corporate and Other increased by approximately $48.9 million, or 92.3 percent, from 2005 over 2004. Acquisitions completed during 2005 and 2004 contributed approximately $28.3 million to the increase in operating revenue in 2005. Before the impact of these acquisitions, operating revenue increased due to stronger volume in the home warranty, commercial appraisal and assessment businesses.

Investment and Other Income

Investment and other income was $123.6 million in 2006, $101.8 million in 2005 and $83.2 million in 2004. Investment and other income increased $21.8 million, or 21.4 percent, in 2006 compared to 2005. The Financial Services segment generated $11.4 million of additional investment income during 2006 compared to 2005, which was due to higher balances in the portfolio of loans receivable and investments and a modest increase in interest rates. The remaining increase in investment and other income was due to increased yields and higher invested balances in our remaining investment portfolio. Investment and other income increased $18.6 million, or 22.4 percent, in 2005 compared to 2004. The Financial Services segment generated $8.6 million of additional investment income during 2005 compared to 2004, which was due to higher balances in the portfolio of loans receivable and investments and higher returns. The remaining increase in investment and other income was due to increased yields and higher invested balances in our remaining investment portfolio.

Net Realized Investment Gains

Net realized investment gains totaled $7.1 million in 2006, $4.2 million in 2005 and $5.8 million in 2004. The increase in net realized investment gains from 2005 to 2006 was primarily due to the repositioning of our REIT portfolio. Net realized investment gains in 2006 included a realized loss of $2.9 million related to the impairment of certain securities. See Note 3 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.” The decrease in net realized investment gains from 2004 to 2005 was primarily due to higher interest rates and repositioning of our investment portfolio toward equity securities and responding to market changes.

Agents’ Commissions

A summary of agents’ commissions and related revenue in the Title Operations segment is as follows:

	2006	2005	2004
	(Dollars in millions)
Agents’ commissions	$1,585.1	$1,561.8	$1,471.8
Agent revenue	1,981.9	1,958.2	1,837.7
Percent retained by agents	80.0%	79.8%	80.1%

The commission rate paid to agents varies by geographic area in which the commission was paid and by individual agent agreement, and has varied around 80 percent over the past several years.

Salaries and Employee Benefits

A summary of our salaries and employee benefits expenses is as follows:

	2006		2005		2004
	(Dollars in millions)
Title Operations	$990.3	83.8%	$945.8	84.6%	$825.6	85.0%
Lender Services	98.4	8.3	91.4	8.2	76.7	7.9
Financial Services	2.6	0.2	2.4	0.2	2.2	0.2
Corporate and Other	91.4	7.7	78.7	7.0	66.5	6.9

Total	$1,182.7	100.0%	$1,118.3	100.0%	$971.0	100.0%

Title Operations – Our Title Operations segment accounted for approximately 83.8 percent of our total salaries and other personnel expenses in 2006. In particular, the direct operations portion of the Title Operations segment is labor intensive and, as a result, salaries and employee benefits are a significant component of variable expense for this segment. We manage personnel expenses to reflect changes in the level of activity in the real estate market. As a result, our employee base expands and contracts over time. In order to manage personnel costs more effectively throughout the real estate cycle, we use temporary or part time employees where appropriate to staff operations so that we can respond promptly to changes in real estate activity. We continuously monitor personnel levels in connection with changes in real estate transaction volumes. Depending on the speed and severity of change in real estate activity, we may not be able, in the short run, to match decreasing levels of title orders with reduced staffing levels. As a result, in periods of declining activity, personnel costs as a percentage of revenue, may increase.

Salaries and employee benefit expenses in the Title Operations segment increased $44.5 million, or 4.7 percent, in 2006 over 2005. Before the impact of the Capital Title merger, salary and employee benefit costs declined by $2.3 million, or 0.2 percent, in 2006 primarily due to reduced staffing levels in response to lower business volume. Average full time equivalent (“FTE”) counts increased to 10,853 in 2006 from 10,778 in 2005, an increase of 0.7 percent (a decrease of 4.2 percent before Capital Title).

Salaries and employee benefit expenses in the Title Operations segment increased $120.2 million, or 14.6 percent, in 2005 over 2004. Before the impact of acquisitions, salary and employee benefit expenses increased by $95.4 million, or 11.6 percent, in 2005 primarily due to compensation increases associated with the increase in operating revenue and increased staffing as a result of higher commercial and buy/sell activity, which is more labor intensive than refinance activity. FTE counts increased to 10,778 in 2005 from 9,956 in 2004, an increase of 8.3 percent (4.3 percent before acquisitions). The increase in FTEs was as a result of increased buy/sell and commercial transactions year over year which tend to be more labor intensive than refinance transactions.

Lender Services – Lender Services personnel costs tend to increase during periods of increased sales volume and decrease when sales volume is lower. This is the case because a significant amount of work is required to set up new accounts. Once accounts are established, monitoring and maintenance activities are less labor intensive. Salaries and employee benefit expenses in the Lender Services segment increased $7.0 million, or 7.7 percent in 2006. Before the impact of acquisitions, salaries and employee benefit expenses increased to $91.6 million, or 0.2 percent, in 2006 due to compensation increases partially offset by decreased FTEs in the loan servicing business of 3.1 percent. Taking into account the impact of acquisitions, FTE counts increased to 1,628 in 2006 from 1,543 in 2005, an increase of 5.5 percent. Salaries and employee benefit expenses increased $14.7 million, or 19.2 percent in 2005 over 2004 due to acquisitions made in 2004 and early 2005.

Financial Services – Salary and employee benefit expenses for the Financial Services segment were essentially flat from 2005 to 2006 and from 2004 to 2005.

Corporate and Other – Salary and employee benefit expenses for the Corporate and Other segment increased $12.7 million, or 16.1 percent, in 2006 over 2005. In 2006, we incurred higher personnel costs in response to growth in the non-title commercial and home warranty businesses and investments in technology resources. Salaries and benefit expenses increased $12.2 million in 2005, or 18.3 percent, over 2004. Incremental salary and employee benefit expenses from acquisitions completed during 2005 and 2004 were approximately $9.5 million in 2005.

Provision for Title Policy and Contract Claims

The provision for title policy and contract claims includes an estimate of known and anticipated claims. The estimate for anticipated claims that are incurred but not yet reported is established at the time premium revenue is recognized based on reported claims, historical loss experience and other factors, including industry trends. Provisions for title losses as a percentage of operating revenues from the Title Operations segment were 6.1 percent for 2006, 5.2 percent for 2005, and 4.3 percent for 2004. The increase in the loss percentage in 2006 compared to 2005 reflects increases in claims primarily in the 2003 and 2004 policy years. The loss percentage increase in 2005 compared to the loss percentage in 2004 reflects a higher estimated loss rate for the 2005 policy year and the negative impact of two large claims totaling approximately $15.6 million, partially offset by a favorable adjustment to prior year loss reserves. In 2004, the loss percentage reflected lower than expected payment levels on policies issued in prior years that included a high proportion of refinance business. We review our loss provision rates quarterly and adjust the rates as experience develops or new information becomes known.

Write-off of Intangible and Other Long-Lived Assets

In 2005, we wrote off a portion of the customer relationship intangible related to the acquisition of our tax and flood business in 2003 and a non-solicitation intangible related to one of our title acquisitions. For further details, see Note 13, “Impairment and Exit and Termination Charges” in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

We identified certain title plants in 2006 and in 2004 that will not continue to be used or maintained. As a result, we took charges to earnings of $4.4 million in 2006 and $5.0 million in 2004 to reflect the reduction in value of these plants. We did not have any material charges related to title plants in 2005. We anticipate that as a result of the trend toward automation of property records by municipalities and courts, we will continue to record charges related to the lessening in value of our title plants in future periods.

Exit and Termination Costs

In the first quarter of 2006, we announced our plan to relocate and consolidate our corporate offices and shared resources operations. As a result, we wrote down the corporate office building and related assets to fair value less cost to sell by $10.3 million. In fourth quarter 2006, we sold the corporate office building and related assets.

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

See Note 13 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Amortization

Amortization expense decreased by $2.9 million in 2006 compared to 2005 and increased $4.2 million in 2005 compared to 2004. The decrease from 2005 to 2006 was primarily the result of the write-off of customer relationship intangible assets of $37.6 million in 2005 within our Lender Services segment, offset by increases in intangible assets due to acquisitions. The increase from 2004 to 2005 was the result of acquisitions made by us in

2005 and 2004. Acquired businesses added $16.5 million to amortizable intangible assets in 2006 and $13.5 million in 2005. We are amortizing the intangible assets acquired as part of these businesses over their estimated useful lives.

Interest Expense

Interest expense increased by $11.4 million in 2006 over 2005 and by $7.0 million in 2005 over 2004. The increase in interest expense in 2006 was due to increases in interest-bearing deposits and borrowings at Centennial and interest on our senior notes issued in third quarter 2006 and on the revolving credit facility. The increase in interest expense in 2005 was due to increases in interest-bearing deposits and borrowings at Centennial and convertible debt issued in May 2004.

Premium Taxes

Insurers are generally not subject to state income or franchise taxes. They are, however, subject to a “premium tax” on certain operating revenue, depending on the state. Tax rates and the amounts that are subject to tax vary from state to state. Premium taxes as a percentage of operating revenue from the Title Operations segment remained relatively constant during the last three years. This percentage was 1.2 percent for 2006 and 2005 and 1.3 percent for 2004.

General, Administrative and Other

A summary of general, administrative and other expenses is as follows:

	2006		2005		2004
	(Dollars in millions)
Title Operations	$502.5	68.7%	$473.9	70.0%	$400.3	70.7%
Lender Services	121.4	16.6	113.4	16.8	98.4	17.4
Financial Services	1.6	0.2	1.4	0.2	1.8	0.3
Corporate and Other	106.3	14.5	87.9	13.0	65.8	11.6

Total	$731.8	100.0%	$676.6	100.0%	$566.3	100.0%

Title Operations – General and administrative expenses for the Title Operations segment increased by $28.6 million or 6.0 percent in 2006 compared to 2005. Incremental costs from Capital Title contributed $26.2 million of the increase in 2006. The reductions to Capital Title’s overhead costs in response to softening market conditions did not have a significant effect on 2006 costs.

General and administrative expenses for the Title Operations segment increased by $73.6 million or 18.4 percent in 2005 as compared to 2004. Incremental costs from acquisitions completed during 2005 and 2004 contributed $8.5 million of the increase in 2005. Before the impact of these acquisitions, the increase in general and administrative expenses for 2005 was due to increased order volume and increased legal costs of $26.1 million. The increased legal costs included previously announced charges for legal reserves for regulatory matters of $12.3 million.

Lender Services – General and administrative expenses for the Lender Services segment increased $8.0 million, or 7.1 percent, in 2006 from 2005 and $15.0 million, or 15.2 percent in 2005 from 2004. Before the impact of acquisitions, general and administrative expenses decreased 4.0 percent in 2006 over 2005 as a result of lower volumes in the mortgage origination business and decreased 6.8 percent in 2005 over 2004 as a result of lower business volumes.

Financial Services – General and administrative expenses for the Financial Services segment increased by $0.2 million in 2006 from 2005 and decreased by $0.4 million in 2005 from 2004.

Corporate and Other – General and administrative expenses in the Corporate and Other segment increased by $18.4 million, or 20.9 percent, in 2006 from 2005. The increase in these expenses is primarily related to increased expenses associated with improvement in our commercial assessment business and relocation and related exit costs of our corporate offices. General and administrative expenses in the Corporate and Other segment increased by $22.1 million, or 33.6 percent, in 2005 from 2004. The increase in these expenses is primarily related to the impact of acquisitions completed during 2005 and 2004 and increased expenses associated with higher volume in the commercial appraisal and assessment businesses.

Operating Income

Title Operations – The Title Operations segment reported pretax income of $226.5 million in 2006, $326.9 million in 2005, and $331.0 million in 2004. We expect to realize synergies from Capital Title and generate annual cost savings of approximately $16.0 million during 2007 and 2008. Before acquisitions, pretax income in this segment from 2006 compared to 2005 was negatively impacted by lower volumes in the residential real estate market, increased interest expense, an increase in the write-down in the value of certain title plants, and a higher claims provision ratio. Pretax income in this segment from 2005 compared to 2004 was negatively impacted by increases in litigation costs, partially offset by increased operating revenue from higher buy/sell and commercial volumes and from our growth through acquisitions during 2005 and 2004.

Lender Services – The Lender Services segment had pretax income of $26.4 million in 2006, $8.3 million in 2005 and $16.4 million in 2004. Before acquisitions, the increase in pretax income from 2005 to 2006 was due to a gain realized from the sale of a joint venture of $4.5 million, combined with cost reductions in response to lower volumes in the mortgage originations business. Pretax earnings in 2005 reflect the write-off of a portion of the customer relationship intangible of $39.1 million related to the acquisition of our tax and flood business partially offset by the acceleration of $33.8 million in deferred revenue. Pretax income in 2004 was impacted by acquisitions made in the third and fourth quarters of 2003.

Financial Services – The Financial Services segment reported pretax income of $17.7 million in 2006, $13.5 million in 2005 and $9.7 million in 2004. The increase in pretax income from 2005 to 2006 and from 2004 to 2005 was due to growth in the loans receivable and investment portfolios that exceeded the increase in interest-bearing deposits. Pretax income in 2006 was also affected by a modest increase in interest rates that had a positive effect on the investment portfolio.

Corporate and Other – The Corporate and Other segment reported pretax losses of $(116.6) million in 2006, $(87.4) million in 2005 and $(92.1) million in 2004. The Corporate and Other segment includes unallocated corporate expenses and our home warranty, residential inspection, and commercial appraisal and assessment businesses. The increase in pretax losses from 2005 to 2006 was due in part to the write-down of the corporate offices building of $10.3 million, relocation and related exit cost of our corporate offices of $5.2 million, higher interest expense related to the merger with Capital Title and increases in personnel costs from investments in technology resources. The decrease in pretax losses from 2004 to 2005 was primarily due to the impact of acquisitions completed during 2005 and 2004.

Income Taxes

Our effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 35.8 percent for 2006, 36.6 percent for 2005 and 35.2 percent for 2004. The differences in the effective tax rate were primarily due to changes in the ratio of permanent differences to income before taxes and the mix of state taxes related to our non-insurance subsidiaries.

Net Income

We reported net income for 2006 of $98.8 million, or $5.61 per share on a diluted basis, compared to $165.6 million, or $9.29 per share on a diluted basis, for 2005 and $171.6 million, or $9.39 per share on a diluted basis, for 2004.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate strong cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

The following table sets forth our condensed consolidated cash flows for the years indicated:

	Years Ended December 31,
	2006	2005	2004
	(In millions)
Net cash from operating activities	$178.6	$422.5	$256.6
Net cash used in investing activities	(386.6)	(526.4)	(479.7)
Net cash from financing activities	201.4	120.0	243.2

Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income and expenses paid. Principal sources of cash at the operating subsidiary level include sales of our products and services. The decrease in cash flows for the year ended December 31, 2006 from operating activities was primarily the result of lower business volumes and the timing of payments for federal income taxes and other accrued expenses.

The decrease in net cash used in investing activities for the year ended December 31, 2006 compared to December 31, 2005 was primarily the result increased short-term investments partially offset by funds used to purchase businesses.

Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings, dividends to our shareholders and other capital transactions. During 2006, uses of cash included stock repurchases of $40.1 million and dividend payments to our shareholders of $13.8 million. These uses of cash were more than offset by an issuance of $150.0 million in senior notes and the draw down of $100.0 million on a new credit facility in 2006 to fund the Capital Title merger and replace maturing senior notes. During 2005, our financing activities primarily related to an increase in funds held as deposits and proceeds from borrowings, partially offset by the cost of shares repurchased and repayments on borrowings. During 2004, our financing activities primarily related to our issuance of $125.0 million in Convertible Senior Debentures at 3.25 percent due in 2034, an increase in amounts held as deposits and the proceeds from the sale of stock warrants, offset by the cost of shares repurchased, the purchase of call options and payments on notes.

Total assets were $4.2 billion at December 31, 2006, compared to $3.7 billion at December 31, 2005. The increase in total assets was driven primarily by increased balances of investments and loans receivable from normal business growth and by the merger with Capital Title.

Total liabilities were $2.8 billion at December 31, 2006, compared to $2.4 billion at December 31, 2005. The increase in total liabilities was primarily driven by an increase in notes payable related to our issuance of $100.0 million of Senior Notes, Series E at 6.70 percent due in 2016, $50.0 million of Senior Notes, Series D at 6.66 percent due in 2016 and $100.0 million drawn on our new five-year revolving credit facility; an increase in our provision for claims liability; an increase in passbook savings deposits and increases in deferred revenue; offset partially by repayment of $50.0 million of our Senior Notes, Series A that matured in 2006. See Note 10 under Part II, Item 8, “Financial Statements and Supplementary Data” for additional information about our credit arrangements.

We conduct all our operations through our operating subsidiaries. Dividends from our subsidiaries and permitted payments to us under our tax sharing arrangements with our subsidiaries are our principal sources of cash to pay shareholder dividends to meet our holding company obligations, including payments of principal and interest on our outstanding indebtedness and for share repurchases as well as other items.

Our primary uses of funds at our holding company level include payment of general operating expenses, payment of principal, interest and other expenses related to holding company debt, payment of dividends on our common stock and share repurchases. At December 31, 2006, there was approximately $165.5 million of cash, short-term investments and marketable securities at the holding company level available for general corporate purposes and to pay dividends to our shareholders.

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

At December 31, 2006, our investment portfolio was designated as available for sale. We review the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making our determination, we consider a number of factors including: (1) the significance of the decline, (2) whether the securities were rated below investment grade, (3) how long the securities have been in the unrealized loss position, and (4) our ability and intent to retain the investment for a significant period of time for it to recover. As a change in investment strategy, we are currently exploring options to redesignate approximately 11.6 percent of our fixed maturity investment portfolio from available-for-sale to trading in order to provide us with more flexibility to realize opportunities in the marketplace.

We do not match maturities of our investments with anticipated claims payments, which may result in our having periods in which cash flows from operations are positively or negatively impacted by the difference between the liability for claims being established and the actual payment stream. As opposed to insurance companies where claims account for a substantial portion of premiums, our title insurance claims typically average approximately 4 percent to 6 percent of title insurance operating revenue. Additionally, the time period in which we are liable for a claim is long, with potential claims being paid over 20 years after a title policy is issued and the timing of claims payments may vary from period to period. Over the past several years, exclusive of our operating cash flows, our investment income returns plus maturities of fixed obligation securities have resulted in a maturity and investment income to claims payment ratio in excess of two times.

During 2006, we acquired 100 percent of Capital Title’s common stock for approximately $252.6 million, which consisted of $202.9 million of cash, including direct transaction costs of $3.6 million, and $49.7 million of our common stock which represented 775,576 shares. We believe that our merger with Capital Title will strengthen our presence in key western states and add scale to the services we provide to our mortgage lending customers. We funded approximately $100.0 million of the merger through our line of credit and an additional $100.0 million through the issuance of senior notes. The remaining cash consideration was funded through a mixture of cash and short-term investments. We will continue to selectively evaluate additional acquisitions should attractive candidates be identified. See Note 2 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data” for further details about the merger.

In July 2006, we entered into a Note Purchase and Master Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“Prudential”) and the other purchasers thereunder. Under the Note Purchase Agreement, we issued $50.0 million of Senior Notes, Series D (the “Series D Notes”) to the Series D Note purchasers on August 31, 2006 and we issued $100.0 million of Senior Notes, Series E (the “Series E Notes”) to the Series E Note purchasers on September 7, 2006. In addition, the Note Purchase Agreement contained provisions for an uncommitted shelf facility for which we may issue, on or prior to July 28, 2009, up to $75.0 million of Senior Notes (the “Shelf Notes”) to Prudential, upon mutually acceptable terms and conditions as may be agreed upon at the time of issuance. The Shelf Notes, if issued, will bear interest at a to-be-determined per annum rate and will have maturities of no more than ten years. As of December 31, 2006, there were no borrowings outstanding under the Shelf Notes.

We used the proceeds from the sale of the Series D Notes to pay our 7.16 percent Senior Notes, Series A that matured on August 31, 2006. The proceeds from the sale of the Series E Notes were used to pay a portion of the Capital Title merger consideration. (See Note 2, “Acquisitions” in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”)

On July 28, 2006, we entered into a new five year credit agreement with SunTrust Bank, as administrative agent for a syndicate of other banks, issuing bank and swingline lender. The new credit agreement replaced our previous five-year revolving credit arrangement entered into as of November 6, 2003. The credit agreement established a credit facility in the aggregate principal amount of up to $200.0 million. As of December 31, 2006, there were $100.0 million of borrowings outstanding under the credit agreement which was used to fund a portion of the Capital Title merger consideration. We anticipate repaying the outstanding borrowings by the end of March 2007.

In June 2006, we completed the process of redomesticating our three principal title insurance subsidiaries, Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation and Transnation Title Insurance Company from the States of Pennsylvania, Virginia and Arizona, respectively, to the state of Nebraska. The redomestication of these title insurance subsidiaries is expected to result in streamlined regulatory, tax and statutory accounting functions derived from having these subsidiaries subject to the same laws and regulations. Under Nebraska insurance laws and regulations, $237.0 million of 2006 net assets of our three principal insurance subsidiaries are available during 2007 for ordinary dividends, loans or advances to us. The redomestication of these subsidiaries is expected to increase the cumulative amount of surplus that is available to pay dividends to us by the aggregate amount that these subsidiaries’ total statutory claims reserves exceed GAAP claims reserves after income taxes, subject to certain annual limitations and any approval that may be required by the Nebraska Department of Insurance. We anticipate that any such additional dividends will be used for general corporate purposes, including but not limited to the repayment of debt, acquisitions and the repurchase of our common stock. As of December 31, 2006, statutory claims reserve exceeded GAAP claims reserves by $160.7 million before income taxes.

In December 2005, we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission which permits us to offer and sell, from time to time, various types of securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units, having an aggregate offering price up to $400.0 million. We may from time to time issue debt and equity securities as market conditions permit and our financing needs arise. At December 31, 2006, the universal shelf registration was fully available.

In 2004 and 2003, we issued Convertible Senior Debentures totaling $125.0 million and $115.0 million, respectively. These Debentures are convertible only upon the occurrence of certain events. In February 2005, we made an irrevocable election under the terms of our 2003 Debentures to satisfy in cash 100 percent of the principal amount of the 2003 Debentures converted after February 15, 2005. Prior to the election, we had the ability to make payment upon conversion for the principal amount of the 2003 Debentures in cash or shares of our common stock.

During the first three quarters of 2004, we repurchased 1.25 million shares under a stock repurchase program authorized by the Board of Directors. As a result, in December 2004, the Board of Directors approved a program expiring February 2006 that authorized us to repurchase up to 1 million additional shares at a cost not to exceed $60.0 million. During the fourth quarter 2005, we fully executed the share repurchase program approved in December 2004. In October 2005, the Board of Directors approved a program expiring July 2007 that authorized us to repurchase an additional 1.25 million shares. As of December 31, 2006, we had repurchased 681,000 shares for $44.1 million under the current repurchase program and there are approximately 569,000 shares remaining at December 31, 2006.

In February 2007, the Board of Directors approved a repurchase program expiring in October 2008 that authorized us to repurchase 1.5 million shares.

Centennial maintains an allowance for loan losses related to our loans receivable. During 2006, we did not experience a significant change in the underlying components of the allowance for loan losses or the balance in total. There have been no significant changes in the underlying rationale for our provision for loan losses or significant changes in asset quality.

We believe our revolving credit facilities and anticipated cash flows from operations will provide us with sufficient liquidity to meet our operating requirements for the foreseeable future. For further information about our borrowings, see Note 10 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Off-Balance Sheet Arrangements

We administer escrow and trust deposits as a service to our customers. These deposits totaled $3,747.3 million and $3,102.4 million at December 31, 2006 and 2005, respectively. Our escrow and trust deposits are not considered assets and are not included in the accompanying balance sheets. However, we remain contingently liable for the disposition of these deposits. We have begun depositing a portion of these escrow and trust deposits in Centennial. Of the $3,747.3 million in escrow, we have deposited $288.5 million in Centennial and those assets and liabilities have been reflected in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Additionally, we facilitate tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. As a facilitator and intermediary, we hold the proceeds from sales transactions until a qualified acquisition occurs. These deposits totaled $1,702.3 million and $1,111.7 million at December 31, 2006 and 2005, respectively. Similarly, we also facilitate tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. These exchanges require us, using the customer’s funds, to acquire qualifying property on behalf of the customer and take temporary title to the customer’s property until a qualifying acquisition occurs. Reverse property exchanges totaled $179.5 million and $409.4 million at December 31, 2006 and 2005, respectively. Due to the structure utilized to facilitate these transactions, like-kind exchanges and reverse exchanges are not considered our assets and are not included in the accompanying consolidated balance sheets. However, we remain contingently liable for the transfers of property, disbursement of proceeds and the return on the proceeds at the agreed upon rate.

In the ordinary course of business, we enter into business arrangements that fall within the scope of FIN No. 45, Guarantors Accounting and Disclosure Requirements Including Guarantees of Indebtedness of Others, and FIN No. 46, Variable Interest Entities, both of which we adopted in 2003. There were no arrangements in these categories that are reasonably likely to have a material impact on our current or future operations, financial condition or results of operations. Required disclosures are in Notes 14 and 15 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Contractual Obligations

A summary of our contractual obligations and commercial commitments is as follows:

	Payment Due by Period
	(In millions)
Contractual Obligations	Total	Less than 1 Year	1-3 years	4-5 Years	More than 5 Years
Long-term debt obligations	$685.3	$121.9	$84.2	$82.3	$396.9
Operating lease obligations	317.9	91.1	124.0	54.5	48.3
Purchase obligations (1)	74.7	38.3	21.7	10.9	3.8

Total obligations	$1,077.9	$251.3	$229.9	$147.7	$449.0

(1)	We included all purchase obligations in excess of $100,000 in value irrespective of their termination dates. These include annually renewable corporate insurance programs, payments required under software licensing agreements, vehicle leasing arrangements, annual line of credit availability fees and fees to certain joint venture partners. Purchase obligations not exceeding $100,000 were not material to us, either individually or in the aggregate.

Our policy and contract claims loss reserve projected annual payments as of December 31, 2006 were as follows:

	2007	2008	2009	2010	2011	Thereafter	Total
	(Dollars in millions)
Policy and contract claims loss reserve	$144.1	$118.2	$98.8	$77.4	$59.1	$291.5	$789.1
Percentage of total	18.3%	15.0%	12.5%	9.8%	7.5%	36.9%	100.0%

As of December 31, 2006, we had a policy and contract claims reserve of $789.1 million. The amounts and timing of these obligations are estimated and are not set contractually. Nonetheless, based on historical insurance claim experience, we anticipate the above payment patterns. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate. Changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, economic conditions and other factors could affect the timing and amount of actual claims payments.

We maintain an Executive Voluntary Deferral Plan and an Outside Directors Deferral Plan. The Executive Voluntary Deferral Plan allows executives to defer eligible compensation into deferred stock units or a cash account bearing interest at a fixed rate of return. The Outside Directors Deferral Plan allows directors to defer eligible compensation into deferred stock units bearing interest at a fixed rate of return. We funded the purchase of 66,371 shares of common stock related to these plans in 2006. The shares are held in a trust to be used for payments to participants under the plans. The trustee held 288,220 shares at December 31, 2006. Further information on these plans can be found in Note 11 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

We have no required employer contributions to our Cash Balance Pension Plan at this time. We do not anticipate making any contributions to the Plan during 2007. See Note 12 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data” for estimated future benefit payments related to unfunded postretirement benefit plans.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The matters discussed in this Item may contain “forward-looking statements” as described in the introductory paragraph of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and as such, should be read in conjunction with that paragraph as well as Part I, Item 1A, “Risk Factors” for discussion of various risks and uncertainties that may affect our future.

Our primary exposure to market risk relates to interest rate risk and equity price risk. Interest rate risk is generally related to certain investment securities, loans receivable, debt and certain deposits. We are subject to equity price risk through various portfolios of equity securities. We have operations in certain foreign countries, but these operations, in the aggregate, are not material to the Company’s financial condition or results of operations.

Interest Rate Risk

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For investment securities and loans receivable, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Actual cash flows could differ from the expected amounts.

Principal Amount by Expected Maturity

Average Interest Rate

(Dollars in millions)

	2007	2008	2009	2010	2011	2012 and after	Total	Fair Value
Assets:
Taxable available-for-sale securities:
Book value	$72.4	55.6	67.6	51.5	81.6	443.2	$771.9	$770.9
Average yield	4.8%	4.0%	4.2%	4.1%	5.3%	4.4%	4.5%

Non-taxable available-for-sale securities:
Book value	$3.8	24.0	26.1	19.3	34.5	379.2	$486.9	$496.4
Average yield	3.5%	4.3%	3.8%	4.1%	4.3%	4.2%	4.2%

Preferred stock:
Book value	—	—	—	—	—	$8.4	$8.4	$8.5
Average yield	—	—	—	—	—	2.4%	2.4%

Loans receivable, excluding reserves, discounts and other costs:
Book value	$1.2	0.4	2.0	0.7	15.8	519.6	$539.7	$536.5
Average yield	10.1%	7.7%	8.0%	8.3%	10.1%	7.0%	7.1%

Liabilities:
Interest bearing passbook liabilities:
Book value	$107.5	—	—	—	—	—	$107.5	$107.5
Average yield	5.1%	—	—	—	—	—	5.1%

Interest bearing certificate of deposit liabilities:
Book value	$142.4	22.8	31.9	20.3	4.8	—	$222.2	$247.9
Average Yield	4.9%	4.7%	4.5%	4.7%	5.2%	—	4.8%

Changes in maturities and yields from 2005 to 2006 primarily relate to timing of purchases and sales of any such securities and the impact that the securities sold or purchased have on the average portfolio yield.

We also have long-term debt of $685.3 million bearing interest at an average rate of 5.3 percent at December 31, 2006. Our debt portfolio is primarily fixed rate obligations and not subject to variability. Additionally, we have non-interest bearing passbook deposit liabilities related to escrow balances of $288.5 million.

Equity Price Risk

At December 31, 2006 we were invested in $129.8 million of equity securities. A 10 percent change in market prices of those securities would affect the fair value of those equity securities by approximately $13.0 million based on an instantaneous market shock analysis of our equity portfolio.

The carrying values of investments subject to equity price risks are based on quoted market prices. Market prices are subject to fluctuation and, therefore, the amount realized in the sale of an investment may differ significantly from the reported market value. Fluctuation in the market prices of securities may result from perceived changes in the underlying economic characteristics of the investee, the price of alternative investments and general market conditions. Also, amounts realized in the sale of securities may be affected by the relative quantities of the securities being sold.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of

LandAmerica Financial Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that LandAmerica Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LandAmerica Financial Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Capital Title Group, Inc. acquired by LandAmerica Financial Group, Inc. in September 2006, which is included in the 2006 consolidated financial statements of LandAmerica Financial Group, Inc. and constituted approximately 7 percent of total assets as of December 31, 2006 and 2 percent and 5 percent of total revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of LandAmerica Financial Group, Inc. also did not include an evaluation of the internal control over financial reporting of Capital Title Group, Inc.

In our opinion, management’s assessment that LandAmerica Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, LandAmerica Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LandAmerica Financial Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

LandAmerica Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of LandAmerica Financial Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LandAmerica Financial Group, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LandAmerica Financial Group Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
February 27, 2007

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31

(In millions)

	2006	2005
ASSETS

INVESTMENTS:
Fixed maturities—at fair value (amortized cost: 2006 - $1,267.2; 2005 - $1,154.2)	$1,275.8	$1,163.5
Equity securities—at fair value (cost: 2006 - $111.3; 2005 - $94.5)	129.8	102.4
Federal funds sold	50.4	4.2
Short-term investments	403.0	484.6

Total Investments	1,859.0	1,754.7
CASH	82.5	89.1
LOANS RECEIVABLE	535.8	437.9
ACCRUED INTEREST RECEIVABLE	20.2	19.6
NOTES AND ACCOUNTS RECEIVABLE:
Notes (less allowance for doubtful accounts: 2006 - $1.5; 2005 - $4.3)	19.3	16.0
Trade accounts receivable (less allowance for doubtful accounts: 2006 - $10.2; 2005 - $7.9)	139.2	124.6

Total Notes and Accounts Receivable	158.5	140.6
INCOME TAXES RECEIVABLE	60.4	—
PROPERTY AND EQUIPMENT—at cost (less accumulated depreciation and amortization: 2006 - $224.5; 2005 - $210.3)	164.2	114.4
TITLE PLANTS	105.0	93.9
GOODWILL	783.4	584.3
INTANGIBLE ASSETS (less accumulated amortization: 2006 - $78.2; 2005 - $ 61.3)	135.2	156.3
DEFERRED INCOME TAXES	84.1	130.2
OTHER ASSETS	186.5	174.0

Total Assets	$4,174.8	$3,695.0

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31

(In millions, except share amounts)

	2006	2005
LIABILITIES

POLICY AND CONTRACT CLAIMS	$789.1	$697.6
DEPOSITS	618.2	547.2
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	400.0	399.1
NOTES PAYABLE	685.3	479.3
DEFERRED SERVICE ARRANGEMENTS	218.6	211.2
INCOME TAXES PAYABLE	—	18.1
OTHER	67.8	64.0

Total Liabilities	2,779.0	2,416.5

SHAREHOLDERS’ EQUITY

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2006 –17,604,632; 2005 - 17,291,213	465.3	443.1
Accumulated other comprehensive loss	(32.2)	(42.3)
Retained earnings	962.7	877.7

Total Shareholders’ Equity	1,395.8	1,278.5

Total Liabilities and Shareholders’ Equity	$4,174.8	$3,695.0

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31

(In millions, except per common share amounts)

	2006	2005	2004
REVENUES
Operating revenues	$3,885.2	$3,853.6	$3,433.1
Investment and other income	123.6	101.8	83.2
Net realized investment gains	7.1	4.2	5.8

	4,015.9	3,959.6	3,522.1

EXPENSES
Agents’ commissions	1,585.1	1,561.8	1,471.8
Salaries and employee benefits	1,182.7	1,118.3	971.0
General, administrative and other	731.8	676.6	566.3
Provision for policy and contract claims	231.3	197.2	142.5
Premium taxes	45.2	42.7	42.6
Interest expense	45.2	33.8	26.8
Amortization of intangible assets	25.9	28.8	24.6
Write-off of intangible and other long-lived assets	14.7	39.1	5.0
Exit and termination costs	—	—	6.5

	3,861.9	3,698.3	3,257.1

INCOME BEFORE INCOME TAXES	154.0	261.3	265.0
INCOME TAX EXPENSE	55.2	95.7	93.4

NET INCOME	$98.8	$165.6	$171.6

NET INCOME PER COMMON SHARE	$5.80	$9.45	$9.46
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17.0	17.5	18.1
NET INCOME PER COMMON SHARE ASSUMING DILUTION	$5.61	$9.29	$9.39
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ASSUMING DILUTION	17.6	17.8	18.3

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31

(In millions)

	2006	2005	2004
Cash flows from operating activities:
Net income	$98.8	$165.6	$171.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	60.5	58.8	50.5
Amortization of bond premium	6.6	6.2	7.1
Write-off of intangible and other long-lived assets	14.7	39.1	5.0
Net realized investment gains	(7.1)	(4.2)	(5.8)
Deferred income tax expense (benefit)	36.5	(27.8)	(2.5)
Net undistributed earnings of unconsolidated affiliates	4.3	(0.7)	(1.0)
Change in assets and liabilities, net of businesses acquired:
Accounts and notes receivable	(3.4)	(16.3)	(10.7)
Income taxes receivable/payable	(77.2)	65.3	(8.8)
Accounts payable and accrued expenses	(31.6)	62.7	(6.8)
Policy and contract claims	69.5	53.8	16.2
Deferred service arrangements	4.0	8.8	27.7
Other	3.0	11.2	14.1

Net cash provided by operating activities	178.6	422.5	256.6

Cash flows from investing activities:
Purchases of title plants, property and equipment	(66.2)	(39.7)	(31.5)
Purchases of business, net of cash acquired	(213.1)	(24.0)	(168.4)
Proceeds from sales of title plants, property and equipment	9.3	2.2	0.5
Investments in unconsolidated affiliates	(0.9)	(18.7)	(19.8)
Proceeds from sales of unconsolidated affiliates	11.0	—	—
Change in cash surrender value of life insurance	(5.0)	(1.8)	(3.3)
Change in short-term investments, net of businesses acquired	107.9	(208.1)	(81.5)
Cost of investments acquired:
Fixed maturities	(394.0)	(450.4)	(463.7)
Equity securities	(66.6)	(77.0)	(16.6)
Proceeds from investment sales or maturities:
Fixed maturities	314.3	366.1	375.4
Equity securities	61.3	18.8	15.7
Net change in federal funds sold	(46.2)	0.3	(4.0)
Change in loans receivable	(98.4)	(94.1)	(82.5)

Net cash used in investing activities	(386.6)	(526.4)	(479.7)

Cash flows from financing activities:
Net change in deposits	71.0	174.1	169.2
Proceeds from the exercise of options and incentive plans	1.4	7.9	14.1
Tax benefit of stock options exercised	1.2	—	—
Sale of stock warrants	—	—	22.5
Purchase of call options	—	—	(32.0)
Cost of common shares repurchased	(40.1)	(64.0)	(49.3)
Dividends paid	(13.8)	(11.7)	(9.2)
Proceeds from issuance of notes payable	304.2	45.7	150.1
Payments on notes payable	(122.5)	(32.0)	(22.2)

Net cash provided by financing activities	201.4	120.0	243.2

Net (decrease) increase in cash	(6.6)	16.1	20.1
Cash at beginning of year	89.1	73.0	52.9

Cash at end of year	$82.5	$89.1	$73.0

Supplemental cash flow information:

Non cash financing activities:
Common shares issued for Capital Title merger	$49.7	$—	$—

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In millions, except per share amounts)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amounts
BALANCE – DECEMBER 31, 2003	18.8	$520.9	$(16.5)	$561.4	$1,065.8
Comprehensive income:
Net income	—	—	—	171.6	171.6
Other comprehensive income (loss)
Net unrealized loss on securities, net of tax benefit of $2.1	—	—	(3.6)	—	(3.6)
Minimum pension liability adjustment, net of tax expense of $1.4	—	—	2.5	—	2.5

					170.5

Purchase of call options, net of tax benefit of $11.2	—	(20.8)	—	—	(20.8)
Sale of common stock warrants	—	22.5	—	—	22.5
Common stock retired	(1.2)	(49.3)	—	—	(49.3)
Stock options and incentive plans	0.4	18.2	—	—	18.2
Common dividends ($0.50/share)	—	—	—	(9.2)	(9.2)

BALANCE – DECEMBER 31, 2004	18.0	491.5	(17.6)	723.8	1,197.7

Comprehensive income:
Net income	—	—	—	165.6	165.6
Other comprehensive loss
Net unrealized loss on securities, net of tax benefit of $10.8	—	—	(20.1)	—	(20.1)
Minimum pension liability adjustment, net of tax benefit of $2.6	—	—	(4.6)	—	(4.6)

					140.9

Purchase of call options, net of tax	—	(1.0)	—	—	(1.0)
Common stock retired	(1.1)	(64.0)	—	—	(64.0)
Stock options and incentive plans	0.4	16.6	—	—	16.6
Common dividends ($0.66/share)	—	—	—	(11.7)	(11.7)

BALANCE – DECEMBER 31, 2005	17.3	443.1	(42.3)	877.7	1,278.5

Comprehensive income:
Net income	—	—	—	98.8	98.8
Other comprehensive income
Net unrealized gain on securities, net of tax expense of $3.5	—	—	6.1	—	6.1
Minimum pension liability adjustment, net of tax expense of $4.0	—	—	8.4	—	8.4

					113.3

SFAS No. 158 adoption adjustment, net of tax benefit of $2.7	—	—	(4.4)	—	(4.4)
Common stock retired	(0.6)	(40.1)	—	—	(40.1)
Common stock issued	0.8	49.7	—	—	49.7
Stock options and incentive plans	0.1	12.6	—	—	12.6
Common dividends ($0.80/share)	—	—	—	(13.8)	(13.8)

BALANCE – DECEMBER 31, 2006	17.6	$465.3	$(32.2)	$962.7	$1,395.8

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of LandAmerica Financial Group, Inc. and its wholly owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States which differ from statutory accounting practices prescribed or permitted by regulatory authorities for its insurance company subsidiaries.

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

Through our subsidiaries, we are one of the largest title insurance companies in the United States. Our principal title insurance underwriters – Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation and Transnation Title Insurance Company – together provide the majority of our insurance products in the United States, Mexico, Canada, Europe, the Caribbean, Latin America and Asia. We also provide escrow and closing services, commercial real estate services and other real estate transaction management services that are included in the Title Operations segment.

Additionally, we provide real estate transaction products and services to national and regional mortgage lenders including mortgage origination, which consists of centralized transaction management services, residential appraisal services, flood zone determinations and consumer mortgage credit reporting; loan servicing, which consists of real estate tax processing services, default management services; and loan subservicing. These businesses are included in the Lender Services segment.

We operate a California industrial bank which makes up the Financial Services segment. The bank’s primary business is the origination and bulk purchase of commercial real estate loans in the Southern California market, and to a lesser degree in the Arizona and Nevada markets.

We also provide inspection services primarily on residential real estate, home warranties to buyers of residential real estate, commercial property valuations and assessments, and due diligence services. These services, along with the unallocated portion of the corporate expenses related to our corporate offices in Richmond, Virginia (including unallocated interest expense) have been included in Corporate and Other in our segment disclosures.

See Note 18 for additional information regarding our business segments.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations, after intercompany eliminations, of LandAmerica and its subsidiaries. We also consolidate any variable interest entity of which we are the primary beneficiary in accordance with Financial Accounting Standards Board Interpretation Number (“FIN”) 46, Variable Interest Entities. Our investments in non-majority owned partnerships and affiliates that are not variable interest entities are accounted for under the equity method. Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.

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

Short-term investments consist primarily of securities purchased under agreements to resell, commercial paper and money market instruments and have an original maturity of one year or less.

Loans Receivable

Loans receivable are carried at face value net of participations sold, unearned discounts and deferred loan fees and an allowance for losses. Unearned discounts and deferred loan fees are recognized using the interest method. Interest is accrued daily on a simple-interest basis.

In accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, certain origination fees and direct costs associated with lending activities are capitalized and amortized over the respective lives of the loans receivable as a yield adjustment using the effective interest method.

Loans Receivable Allowance

The allowance for loans receivable losses is established through a provision for loan losses. A loan is charged off against the allowance for loan losses when we believe that collectibility of the principal is unlikely. The allowance is an amount that we believe is adequate to absorb estimable and probable losses on existing loans and contracts. When establishing the allowance, we consider changes in the nature and volume of our portfolio, overall portfolio quality, prior loss experience, review of specific problem loans and contracts, regulatory guidelines and current economic conditions that may affect the borrower’s ability to pay. Additionally, certain regulatory agencies, as part of their examination process, periodically review our allowance for loan losses. These agencies may require adjustments to the allowance based on their judgment regarding information made available to them.

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Accounts Receivable

The carrying value of accounts receivable approximates fair value. The allowance for doubtful accounts receivable represents an estimate of amounts considered uncollectible and is determined based on our evaluation of historical collection experience, adverse situations which may affect an individual customer’s ability to repay and prevailing economic conditions.

Property and Equipment

Property and equipment, including capitalized software costs, is recorded at cost less accumulated depreciation and is depreciated principally on a straight-line basis over the estimated useful lives of the various assets, which range from 3 to 10 years for furniture and equipment, 5 to 40 years for buildings and leasehold improvements, 3 to 5 years for capitalized software, and 15 years for the airplane. Leasehold improvements are depreciated on a straight-line basis over the lesser of the term of the applicable lease or the estimated useful lives of such assets. Capitalized software costs are capitalized from the time that technological feasibility is established until the software is ready for use.

Title Plants

Title plants consist of title records relating to a particular region and are generally stated at cost. Expenses associated with current maintenance, such as salaries and supplies, are charged to expense in the year incurred. The costs of acquired title plants and the building of new title plants, prior to the time that a plant is put into operation, are capitalized. Properly maintained title plants are not amortized or depreciated because there is no indication of decline in their value.

Goodwill

Goodwill is tested for recoverability annually on October 1, or sooner if events or changes in circumstances indicate that the carrying amount of our reporting units, including goodwill, may exceed their fair values. Our reporting units are determined in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The fair value of the reporting units is determined using cash flow analysis which projects the future cash flows produced by the reporting units and discounts those cash flows to the present value. The projection of future cash flows is necessarily dependent upon assumptions on the future levels of income as well as business trends, prospects and market and economic conditions. When the fair value is less than the carrying value for the net assets of the reporting unit, including goodwill, an impairment loss may be charged to operations. Based on our annual analysis, no impairment was identified for the years ending December 31, 2006, 2005, and 2004. See Notes 2 and 6 for additional information.

Intangible Assets

Intangible assets primarily include capitalized customer relationships and non-competition arrangements. These assets were initially recognized and measured at fair value in accordance with SFAS No. 141, Business Combinations. These assets are amortized on a straight-line basis over expected useful lives of 18 months to 10 years. See Notes 2 and 6 for additional information.

Impairment of Long-lived Assets

Long-lived assets, other than goodwill, are tested for impairment whenever recognized events or changes in circumstances indicate the carrying value of these assets may exceed fair value. If indicators of impairment are present, fair value is calculated using estimated future cash flows expected to be generated from the use of those assets and their eventual disposal. In 2006, 2005 and 2004, we identified certain intangible and long-lived assets that were impaired. See Note 13 for additional information.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Policy and Contract Claims Liability

Policy and contract claims represent the estimated ultimate net cost of all reported and unreported losses incurred for policies for which revenue has been recognized through December 31, 2006. We reserve for reported claims based on a review of the estimated amount of the claims and costs required to settle the claim. The reserves for unpaid losses and loss adjustment expenses are estimated using historical loss and loss development analyses.

Title insurance reserve estimates are subject to a significant degree of inherent variability due to the length of time over which claim payments are made and the effects of external factors, such as general economic conditions. Although we believe that the reserve for policy and contract claims is reasonable, it is possible that our actual incurred policy and contract claims will not conform to the assumptions inherent in the determination of these reserves. Accordingly, the ultimate settlement of policy and contract claims may vary significantly from the estimates included in our financial statements. We believe that the reserves for losses and loss adjustment expenses are our best estimate of the future costs to settle claims at December 31, 2006. The estimates are continually reviewed and adjusted as experience develops or new information becomes known; such adjustments are included in current operations.

Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits are more likely than not.

Escrow and Trust Deposits

As a service to our customers, we administer escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. These escrow and trust deposits totaled approximately $3,747.3 million at December 31, 2006 and $3,102.4 million at December 31, 2005. Escrow funds held on deposit at Centennial and included in the accompanying consolidated balance sheet were $288.5 million at December 31, 2006 and $200.0 million at December 31, 2005. The remaining balance in escrow funds of $3,458.8 million at December 31, 2006 and $2,902.4 million at December 31, 2005 are not considered assets of LandAmerica and, therefore, are excluded from the accompanying consolidated balance sheets.

Revenue Recognition

Title Insurance

Premiums on title insurance policies issued by our insurance subsidiaries are recognized as revenue when we are legally or contractually entitled to collect the premium. Revenues from title policies issued through independent agents are recognized when the policies are reported by the agent and are recorded on a “gross” basis (before the deduction of agent commissions). Title search and escrow fees are recorded as revenue when the order is closed.

Lender Services

Fees for property tax information services are received in advance for the entire period that a loan will be serviced. Revenue is recognized for property tax information services on a straight-line basis over the anticipated life of the loan. The amount not recognized as revenue in the financial statements in the period received is reported

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

in the accompanying balance sheet as deferred service arrangements in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. The amortization period is evaluated quarterly to determine if there have been changes in the estimated life of the loan and/or changes in the number and/or timing of prepayments.

Revenue is recognized on other Lender Services products at the time of delivery, as we have no significant ongoing obligation after delivery.

Financial Services

Interest income is recognized by our California industrial bank on the outstanding principal balance using the accrual basis of accounting. Loan origination fees and related direct loan costs are deferred and recognized over the life of the loan. Loans are typically classified as non-accrual if the borrowers miss three or more contractual payments. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, in accordance with the contractual interest and principal payment terms of interest and principal.

While a loan is classified as non-accrual and future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest may be recognized on a cash basis.

Corporate and Other

Fees for home warranty revenue are received in advance for the entire period the contract is in force and revenue is recognized over the term of the contract. The amount not recognized as revenue in the financial statements in the period received is reported in the accompanying balance sheet as deferred service arrangements. Revenue is recognized on other products in this group of businesses at the time of delivery, as we have no significant ongoing obligations after delivery.

Like Kind Exchanges

We facilitate tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. As a facilitator and intermediary, we hold the proceeds from sales transactions until a qualified acquisition occurs. These deposits totaled $1,702.3 million and $1,111.7 million at December 31, 2006 and 2005, respectively. Similarly, we also facilitate tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. These exchanges require us, using the customer’s funds, to acquire qualifying property on behalf of the customer and take temporary title to the customer’s property until a qualifying acquisition occurs. Reverse property exchanges totaled $179.5 million and $409.4 million at December 31, 2006 and 2005, respectively. Due to the structure utilized to facilitate these transactions, like-kind exchanges and reverse exchanges are not considered assets of LandAmerica and are not included in the accompanying consolidated balance sheets. However, we remain obligated for the transfers of property, disbursement of proceeds and the return on the proceeds at the agreed upon rate.

Fair Values of Financial Instruments

The carrying amounts reported in the balance sheet for cash, federal funds sold, short-term investments, and notes and accounts receivable approximate those assets’ fair values. Fair values for investment securities are based on quoted market prices. The fair value of loans receivable was estimated based on the discounted value of future cash flows using the current rates offered for loans with similar terms to borrowers of similar credit quality. The fair value of the fixed-rate portion of our notes payable are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. The remaining

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

portion of our notes payable approximates fair value since the interest rate is variable. The fair value of deposits was estimated based on the discounted value of future cash flows using a discount rate approximating current market for similar liabilities. We have no other material financial instruments. See Notes 3, 4, 7 and 10 for additional information.

A summary of the fair value of our financial assets and liabilities is as follows:

	2006		2005
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Investments	$1,859.0	$1,859.0	$1,754.7	$1,754.7
Loans receivable	532.6	535.8	434.8	437.9
Deposits	643.9	618.2	554.8	547.2
Notes payable	625.4	685.3	449.3	479.3

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) as revised by SFAS 123(R), Share-Based Payment (“SFAS No. 123-(R)”). We have used the modified prospective adoption method. Under this method, the share-based compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123 and (ii) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123-(R). Compensation cost under SFAS No. 123-(R) is recognized ratably using the straight-line attribution method over the expected vesting period or to the retirement eligibility date, if less than the vesting period when vesting is not contingent upon any future performance. As of January 1, 2006, the cumulative effect of adopting SFAS No. 123-(R) was not significant.

Prior to January 1, 2006, we accounted for share-based compensation plans in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123. Accordingly, no compensation expense was recognized for our stock options since all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. No stock options have been granted since 2002.

See Note 11 for additional information.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The following pro forma information shows net income and earnings per basic and diluted share if compensation expense for our employee stock options had been determined based on the fair value method of accounting:

	2005	2004
	(In millions, except per common share amounts)
Net income, as reported	$165.6	$171.6
Add: Stock-based employee compensation included in reported net income, net of related tax effects	3.5	2.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3.7)	(3.4)

Pro forma net income	$165.4	$171.0

Earnings per common share:
Basic – as reported	$9.45	$9.46
Basic – pro forma	$9.44	$9.43

Diluted – as reported	$9.29	$9.39
Diluted – pro forma	$9.26	$9.34

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2006	2005	2004
	(In millions, except per common share amounts)
Numerator:
Net income – numerator for diluted earnings per common share	$98.8	$165.6	$171.6

Numerator for basic earnings per common share	$98.8	$165.6	$171.6

Denominator:
Weighted average shares – denominator for basic earnings per common share	17.0	17.5	18.1

Effect of dilutive securities:
Convertible debt (See Note 11)	0.4	0.1	—
Employee stock options and restricted stock	0.2	0.2	0.2

Denominator for diluted earnings per common share	17.6	17.8	18.3

Basic earnings per common share	$5.80	$9.45	$9.46

Diluted earnings per common share	$5.61	$9.29	$9.39

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Recent Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are evaluating the impact of adopting SFAS No. 159 on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that misstatements be quantified based on their impact on each financial statement and related disclosures. SAB 108 was effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We have determined that SAB 108 has no material impact on our financial statements.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirement and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 and have been adopted. See Note 12. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

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

In June 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier adoption permitted. While we are currently evaluating the impact of adopting FIN 48, we do not expect that the adoption of FIN 48 will have a material impact on our financial statements.

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

2. ACQUISITIONS

Business Combinations

On September 8, 2006, we completed the merger with Capital Title Group, Inc. (“Capital Title”) whereby Capital Title became a wholly-owned subsidiary of LandAmerica. Capital Title consists of a title insurance underwriter, several title and escrow agency operations, a property appraisal company, a settlement services provider and other related companies. Capital Title services customers primarily in Arizona, California and Nevada in addition to providing lender services on a national basis. We believe that our merger with Capital Title will strengthen our presence in key western states and add scale to the services we provide to our mortgage lending customers.

The merger was accounted for using the purchase method in accordance with FASB SFAS No. 141, Business Combinations (“SFAS No. 141”). Under the terms of the merger, we acquired 100 percent of Capital Title’s common stock for approximately $252.6 million which consisted of $202.9 million of cash, including direct transaction costs of $3.6 million, and $49.7 million of our common stock, which represented 775,576 shares. In recording the merger, the value of the 775,576 shares issued was determined based on the measurement criteria in EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.

In accordance with SFAS No. 141, the cost of the merger was preliminarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the close of the merger, with the amounts exceeding the fair value being recorded as goodwill. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, property, plant and equipment, title plants, deferred taxes, exiting certain contractual arrangements and the expected plans to rationalize the combined workforce. The valuations will be finalized within 12 months of the close of the merger. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangibles and goodwill. The results of operations of Capital Title have been included in our consolidated financial statements since the merger date.

In connection with the merger, we issued $100.0 million principal amount of Series E Senior Notes and drew down $100.0 million of our revolving credit facility to fund a portion of the merger. (See Note 10, “Credit Arrangements” for further information.)

Selected unaudited pro forma results of operations for the period ended December 31, 2006, assuming the merger had occurred as of January 1, 2005, is set forth below:

	Year Ended December 31,
	2006	2005
	(In millions, except per common share amounts)
Total revenue	$4,237.8	$4,339.7
Net income	88.9	177.5
Net income per common share	5.05	9.70
Net income per common share assuming dilution	4.91	9.54

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The above pro forma results are presented for information purposes only and may not be indicative of the operating results that would have occurred had this merger been consummated as of the beginning of 2004. The above pro forma results include consultant fees of $3.3 million in 2006 related to the merger with Capital Title.

The following table summarizes the estimated fair value of the assets and liabilities acquired in the merger with Capital Title on the merger date. The allocation of the excess of merger costs over the fair value of net assets is preliminary and subject to final adjustment, primarily because we are finalizing the opening balance sheet related to this merger. We will complete the allocation of the excess merger costs within one year of the merger date.

Capital Title At September 8, 2006
(In millions)
Cash and investments	$73.4
Property and equipment	25.7
Title plants	7.9
Goodwill	178.1
Intangible assets	12.5
Other assets	27.7

Total assets acquired	325.3

Policy and contract claims	21.9
Accounts payable and accrued liabilities	29.2
Other liabilities	21.6

Total liabilities assumed	72.7

Net assets acquired in merger	$252.6

Excluding the Capital Title merger described above, the following table summarizes the number of acquisitions by segment:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Number of acquisitions:
Title Operations	2	3	10
Lender Services	2	—	7
Corporate and Other	6	6	10

	10	9	27

Total purchase price recognized in acquisitions	$13.9	$26.1	$202.1
Total goodwill recognized in acquisitions	12.8	11.9	120.4

These acquisitions have been accounted for using the purchase method of accounting and each of the acquisitions’ results has been included in the consolidated financial statements since the acquisition date. These businesses were not considered significant individually or in the aggregate for 2006, 2005 and 2004. Substantially all of these acquisitions in 2006, 2005 and 2004 have escrow agreements where a portion of the consideration has

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

been placed in escrow until predetermined criteria have been met. Additionally, in certain instances, we have entered into purchase agreements which contain provisions for additional payments should the acquired company meet certain operating results. Neither the escrow agreements nor the contingent consideration are material to our financial statements or operations.

The following table summarizes intangible assets acquired during 2006, exclusive of any contingent payments and purchase accounting adjustments:

	Capital Title	All Other	Total	Weighted Average Amortization Period
	(In millions)			(In years)
Customer relationships	$7.9	$3.2	$11.1	7
Non-compete agreements	—	0.5	0.5	5
Other	4.6	0.3	4.9	5

Intangibles	12.5	4.0	16.5	6
Goodwill	178.1	12.8	190.9	N/A

Total intangible assets acquired	$190.6	$16.8	$207.4

Approximately $30.5 million of the acquired goodwill is expected to be tax deductible.

3. INVESTMENTS

The amortized cost and estimated fair value of investments in fixed maturities available-for-sale at December 31, 2006 and 2005 were as follows:

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
U.S. treasury securities	$26.5	$0.3	$(0.1)	$26.7

Obligations of U.S. government corporations and agencies	77.5	—	(0.4)	77.1

Obligations of states and political subdivisions	487.7	10.5	(1.0)	497.2

Fixed maturities issued by foreign governments	5.0	0.1	—	5.1

Public utilities	8.0	—	—	8.0

Corporate securities	473.5	3.8	(3.8)	473.5

Mortgage-backed securities	180.6	1.4	(2.3)	179.7

Preferred stock	8.4	0.1	—	8.5

Fixed maturities	$1,267.2	$16.2	$(7.6)	$1,275.8

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
U.S. treasury securities	$46.7	$0.6	$(0.2)	$47.1

Obligations of U.S. government corporations and agencies	32.4	0.1	(0.5)	32.0

Obligations of states and political subdivisions	469.5	11.9	(1.7)	479.7

Fixed maturities issued by foreign governments	4.8	—	—	4.8

Public utilities	7.3	0.1	—	7.4

Corporate securities	421.9	4.7	(4.0)	422.6

Mortgage-backed securities	163.7	0.6	(2.3)	162.0

Preferred stock	7.9	—	—	7.9

Fixed maturities	$1,154.2	$18.0	$(8.7)	$1,163.5

The amortized cost and estimated fair value of fixed-maturity securities at December 31, 2006, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Estimated Fair Value
	(In millions)

Due in one year or less	$76.1	$76.0

Due after one year through five years	357.1	358.5

Due after five years through ten years	378.2	383.1

Due after ten years	275.2	278.5

Mortgage-backed securities	180.6	179.7

	$1,267.2	$1,275.8

Realized and unrealized gains (losses) representing the change in fair value and cost on fixed maturities and equity securities for the three years ended December 31, are summarized below:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(In millions)
Net realized gains (losses):
Fixed maturities	$(3.5)	$(0.4)	$1.6
Equity securities	10.6	4.6	4.2

	$7.1	$4.2	$5.8

Change in unrealized:
Fixed maturities	$(0.7)	$(28.1)	$(9.1)
Equity securities	10.6	(2.8)	3.4

	$9.9	$(30.9)	$(5.7)

Gross unrealized gains and (losses) relating to investments in equity securities were $20.3 million and $(1.8) million at December 31, 2006 and $10.7 million and $(2.9) million at December 31, 2005.

In 2006, net realized gains on fixed maturities included an other-than-temporary impairment of $2.9 million. See below for further discussion. Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Fixed maturities:

U.S. treasuries	$24.9	$0.1	$7.4	$—	$32.3	$0.1

U.S. government corporations and agencies	0.7	0.2	2.0	0.2	2.7	0.4

States and political subdivisions	65.0	0.3	39.2	0.7	104.2	1.0

Fixed maturities issued by foreign governments	4.1	—	0.4	—	4.5	—

Public utilities	4.7	—	0.5	—	5.2	—

Corporate securities	93.9	0.5	172.7	3.3	266.6	3.8

Mortgage-backed securities	45.4	0.2	105.7	2.1	151.1	2.3

Preferred stock	1.0	—	0.5	—	1.5	—

Equity securities	8.7	1.3	4.2	0.5	12.9	1.8

Total	$248.4	$2.6	$332.6	$6.8	$581.0	$9.4

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Fixed maturities:

U.S. treasuries	$22.5	$—	$9.0	$0.2	$31.5	$0.2

U.S. government corporations and agencies	15.6	0.2	14.5	0.3	30.1	0.5

States and political subdivisions	89.7	1.3	16.6	0.4	106.3	1.7

Fixed maturities issued by foreign governments	—	—	—	—	—	—

Public utilities	0.6	—	0.4	—	1.0	—

Corporate securities	109.3	2.4	25.0	1.6	134.3	4.0

Mortgage-backed securities	147.5	1.2	54.8	1.1	202.3	2.3

Preferred stock	1.6	—	0.3	—	1.9	—

Equity securities	33.1	2.9	0.1	—	33.2	2.9

Total	$419.9	$8.0	$120.7	$3.6	$540.6	$11.6

At December 31, 2006, we held 805 securities which were in an unrealized loss position with a total estimated fair value of $581.0 million and gross unrealized losses of $9.4 million. Of the 805 securities, 408 had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $332.6 million and gross unrealized losses of $6.8 million. The 408 securities with unrealized losses in excess of twelve months were investment grade long-term bonds and equity securities and we have the intent and the ability to hold those securities to recovery.

At December 31, 2005, we held 835 securities which were in an unrealized loss position with a total estimated fair value of $540.6 million and gross unrealized losses of $11.6 million. Of the 835 securities, 124 had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $120.7 million and gross unrealized losses of $3.6 million. The 124 securities with unrealized losses in excess of twelve months were investment grade long-term bonds and we had the intent and the ability to hold those securities to recovery.

We review the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making our determination, we consider a number of factors including: (1) the significance of the decline, (2) whether the securities were rated below investment grade, (3) how long the securities have been in the unrealized loss position, and (4) our ability and intent to retain the investment for a significant period of time for it to recover. During 2006, we recognized a loss of $2.9 million as we no longer had the intent to hold certain fixed income securities to recovery. We have concluded that none of the other available-for-sale securities with unrealized losses at December 31, 2006 has experienced an other-than-temporary impairment.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The proceeds and gross realized gains (losses) from the sale of investments, net of calls or maturities, during the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
	(In millions)
Fixed maturities:
Proceeds	$225.6	$295.3	$333.7
Gross realized gains	0.9	2.5	3.2
Gross realized losses	(1.5)	(2.9)	(1.8)

Equity securities:
Proceeds	$61.3	$18.8	$15.7
Gross realized gains	12.7	4.7	4.3
Gross realized losses	(2.1)	(0.1)	(0.1)

At December 31, 2006, no industry group comprised more than 10 percent of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States, and is not dependent on the economic stability of one particular region.

At December 31, 2006, we did not hold any fixed maturity securities in any single issuer which exceeded 10 percent of shareholders’ equity other than securities issued or guaranteed by the U.S. government.

Investment Income

Earnings on investments and net realized gains for the three years ended December 31 follow:

	2006	2005	2004
	(In Millions)
Fixed maturities	$57.3	$51.3	$47.9
Loans receivable	30.3	24.0	20.0
Short-term investments	22.6	12.3	2.8
Equity in earnings of unconsolidated affiliates	11.4	13.2	11.4
Net realized gains	7.1	4.2	5.8
Equity securities	4.0	2.8	2.4
Other investment income	0.1	0.2	0.8

Total investment income	132.8	108.0	91.1
Investment expenses	(2.1)	(2.0)	(2.1)

Net investment income	$130.7	$106.0	$89.0

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

4. LOANS RECEIVABLE

Loans receivable at December 31, 2006 and December 31, 2005 are summarized as follows:

	2006	2005
	(In millions)
Real estate mortgages	$534.8	$435.2
Commercial loans	5.0	6.0
Installment loans to individuals	—	0.3

	539.8	441.5
Allowance for loan losses	(4.9)	(4.3)
Unearned income on loans	(1.2)	(0.8)
Deferred loan fees	2.1	1.5

	$535.8	$437.9

The average yield on our loan portfolio was 6.9 percent for the year ended December 31, 2006 and 6.5 percent for the year ended December 31, 2005. Average yields are affected by amortization of discounts on loans, prepayment penalties recorded as income, amortization of loan fees and market interest rates.

The activity in the allowance for loan losses for the years ended December 31, 2006 and December 31, 2005 is as follows:

	2006	2005
	(In millions)
Beginning of year	$4.3	$4.1
Add: Provision for loan losses	0.6	0.8
Less: Charge-offs	—	(0.6)

Balance at end of year	$4.9	$4.3

There were no investments in loans for which an impairment has been recognized. There were no loans in non-accrual status at December 31, 2006 and December 31, 2005.

The allowance for loan losses is maintained at a level that we consider appropriate to provide for risks in the portfolio.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2006	2005
	(In millions)
Furniture and equipment	$260.7	$220.3
Buildings and leasehold improvements	62.8	64.6
Capitalized software	58.4	32.4
Airplane	4.4	4.4
Land	2.4	3.0

	388.7	324.7
Accumulated depreciation	(224.5)	(210.3)

Net property and equipment	$164.2	$114.4

6. INTANGIBLES

Goodwill balances by segment are as follows:

	Consolidated	Title Operations	Lender Services	Financial Services	Corporate and Other
	(In millions)
Balance as of December 31, 2004	$568.5	$306.3	$234.2	$6.4	$21.6
Acquisitions/purchase accounting adjustments	15.8	12.7	(2.9)	—	6.0

Balance as of December 31, 2005	584.3	319.0	231.3	6.4	27.6
Acquisitions/purchase accounting adjustments	199.1	129.5	65.3	—	4.3

Balance as of December 31, 2006	$783.4	$448.5	$296.6	$6.4	$31.9

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The following table presents details of our intangible assets that are subject to amortization as of December 31, 2006 and December 31, 2005:

	Gross Carrying Amount	Accumulated Amortization	Net
	(In millions)
2006
Customer relationships	$167.3	$54.9	$112.4
Non-compete agreements	37.0	20.3	16.7
Other	9.1	3.0	6.1

	$213.4	$78.2	$135.2

2005
Customer relationships	$156.3	$38.6	$117.7
Non-compete agreements	36.3	14.4	21.9
Technology	20.7	6.3	14.4
Other	4.3	2.0	2.3

	$217.6	$61.3	$156.3

The estimated future amortization expense of intangible assets for the next five years is $24.3 million in 2007, $23.4 million in 2008, $22.1 million in 2009, $18.8 million in 2010 and $16.0 million in 2011.

7. DEPOSITS

Passbook and investment certificate accounts at December 31, 2006 and December 31, 2005 are summarized as follows:

	2006	2005
	(Dollars in millions)
Passbook accounts	$396.0	$288.4

Certificate accounts:
Less than one year	142.4	164.6
One to two years	22.8	28.7
Two to three years	31.9	13.1
Three to four years	20.3	33.4
Four to five years	4.8	19.0

	222.2	258.8

	$618.2	$547.2

Annualized average interest rates:
Passbook accounts	5.1%	4.1%
Certificate accounts	4.8%	4.0%

Interest bearing passbook accounts were $107.5 million at December 31, 2006 and $88.4 million at December 31, 2005. Non interest bearing passbook accounts related to escrow balances were $288.5 million at December 31, 2006 and $200.0 million at December 31, 2005.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The aggregate amount of time deposits in denominations of $100,000 or more was $476.2 million at December 31, 2006 and $334.7 million at December 31, 2005.

8. POLICY AND CONTRACT CLAIMS

Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

	2006	2005	2004
	(In millions)
Balance at January 1	$697.6	$643.8	$626.8
Acquired	22.0	—	0.8
Provision related to:
Current year	224.9	219.1	165.4
Prior years	6.4	(21.9)	(22.9)

Total incurred	231.3	197.2	142.5

Paid related to:
Current year	30.0	34.7	23.9
Prior years	131.8	108.7	102.4

Total paid	161.8	143.4	126.3

Balance at December 31	$789.1	$697.6	$643.8

Current year incurred losses include escrow and small claims payments. Incurred losses include $18.6 million in 2006, $16.8 million in 2005, and $6.9 million in 2004 that relate to our non-title segment operations.

Provisions for title losses as a percentage of title operating revenues from the Title Operations segment were 6.1 percent for 2006, 5.2 percent for 2005, and 4.3 percent for 2004. The increase in the loss percentage in 2006 compared to 2005 reflects upward development primarily in the 2003 and 2004 policy years. The loss percentage increase in 2005 compared to the loss percentage in 2004 reflects a higher estimated loss rate for the 2005 policy year and the negative impact of two large claims totaling approximately $15.6 million, partially offset by a favorable adjustment to prior year loss reserves. In 2004, the loss percentage reflected lower than expected payment levels on policies issued in prior years that included a high proportion of refinance business.

Our recorded liability for claim losses at December 31, 2006 includes reserves for known claims of $146.0 million and reserves for losses that have been incurred but have not yet been reported of $643.1 million. Reserves for known claims include the estimated amount of the claim and the costs required to settle the claim. A provision for estimated claims that are incurred but not yet reported is established at the time premium revenue is recognized based on reported claims, historical loss experience and other factors, including industry trends.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

9. INCOME TAXES

We file a consolidated federal income tax return. Significant components of our deferred tax assets and liabilities at December 31, 2006 and 2005 were as follows:

	2006	2005
	(In millions)
Deferred tax assets:
Deferred income	$61.1	$50.5
Policy and contract claims	8.6	41.6
Employee benefit plans	45.3	40.3
Goodwill	9.4	18.5
Pension liability	7.2	15.8
Tax and flood claims	6.6	9.1
Convertible debt	3.5	6.5
Allowance for bad debts	5.6	6.0
Other	9.1	12.1

Total deferred tax assets	156.4	200.4

Deferred tax liabilities:
Other intangibles	30.7	36.7
Unrealized gains	6.3	6.0
Fixed assets	12.8	8.0
Title plants	10.9	9.7
Capitalized system development costs	3.0	1.7
Other	8.6	8.1

Total deferred tax liabilities	72.3	70.2

Net deferred tax asset	$84.1	$130.2

A valuation allowance is established for any portion of a deferred tax asset that we believe may not be realized. We recorded a valuation allowance of $1.0 million at December 31, 2006 which represented the net operating loss carryforwards generated by foreign subsidiaries where it is more likely than not that realization will not occur. These net operating loss carryforwards could fully expire after 2013. At December 31, 2005, no valuation allowance was provided.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The breakout of our income tax expense between current and deferred is as follows:

	2006	2005	2004
	(In millions)
Current:
Federal	$13.2	$114.1	$86.3
State	3.3	9.4	8.9
Foreign	2.2	—	0.7

Total	18.7	123.5	95.9

Deferred:
Federal	39.3	(22.4)	2.6
State	(3.1)	(5.4)	(4.5)
Foreign	0.3	—	(0.6)

Total	36.5	(27.8)	(2.5)

Net tax expense	$55.2	$95.7	$93.4

The provision for income tax differs from the amount of income tax determined by applying the U.S. statutory income tax rate (35 percent) to pre-tax income as a result of the following:

	2006	2005	2004
	(In millions)
Tax expense at federal statutory rate	$53.9	$91.5	$92.7
Federal tax credits	(1.9)	(1.9)	(1.7)
Nontaxable interest	(6.2)	(5.5)	(5.0)
Dividend deductions	(0.9)	(0.7)	(0.5)
Company-owned life insurance	(0.6)	(0.7)	(1.1)
Meals and entertainment	6.4	6.4	5.2
Nondeductible penalties	1.0	0.7	—
State income taxes, net of federal benefit	2.5	2.9	2.9
Other, net	1.0	3.0	0.9

Income tax expense	$55.2	$95.7	$93.4

Taxes paid were $97.4 million in 2006, $54.2 million in 2005 and $103.5 million in 2004.

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

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

10. CREDIT ARRANGEMENTS

A summary of our debt and credit arrangements are as follows:

	2006	2005
	(In millions)
Revolving credit agreement at LIBO plus margin (5.95% at December 31, 2006)	$100.0	$—
3.125% senior convertible debentures, due November 2033	115.0	115.0
3.25% senior convertible debentures, due May 2034	125.0	125.0
7.16% senior notes, due 2006	—	50.0
7.45% senior notes, due 2008	50.0	50.0
7.88% senior notes, due 2011	50.0	50.0
6.66% senior notes (Series D), due 2016	50.0	—
6.70% senior notes (Series E), due 2016	100.0	—
Borrowings from Federal Home Loan Bank Board	64.6	70.8
Other notes with maturities through 2011, average rate approximately 6.9%	30.7	18.5

	$685.3	$479.3

Credit Facility

On July 28, 2006, we entered into a five-year credit agreement with SunTrust Bank, as administrative agent for a syndicate of other banks, issuing bank and swingline lender. The credit agreement replaced our previous five-year revolving credit arrangement entered into as of November 6, 2003 (which had no borrowings as of December 31, 2005). The credit agreement established a credit facility with the aggregate principal amount of up to $200.0 million. Interest accrues on the outstanding principal balance of the credit facility, at our option, based on (1) LIBO (reserve adjusted) for 30, 60, 90 or 180 days with respect to any Eurodollar Borrowing plus a margin determined by our leverage ratio or (2) SunTrust’s Base Rate as defined in the credit agreement. The credit agreement contains certain restrictive covenants, including a minimum debt to capital ratio, an interest coverage ratio and maintenance of consolidated net worth requirement. We were in compliance with all debt covenants at December 31, 2006. At December 31, 2006, there was $100.0 million of outstanding borrowings under the credit agreement which was used to fund a portion of the Capital Title merger consideration.

Senior Notes

On July 28, 2006, we entered into a Note Purchase and Master Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“Prudential”) and the other purchasers thereunder. Under the Note Purchase Agreement, we issued $50.0 million of Senior Notes, Series D (the “Series D Notes”) to the Series D Note purchasers on August 31, 2006 and we issued $100.0 million of Senior Notes, Series E (the “Series E Notes”) to the Series E Note purchasers on September 7, 2006. In addition, the Note Purchase Agreement contained provisions for an uncommitted shelf facility for which we may issue, on or prior to July 28, 2009, up to $75.0 million of Senior Notes (the “Shelf Notes”) to Prudential, upon mutually acceptable terms and conditions as may be agreed upon at the time of issuance. The Shelf Notes, if issued, will bear interest at a to-be-determined per annum rate and will have maturities of no more than ten years. At December 31, 2006, there were no borrowings outstanding under the Shelf Notes. The Note Purchase Agreement, which governs the Series D Notes, Series E Notes and Shelf Notes, contains certain restrictive covenants, including a minimum debt to capitalization ratio and debt service ratio. We were in compliance with all debt covenants at December 31, 2006.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

We used the proceeds from the sale of the Series D Notes to pay our 7.16 percent Senior Notes, Series A that matured on August 31, 2006. The proceeds from the sale of the Series E Notes were used to pay a portion of the Capital Title merger consideration. (See Note 2, “Acquisitions.”)

Convertible Debt

In November, 2003, we issued $115.0 million of our 3.125 percent Convertible Senior Debentures due 2033 through a private placement. The debentures are convertible into our common shares at $66.18 per share (see additional information in Note 11). We may redeem some or all of the senior convertible debentures at any time on or after November 15, 2010. The holders may also require us to repurchase the debentures for cash at five designated repurchase dates as defined in the indenture. Additionally, we may be required to pay contingent interest during interest periods beginning in 2010, depending on the trading price of the debentures, as defined in the indenture.

In May 2004, we issued $125.0 million principal amount of our 3.25 percent Convertible Senior Debentures due 2034 through a private placement. The 2004 debentures are convertible into our common shares at an equivalent price of $53.72 per share. See additional information in Note 11. We may redeem some or all of the senior convertible debentures at any time on or after May 2014. The holders may also require us to repurchase the debentures for cash at four designated repurchase dates as defined in the indenture.

Federal Home Loan Bank

Our banking subsidiary has a line of credit with the Federal Home Loan Bank of San Francisco (“FHLB”) in the amount of $252.2 million, with an outstanding balance of $64.6 million at December 31, 2006. All advances under this line of credit were collateralized with loans receivable and FHLB stock of $4.8 million in 2006 and $3.8 million in 2005. These borrowings, which included fixed term, fixed and variable rate advances maturing 2007 through 2012, bear or carry interest rates ranging from 2.5 percent to 5.4 percent.

Universal Shelf

In December 2005, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission which permits us to offer and sell, from time to time, various types of securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units, having an aggregate offering price up to $400 million. At December 31, 2006, the universal shelf registration was fully available.

Contractual Maturities

The aggregate annual maturities for notes payable in each of the five years after December 31, 2006, are as follows:

(In millions)
2007	$121.9
2008	69.7
2009	14.5
2010	15.9
2011	66.4

Interest paid was $48.5 million in 2006, $30.7 million in 2005 and $23.1 million in 2004.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

11. SHAREHOLDERS’ EQUITY

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

Stock Options and Award Plans

At December 31, 2006, we had three stock compensation plans which have been approved by the shareholders: the 1991 and 1992 stock plans and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). No further awards may be granted under the 1991 and 1992 stock plans. All future grants of stock compensation will be granted through the 2000 Plan. Under the 2000 Plan, we may grant/award common stock, restricted stock, stock options, stock appreciation rights and phantom stock to officers, directors, employees, agents, consultants and advisors of us and our subsidiaries, as determined in the discretion of the Executive Compensation Committee of the Board of Directors. Shares of phantom stock are designated as cash units and payable solely in cash. The maximum number of shares of common stock authorized for issuance under the 2000 Plan is 3,600,000 subject to adjustment as described in the 2000 Plan. At December 31, 2006, there were 2,150,672 shares available for future grant under the 2000 Plan.

The total compensation expense for these plans was $16.7 million ($10.7 million, net of tax) in 2006, $8.2 million ($5.1 million, net of tax) in 2005, and $5.7 million ($3.7 million, net of tax) in 2004. As of December 31, 2006, there was $8.3 million of unrecognized compensation cost related to non-vested share-based compensation arrangements under the plan. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

Certain awards provide for accelerated vesting in the event of a change of control, retirement, disability or death.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The intrinsic value of awards exercised or converted was $9.4 million in 2006, $11.5 million in 2005, and $12.4 million in 2004. The fair value of shares vested was $7.7 million in 2006, $4.0 million in 2005, and $7.3 million in 2004.

Stock Options

All stock options have been granted with an exercise price equal to the fair market value of a share of common stock at the date of grant. All options granted to directors vest ratably over four years and expire ten years from the date of grant; all other options generally vest ratably over four years and expire seven years from the date of grant. There have been no stock options granted since 2002. All outstanding stock options are fully vested as of December 31, 2006 and there is no unrecognized compensation cost remaining. The following schedule summarizes stock option activity for the year ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
			(Years)	(In millions)
Options outstanding, December 31, 2005 (270,150 exercisable)	270,150	$29
Granted	—	—
Exercised	48,900	29
Forfeited	—	—

Options outstanding, December 31, 2006 (221,250 exercisable)	221,250	$29	2	$7.5

Restricted Stock

Restricted stock and related cash units may be granted pursuant to the 2000 Plan and vest over three to four years. The fair value of non-vested shares is determined based on the closing trading price of our shares on the grant date. We recognize compensation expense on a straight-line basis over the requisite service period for the entire award. Recipients of restricted stock are entitled to vote and receive dividends on the shares. The shares are subject to certain transfer restrictions and may be forfeited if a participant leaves our company for reasons other than retirement, disability or death.

	2006
	Restricted Stock	Weighted Average Grant-Date Fair Value	Cash Units
Nonvested grants at start of year	254,429	$50	130,273
Granted	111,195	67	80,509
Forfeited	(2,501)	51	(1,449)
Vested	(118,053)	64	(53,609)

Nonvested grants at end of year	245,070	$57	155,724

The weighted average grant-date fair value of awards granted was $67 in 2006, $55 in 2005, and $39 in 2004. Cash settlement of vested cash units was $3.5 million in 2006, $1.2 million in 2005, and $1.4 million in 2004.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”), available to virtually all employees, allows participants to purchase our common stock at a 15 percent discount from the fair market value on the purchase date. Common stock purchases are paid for through periodic payroll deductions and a company match. Compensation expense for the employee match was $0.8 million in 2006 and $0.4 million in 2005.

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

Prior to July 1, 2002, we provided the Plan Trustee with funds to purchase shares on the open market to use in matching employee contributions. After that date, we have matched employee contributions in cash. The total number of shares purchased and allocated to employees including both company match and employee contributions and cost follows:

2006		2005		2004
Shares	Cost	Shares	Cost	Shares	Cost
(Dollars in millions)
138,072	$7.2	124,135	$7.1	121,456	$5.4

Amounts charged to income for our matching contributions were $21.0 million in 2006, $18.8 million in 2005 and $12.8 million in 2004.

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

Deferral Plans

Under our Executive Voluntary Deferral Plan, executives can defer eligible compensation into deferred stock units or a cash account bearing interest at a fixed rate of return. Under the Outside Directors Deferral Plan, directors can defer eligible compensation into deferred stock units bearing interest at a fixed rate of return. Under the terms of the original plans, deferred stock units were settled by a cash payment to the plan participant. Effective April 24, 2002, we amended the deferral plans to provide for the settlement of deferred stock units in our common stock. Effective January 1, 2004, the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan were amended to provide a maximum of 800,000 and 100,000, respectively, of common stock that can be issued under the plans. A trust has been established to hold the shares of common stock to be used to fund payments to executives and directors. We provide the trustee of the Plans with the funds to purchase shares of common stock on the open market to match the number of deferred stock units credited to participants’ accounts under the deferral plans. The aggregate number of shares purchased by the trustee of the plans in 2006 was 66,371 at a cost of $4.4 million. At December 31, 2006, there were 585,494 shares available for future grant under our Executive Voluntary Deferral Plan and Outside Directors Deferral Plan.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Convertible Debt

In November and December 2003, we issued $115.0 million of 3.125 percent Convertible Senior Debentures due 2033 (the “2003 debentures”) through a private placement. The 2003 debentures are convertible into shares of our common stock at the current conversion rate of 15.1098 shares per $1,000 principal amount of the debentures, which is equivalent to a conversion price of $66.18 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events. On February 15, 2005, we made an irrevocable election to satisfy in cash 100 percent of the principal amount of the 2003 debentures converted after that date. The remainder, if any, of our conversion obligation may be satisfied in cash or common stock. We may redeem some or all of the 2003 debentures at any time on or after November 2010. The holders may also require us to repurchase the 2003 debentures for cash or common stock at five designated repurchase dates as defined in the indenture. Holders may convert the 2003 debentures into cash and shares, if any, of our common stock prior to stated maturity, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after December 31, 2003, and before December 31, 2028, if the last reported sale price of our common stock is greater than or equal to 125 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) at any time on or after January 1, 2029, if the last reported sale price of our common stock on any date on or after December 31, 2028, is greater than or equal to 125 percent of the conversion price; (3) subject to certain limitations, during the five business day period after any five consecutive trading day period in which the trading price per 2003 debenture for each day of that period was less than 98 percent of the product of the conversion rate and the last reported sale price of our common stock; (4) if we call the 2003 debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if we obtain credit ratings for the 2003 debentures, at any time when the credit ratings assigned to the 2003 debentures are below the specified levels in the indenture. At December 31, 2006 none of the 2003 debentures had been converted or redeemed.

In May 2004, we issued approximately $125.0 million principal amount of 3.25 percent Convertible Senior Debentures due 2034 (the “2004 debentures”) through a private placement. The 2004 debentures are convertible into shares of our common stock at current conversion rate of 18.6148 shares per $1,000 principal amount of the 2004 debentures, which is equivalent to a conversion price of approximately $53.72 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events. Upon conversion, we will deliver cash equal to the lesser of the aggregate principal amount of 2004 debentures to be converted and our total conversion obligation and common stock in respect of the remainder, if any, of our conversion obligation. Holders may convert the 2004 debentures into cash and shares, if any, of our common stock prior to stated maturity, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after June 30, 2004, and before June 30, 2029, if the last reported sale price of our common stock is greater than or equal to 125 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) at any time on or after July 1, 2029 if the last reported sale price of our common stock on any date on or after June 30, 2029 is greater than or equal to 125 percent of the conversion price; (3) subject to certain limitations, during the five business day period after any five consecutive trading day period in which the trading price per 2004 debenture for each day of that period was less than 98 percent of the product of the conversion rate and the last reported sale price of our common stock; (4) if we call the 2004 debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if we obtain credit ratings for the 2004 debentures, at any time when the credit ratings assigned to the 2004 debentures are below the specified levels in the indenture. At December 31, 2006, none of the debentures had been converted or redeemed.

Based on their conversion features, the 2003 and 2004 debentures are not considered conventional convertible securities. We have evaluated each debenture for embedded derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Instruments Indexed to and Potentially Settled in a Company’s Own Stock. The characteristics of the embedded conversion features would not require a net cash settlement, and therefore have not been valued as a separate derivative instrument. The 2004 debentures had registration rights requirements through May 2006, for which we maintained compliance through the expiration date.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

Stock Repurchase Program

During the first three quarters of 2004, we repurchased 1.25 million shares under a stock repurchase program authorized by the Board of Directors. In December 2004, the Board of Directors approved a program expiring February 2006 that authorized us to repurchase up to 1 million additional shares at a cost not to exceed $60.0 million. During the fourth quarter 2005, we fully executed the share repurchase program approved in December 2004. In October 2005, the Board of Directors approved a program expiring July 2007 that authorized us to repurchase an additional 1.25 million shares. For the year ended December 31, 2006, we have repurchased 618,000 shares for $40.1 million under the current repurchase program and there are approximately 569,000 shares remaining at December 31, 2006.

In February 2007, the Board of Directors approved a repurchase program expiring in October 2008 that authorized us to repurchase 1.5 million shares.

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

A summary of unrealized investment gains (losses) and reclassification adjustments, net of tax, of available-for-sale securities for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
	(In millions)
Unrealized holding gains (losses) arising during the period	$6.3	$(14.6)	$1.0
Reclassification adjustment for gains previously included in other comprehensive income (net of tax expense of $0.1 million – 2006; $3.0 million – 2005 and $2.5 million – 2004)	(0.2)	(5.5)	(4.6)

Net unrealized holding gains (losses) arising during the period	$6.1	$(20.1)	$(3.6)

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Accumulated other comprehensive income (loss) at December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004
	(In millions)
Accumulated other comprehensive income (loss):
Minimum pension liability, net of tax	$(45.1)	$(53.5)	$(48.9)
SFAS No. 158 postretirement liability, net of tax	(4.4)	—	—
Unrealized investment gains, net of tax	17.3	11.2	31.3

	$(32.2)	$(42.3)	$(17.6)

12. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

Effect of Adopting SFAS No. 158

On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158 which requires us to recognize the funded status of our postretirement benefit plans in the December 31, 2006 balance sheet with the offset recorded as an adjustment to accumulated other comprehensive income (AOCI), net of tax. The funded status of the pension plan had been recorded in our balance sheet since the plan was frozen in 2004, through a minimum pension liability adjustment in AOCI required under pension accounting rules prior to SFAS No. 158. The funded status of other postretirement benefits was not previously required to be recorded on the balance sheet. The adjustment to AOCI represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation for pension and other postretirement benefits. These amounts will be amortized, consistent with prior policy, as a portion of net periodic benefit cost.

The incremental effects of adopting the provisions of SFAS No. 158 on the December 31, 2006 balance sheet are presented in the following table. The additional minimum pension liability that would have been required prior to the adoption of SFAS No. 158 is included in the balances in the “Prior to Adopting” column of the table. The adoption of SFAS No. 158 had no effect on our Statements of Operations.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006
	Prior to Adopting	Effect of Adopting SFAS No. 158	As Reported
	(In millions)
Deferred taxes	$81.4	$2.7	$84.1
Total assets	4,172.1	2.7	4,174.8
Accounts payable and accrued liabilities	392.9	7.1	400.0
Total liabilities	2,771.9	7.1	2,779.0
Accumulated other comprehensive income	(27.8)	(4.4)	(32.2)
Total liabilities and shareholders’ equity	4,172.1	2.7	4,174.8

AOCI at December 31, 2006 includes $77.8 million ($49.0 million, net of tax) of unrecognized actuarial loss and $0.9 million ($0.5 million, net of tax) of unrecognized prior service cost. AOCI includes an increase (decrease) related to pension and other postretirement benefits, net of taxes, of $4.0 million in 2006, $(4.6) million in 2005, and $2.5 million in 2004.

For 2007, it is estimated net periodic benefit cost will include recognition of $6.0 million ($3.8 million, net of tax) of net actuarial loss and $0.3 million ($0.2 million, net of tax) of prior service cost.

Plan Status

The measurement date for both the pension and postretirement benefits was September 30, 2006.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Obligations, funded status and net amount recognized for 2006 and 2005 were as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(In millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$274.6	$259.9	$66.0	$53.3
Service cost	—	—	1.1	0.9
Interest cost	14.1	14.4	3.1	3.5
Plan participants’ contributions	—	—	1.5	1.3
Effect of Medicare Act	—	—	—	—
Actuarial loss (gain)	(4.5)	24.4	(6.5)	11.8
Plan amendment	—	—	(7.9)	—
Curtailments	—	—	—	—
Settlements	—	(14.9)	—	—
Benefits paid	(21.0)	(9.2)	(5.1)	(4.8)

Benefit obligation at end of year	$263.2	$274.6	$52.2	$66.0

Change in plan assets:
Fair value of plan assets at beginning of year	$233.2	$217.2	$—	$—
Actual return on plan assets	19.9	25.1	—	—
Company contributions	15.0	15.0	3.6	3.5
Plan participants’ contributions	—	—	1.5	1.3
Settlements	—	(14.9)	—	—
Benefits paid	(21.0)	(9.2)	(5.1)	(4.8)

Fair value of plan assets at end of year	$247.1	$233.2	$—	$—

Funded status of the plan (underfunded)	$(16.1)	$(41.4)	$(52.2)	$(66.0)
Unrecognized net actuarial loss	N/A	84.1	N/A	12.7
Unrecognized transition obligation	N/A	—	N/A	8.2
Unrecognized prior service cost (credit)	N/A	—	N/A	0.7
Minimum pension liability adjustment in accumulated other comprehensive income	N/A	(84.1)	N/A	—

Accrued benefit cost	(16.1)	(41.4)	(52.2)	(44.4)
Accumulated other comprehensive income	70.3	84.1	5.9	—

Net amount recognized	$54.2	$42.7	$(46.3)	$(44.4)

During 2006, a postretirement plan was amended to cap benefits to certain retirees. The accumulated benefit obligation for the cash balance plan is equal to the projected benefit obligation since the plan is frozen. The underfunded status of the plans that is recognized in the 2006 balance sheet is $16.1 million accrued pension liability and $52.2 million accrued postretirement liability in accordance with SFAS No. 158.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets at September 30 were:

	2006	2005
	(In millions)
Projected benefit obligation	$263.2	$274.6
Accumulated benefit obligation	263.2	274.6
Fair value of plan assets	247.1	233.2

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
	(In millions)
Components of net periodic pension cost:
Service cost	$—	$—	$12.5	$1.1	$0.9	$0.8
Interest cost	14.1	14.4	15.0	3.1	3.5	3.1
Expected return on plan assets	(17.7)	(17.1)	(17.3)	—	—	—
Amortization of unrecognized transition (asset) obligation	—	—	—	0.8	1.2	1.2
Prior service cost recognized	—	—	(1.6)	0.3	0.5	0.5
(Gain) loss due to settlement or curtailment	—	4.6	(4.8)	—	—	—
Recognized loss	7.1	4.6	5.2	0.2	0.4	—

Net periodic benefit cost	$3.5	$6.5	$9.0	$5.5	$6.5	$5.6

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Discount rate	5.75%	5.50%	5.75%	5.50%
Expected return on plan assets	8.25%	8.25%	N/A	N/A
Rate of compensation increase	N/A	N/A	4.50%	3.50%

Weighted-average assumptions used to determine net cost for years ended December 31:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Discount rate	5.50%	6.00%	5.50%	6.00%
Expected return on plan assets	8.25%	8.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	4.50%	3.50%

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Assumed health care cost trend rates:

	2006	2005
Health care cost trend rate assumed for next year	9.0%	10.0%
Rate that the cost trend rate gradually declines to	5.0%	5.0%
Year that the rate reaches the rate it is assumed to remain at	2012	2012

Assumed health care cost trend rates has a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(In millions)
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	$0.8	$(0.7)

Pension Assets

Our pension plan asset allocation at September 30, 2006 and 2005 and target allocation for 2006 by asset category are as follows:

	Target Allocation	Percentage of Plan Assets
	2006	2006	2005
Equity securities	55.0%	54.9%	56.8%
Debt securities	35.0	35.5	33.7
Other	10.0	9.6	9.5

Total	100.0%	100.0%	100.0%

We anticipate that our weighted average long-term rate of return will be 8.25 percent. This was developed based on our analysis of the anticipated returns for the assets based on our targeted asset allocation. Our investment strategy is to provide average market returns through the strategic use of equity and fixed-income and alternative investments to ensure both liquidity and stability of the portfolio. It is anticipated that the current mix of investments will enable the plan to meet our expected rate of return while maintaining principal throughout a variety of market conditions. Plan assets were not invested in LandAmerica securities during 2006 and 2005. No plan assets are expected to be returned to us during 2007.

Cash Flows

Employer contributions to our cash balance plan were $15.0 million in 2006 and $15.0 million in 2005. We do not anticipate making contributions in 2007. We did not make any pre-funding contributions to other benefit plans in 2006 and 2005 nor do we anticipate making any pre-funding contribution amounts in 2007.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
	(In millions)
2007	$30.1	$4.6
2008	21.0	4.7
2009	19.8	4.8
2010	19.6	4.8
2011	19.8	4.8
Years 2012-2016	95.5	23.2

The expected benefit payments for our other postretirement benefit plans do not reflect any estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Federal subsidies are estimated at approximately $0.4 million annually from 2007 to 2011 and at approximately $2.2 million for the period 2012 through 2016.

13. IMPAIRMENT AND EXIT AND TERMINATION CHARGES

Impairment Charges

In January 2006, we announced our plan to relocate and consolidate our corporate offices and shared resources operations. As a result, we wrote down the corporate office building and related assets to the fair value less cost by $10.3 million, which was reflected in our results of operations for the year ended December 31, 2006. In fourth quarter 2006, we sold the corporate office building and related assets.

Effective October 2005, LandAmerica Tax & Flood, one of our wholly-owned subsidiaries in our Lender Services segment, ceased providing a portion of future tax services to one of its largest tax customers. As a result of the loss of business, we conducted an impairment test of LandAmerica Tax & Flood’s long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, using estimated future cash flows. We determined that LandAmerica Tax & Flood’s customer relationship intangible was impaired by $37.6 million and this impairment was reflected in our results of operations for the year ended December 31, 2005. We also conducted an impairment test of LandAmerica Tax & Flood’s goodwill intangible in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, using cash flow analysis which projects the future cash flows produced by the reporting unit and discounts those cash flows to the present value. We determined that LandAmerica Tax & Flood’s goodwill balance of $188.0 million was not impaired. Also in 2005, we determined that a non-competition intangible in the Title Operations segment was impaired and we recorded an impairment loss of $1.5 million.

During 2006 and 2004, we identified certain title plants in the Title Operations segment operations that will not continue to be used or maintained. Accordingly, we recorded impairment losses of $4.4 million in 2006 and $5.0 million in 2004, which is reflected in “Write-off of intangible and other long-lived assets” in the Consolidated Statements of Operations. There were no material impairment charges related to title plants in 2005.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Exit and Termination Charges

During 2004, we announced a facility consolidation and rationalization plan to reduce expenses as a result of a change in the business environment. As a result, we closed 61 facilities. In connection with these programs, we incurred $6.5 million of exit costs primarily attributable to the Title Operations segment. These costs were comprised of $4.9 million related to lease termination, $1.2 million of severance and $0.4 million of other miscellaneous exit costs and were substantially paid as of December 31, 2005.

14. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We conduct a major portion of our operations from leased office facilities under operating leases that generally expire over the next 10 years but are renewable. Additionally, we lease data processing and other equipment under operating leases that generally expire over the next five years but for the most part are renewable.

Following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006.

(In millions)
2007	$91.1
2008	72.8
2009	51.2
2010	34.3
2011	20.2
Thereafter	48.3

$317.9

Rent expense was $109.7 million in 2006, $93.2 million in 2005 and $87.3 million in 2004.

Other Commitments and Guarantees

In November 2002, FASB issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements Including Guarantees of Indebtedness of Others (“FIN 45”). We had guarantees of indebtedness of others of approximately $3.4 million at December 31, 2006, and $3.9 million at December 31, 2005.

Concentrations of Credit Risk and Significant Customers

Our banking subsidiary loan portfolio is collateralized primarily by commercial and residential real estate properties throughout Southern California, and to a lesser extent in Arizona and Nevada. As a result, the loan portfolio consists of similar property types in the same region. Although we have a diversified portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economies of Southern California, Arizona, and Nevada.

The top five customers in our Lender Services segment account for approximately 29.9 percent of the operating revenue.

Although we conduct our business primarily on a national basis through a network of branch and agency offices, approximately 50.0 percent, 52.7 percent and 47.2 percent of consolidated title revenues for the years ended December 31, 2006, 2005 and 2004, respectively, were generated in the states of California, Texas, Florida, New York and Arizona.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

Litigation Not in the Ordinary Course of Business

On June 22, 2004, Gateway Title Company, Inc. (“Gateway”), Commonwealth Land Title Company, Inc. and LandAmerica Financial Group, Inc. (collectively, “Plaintiffs”) filed a Complaint, subsequently amended by a First Amended Complaint filed June 25, 2004, in the Superior Court of California, County of Los Angeles, Central District (the “Court”), against the Mercury Company and its affiliates Financial Title, Alliance Title, Investors Title and various individuals including Joseph DiChiacchio, a former manager of LandAmerica (Case No. BC 317441) (collectively, “Defendants”). The lawsuit claims substantial monetary and punitive damages for unfair competitive business practices in conjunction with Plaintiffs’ loss of over 300 employees in California, most of which appears to have occurred within an approximately twenty-four month period. On August 12, 2004, the Court granted a Temporary Restraining Order, followed by a Preliminary Injunction granted September 27, 2004, against Defendants based upon a showing of significant likelihood of Plaintiffs prevailing on the merits combined with irreparable harm to Plaintiffs if injunctive relief did not issue. The injunctive relief generally prohibited the solicitation of Plaintiffs’ employees. The preliminary injunctive relief has now expired. On December 13, 2004, Alliance Title Company, Inc., Financial Title Company, Inc., Roberto Olivera and Ray Arias filed a Cross-Complaint for unfair competitive business practices. On December 13, 2004, Mr. DiChiacchio also filed a Cross-Complaint alleging similar claims, including back wages and additional bonus payments. Plaintiffs are disputing and intend to vigorously defend the Cross-Complaints. A mandatory settlement conference was held on August 1, 2005 and voluntary mediation on September 7, 2005. After completion of discovery, a jury trial began in early May 2006 and resulted in a verdict for Gateway of approximately $8.3 million. Judgment has not been entered pending resolution of the Cross-Complaints currently set for trial on April 16, 2007. We are evaluating whether or not to appeal the verdict and have agreed to engage in voluntary mediation on April 4, 2007 in an effort to resolve all claims. Management believes that the award of damages to Plaintiffs exceeds any claim of offset raised in the Cross-Complaints.

On January 14, 2005, First California Title Company, New Century Title Company and United Title Company (collectively, “Plaintiffs”) filed a Complaint in the Superior Court of the State of California, County of Los Angeles, against Financial Title Company, Mercury Companies, Inc., Stacy Neves, Stephanie Howard, George Willard and Tony Becker (Case No. BC 327332) (collectively, “Defendants”). On September 8, 2006, we completed the merger with Plaintiffs. The lawsuit claims substantial monetary and punitive damages for unfair competitive business practices in conjunction with Plaintiffs’ loss of approximately 80 employees in California to Defendants over an approximately eight month period. The complaint was later amended to include Alliance Title Company and Christine De’Martini as named Defendants. A jury trial began on October 17, 2006. On December 28, 2006, the jury returned its verdict for Plaintiffs in the approximate amount of $2 million. The punitive damages phase of the bifurcated trial was held on January 2, 2007 and resulted in a punitive damages award for Plaintiffs in the approximate amount of $14.6 million. Judgment has not been entered pending resolution of post-trial motions and could be appealed. The parties have agreed to engage in voluntary mediation on April 4, 2007 in an effort to resolve their claims.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

On January 25, 2002, Miles R. Henderson and Patricia A. Henderson (the “Plaintiffs in the Henderson Suit”) filed a putative class action suit (the “Henderson Suit”) against Lawyers Title Insurance Corporation (“Lawyers Title”) in the Court of Common Pleas for Cuyahoga County, Ohio. Lawyers Title removed the case to the District Court for the Northern District of Ohio on March 6, 2002, and the Plaintiffs amended the complaint on March 8, 2002. On June 28, 2002, the District Court remanded the case to the Court of Common Pleas for Cuyahoga County, Ohio. A similar putative class action suit was filed against Commonwealth, by Rodney P. Simon and Tracy L. Simon (the “Plaintiffs in the Simon Suit”) in the Court of Common Pleas for Cuyahoga County, Ohio on March 5, 2003. The Plaintiffs in both suits alleged that the defendants had a practice of charging original rates for owners title insurance policies when lower, reissue rates should have been charged. Both defendants initially responded by demanding that the actions be arbitrated, but on final appeal to the Ohio Supreme Court, the Court ruled that arbitration was not required for either suit. On remand to the trial court, the Plaintiffs in the Henderson Suit are now seeking to have the case certified as a class action on behalf of all sellers and buyers of residential property in Ohio who paid the higher original rate from 1992 to the present. The court has set a hearing date of August 29, 2007. The Plaintiffs in the Simon Suit are seeking to have the case certified as a class action on behalf of all sellers of residential property in Ohio, who paid the original rate from 1993 to the present, as requested in the original complaint, although no hearing date on the class certification has been scheduled. The Plaintiffs in both cases have demanded an unspecified amount of compensatory damages, declaratory and injunctive relief, punitive damages, and attorneys’ fees and costs. These cases are in the early stages, there have been no class certifications, and the defendants believe that they have meritorious defenses. At this stage of the litigation, the amount or range of loss that could result from an unfavorable outcome cannot be reasonably estimated.

We are defendants in a number of other purported class action cases pending in various states that include allegations that certain consumers were overcharged for title insurance and/or related services. The dollar amount of damages sought has generally not been specified in these cases except for jurisdictional limits. We intend to vigorously defend these actions.

Regulatory Proceedings

We have received certain information requests and subpoenas from various regulatory authorities relating to our business practices and those of the title insurance industry.

The Government Accountability Office and various states are studying the title insurance product, market, pricing, business practices, and potential regulatory and legislative changes. Multiple states, including California, Florida, Nevada, New Mexico, New York, Texas, and Washington, are examining pricing levels and/or title insurance regulations. If it is determined that prices are not justified, rate changes may be implemented, including potential reductions. Some of the examinations, like those conducted in Texas and New Mexico, are conducted annually or biannually and usually result in adjustments to the prices we can charge. Subsequent to a hearing of the Texas title rate case in August 2006, the Texas Commissioner of Insurance ordered a rate reduction of 3.2 percent effective February 1, 2007. The California Department of Insurance (“CA DOI”) submitted to the Office of Administrative Law (“OAL”) proposed regulations governing the rating of title insurance and related services that could impose future rate reductions and filing of mandated statistical plans that impose substantially higher costs on title insurance operations in California. On February 21, 2007, the OAL disapproved the regulatory action for failure to comply with certain standards and requirements. The OAL will issue a written decision detailing the reasons for disapproval by February 28, 2007 and the CA DOI will then have 120 days to resubmit the regulatory action.

In addition, a number of state inquiries have focused on captive reinsurance. Captive reinsurance involves the provision of reinsurance by a reinsurance company that is owned by another entity, typically a lender, developer or other party that is a provider of real estate-related services. From the inception of our captive reinsurance programs in 1997 through 2004, reinsurance premiums paid by us to captive reinsurers totaled approximately $12.0

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

million. The revenues from these programs were not material to our results of operations. We voluntarily terminated our captive reinsurance arrangements as of February 2005, notwithstanding our belief that we had operated the programs in accordance with applicable law. We settled these investigations with six states, representing approximately 81.4 percent of our captive reinsurance business, without admitting any liability.

In June 2005, we established reserves of $19.0 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes settlements with the California, Arizona, Nevada, Virginia, Colorado, and North Carolina departments of insurance. Based on these settlements and the status of inquiries, we released $6.7 million of this reserve back into earnings in fiscal year 2005 and $0.8 million in fiscal year 2006. The remaining reserve at December 31, 2006 was approximately $4.9 million.

We may receive additional subpoenas and/or requests for information in the future from state or federal government agencies. We will evaluate, and we intend to cooperate in connection with, all such subpoenas and requests.

Based on the information known to management at this time, it is not possible to predict the outcome of any of the currently pending governmental inquiries and investigations into the title insurance industry’s market, business practices, pricing levels, and other matters, or the market’s response thereto. However, any material change in our business practices, pricing levels, or regulatory environment may have an adverse effect on our business, operating results and financial condition.

15. VARIABLE INTEREST ENTITIES

We enter into joint ventures and partnerships related to our title operations and title plants in the ordinary course of our business. These entities are immaterial to our financial position and results of operations individually and in the aggregate. At December 31, 2006, we had no material exposure to loss associated with variable interest entities to which we are a party.

16. STATUTORY FINANCIAL CONDITION OF INSURANCE SUBSIDIARIES AND RESULTS OF OPERATIONS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities. Combined statutory equity of our insurance subsidiaries was $619.4 million at December 31, 2006 and $505.9 million at December 31, 2005. The difference between statutory equity and equity determined on the basis of accounting principles generally accepted in the United States is primarily due to differences between (1) the provision for policy and contract claims included in the accompanying financial statements and the statutory unearned premium reserve, which is calculated in accordance with statutory requirements, and (2) statutory regulations that preclude the recognition of certain assets and limit the recognition of goodwill and deferred income tax assets. Statutory net income for our insurance subsidiaries was $226.7 million in 2006, $124.4 million in 2005 and $109.9 million in 2004.

Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. These regulatory authorities recognize only statutory accounting practices prescribed or permitted by their individual state for determining and reporting the financial condition and results of operations of an insurance company and for determining their solvency. The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by each of the states that regulate us. Each of the states have adopted a material prescribed accounting practice that differs from that found in NAIC SAP. Specifically, amounts added to the statutory unearned premium reserve are released more rapidly in the first three years of the

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

twenty year release period under NAIC SAP than is allowed by state statute. Additionally, there are differences between NAIC SAP and state statute for allowable assets in the areas of deferred taxes, goodwill and electronic data processing (“EDP”) equipment.

A reconciliation of our insurance subsidiaries’ net statutory surplus between NAIC SAP and practices prescribed and permitted by these states at December 31 is shown below:

	2006	2005
	(In millions)
Statutory surplus	$619.4	$505.9

State prescribed practices:
Release of statutory premium reserve	24.4	129.1
Deferred taxes	—	4.5
EDP equipment	—	1.3
Goodwill	—	2.5
Bonds	1.7	1.0
Receivable from Parent and affiliates	—	0.1

Total adjustments	26.1	138.5

Statutory surplus, NAIC SAP	$645.5	$644.4

In a number of states, our insurance subsidiaries are subject to regulations which require minimum amounts of statutory equity and which require that the payment of any extraordinary dividends receive prior approval of the Insurance Commissioners of these states. An extraordinary dividend is generally defined by various statutes in the state of domicile of the subsidiary insurer. Under such statutory regulations, net assets of our three principal insurance subsidiaries aggregating $237.0 million of 2006 net assets is available for dividends, loans or advances to us during the year 2007 without prior approval.

At December 31, 2006 our insurance and industrial bank subsidiaries had $41.6 million on deposit with various state and federal regulatory agencies that are shown primarily as investments on the consolidated balance sheet.

17. FACULTATIVE REINSURANCE

We cede and assume title policy risks to and from other insurance companies in order to limit and diversify our risk. We cede insurance on risks in excess of certain underwriting limits, which provides for recovery of a portion of losses. We remain contingently liable to the extent that reinsuring companies cannot meet their obligations under reinsurance agreements. The companies that we cede insurance to have financial ratings from external rating agencies of A or better, which indicates an excellent or superior ability to meet their obligations.

We cede to and assume significantly all of our title reinsurance from four other insurance companies. The amount of paid and recovered reinsured losses during the three years ended December 31, 2006 was immaterial to our operations. The total amount of premiums for assumed and ceded risks was less than one percent of title premiums in each of the last three years.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

18. SEGMENT INFORMATION

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

Based on changes in the organizational structure and combination of service offerings in the Lender Services segment, we have reclassified our LandAmerica OneStop operation, which provides title and closing services to national and regional mortgage lenders, from the Title Operations segment to the Lender Services segment. Amounts from 2004 and 2005 have been reclassified to conform to the 2006 presentation.

Title Operations includes residential and commercial title insurance business, escrow and closing services, commercial real estate services, and other real estate transaction management services.

Lender Services provides services to national and regional mortgage lenders consisting primarily of mortgage origination (e.g. real estate transaction management services, consumer mortgage credit reporting, flood zone determinations, etc.), loan servicing (e.g. real estate tax processing, residential appraisal and valuation services and default management) and loan subservicing.

Financial Services consists of Centennial, a California industrial bank.

Corporate and Other includes Buyers Home Warranty Company, a residential home warranty company acquired in August 2004, a residential property inspection business, and a commercial property valuation and assessment business, as well as the unallocated portion of the corporate expenses related to our corporate offices in Richmond, Virginia and unallocated interest expense.

We provide title services through direct operations and agents throughout the United States. We also offer title insurance in Mexico, Europe, Canada, the Caribbean, Latin America and Asia. At December 31, 2006 the international operations account for less than 1 percent of our income before income taxes. Tax related services are offered nationwide. Appraisal services are provided in 40 states.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Selected financial information about our operations by segment for each of the three past years is as follows:

	Title Operations	Lender Services	Financial Services	Corporate and Other	Total
	(In millions)
2006
Operating revenues	$3,510.2	$252.7	$0.8	$121.5	$3,885.2
Salaries and employee benefits	990.3	98.4	2.6	91.4	1,182.7
Depreciation	25.2	5.4	0.1	3.9	34.6
Amortization	11.4	10.7	0.2	3.6	25.9
Income before taxes	226.5	26.4	17.7	(116.6)	154.0
Assets	2,529.6	452.4	758.7	434.1	4,174.8
Capital expenditures	40.7	5.5	0.2	19.8	66.2

2005
Operating revenues	$3,482.1	$268.4	$1.2	$101.9	$3,853.6
Salaries and employee benefits	945.8	91.4	2.4	78.7	1,118.3
Depreciation	20.8	4.2	0.1	4.9	30.0
Amortization	11.2	14.1	0.2	3.3	28.8
Income before taxes	326.9	8.3	13.5	(87.4)	261.3
Assets	2,256.8	412.3	681.9	344.0	3,695.0
Capital expenditures	31.4	3.6	0.2	4.5	39.7

2004
Operating revenues	$3,173.5	$205.9	$0.7	$53.0	$3,433.1
Salaries and employee benefits	825.6	76.7	2.2	66.5	971.0
Depreciation	17.5	4.6	0.1	3.7	25.9
Amortization	8.4	13.4	0.2	2.6	24.6
Income before taxes	331.0	16.4	9.7	(92.1)	265.0
Assets	2,110.1	477.4	476.1	201.3	3,264.9
Capital expenditures	24.0	4.8	0.1	2.6	31.5

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial information follows:

	March 31	June 30	September 30	December 31
	(In millions, except per common share amounts
2006
Operating revenue	$902.3	$971.1	$954.2	$1,057.6
Net investment income	30.6	31.0	37.8	31.3
Income before income taxes	18.5	57.4	24.6	53.5
Net income	13.7	35.6	15.2	34.3
Net income per common share	0.81	2.13	0.92	2.01
Net income per common share – assuming dilution	$0.78	$2.06	$0.89	$1.95

2005
Operating revenue	$813.5	$952.4	$1,016.4	$1,071.3
Net investment income	22.1	24.7	29.1	30.1
Income before income taxes	53.8	51.6	63.8	92.1
Net income (1)	33.2	30.2	42.4	59.8
Net income per common share	1.87	1.72	2.41	3.50
Net income per common share – assuming dilution	$1.85	$1.70	$2.35	$3.40

(1)

In 2005, we (1) recorded the recognition of deferred income of $33.8 million, or $20.0 million after taxes, (2) recorded the write-off of intangible and other long-lived assets of $39.1 million, or $23.2 million after taxes, and (3) incurred legal and settlement costs of $22.6 million, or $15.4 million after taxes.

Schedule I

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS

DECEMBER 31, 2006

(In millions)

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheet
Fixed maturities:
Available-for-sale:
Bonds:
United States Government and government agencies and authorities	$104.0	$103.8	$103.8
States, municipalities and political subdivisions	487.7	497.2	497.2
Foreign governments	5.0	5.1	5.1
Public utilities	8.0	8.0	8.0
All other corporate bonds	473.5	473.5	473.5
Mortgage-backed securities	180.6	179.7	179.7
Preferred stock	8.4	8.5	8.5

Total fixed maturities	1,267.2	1,275.8	1,275.8

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	111.3	129.8	129.8

Total equity securities	111.3	129.8	129.8
Federal funds sold	50.4	XXX	50.4

Short-term investments	403.0	XXX	403.0

Total investments	$1,831.9	XXX	$1,859.0

Schedule II

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY BALANCE SHEETS

DECEMBER 31

(In millions, except share amounts)

	2006	2005
ASSETS
Fixed maturities – at fair value (amortized cost: 2006 - $68.1; 2005 - $66.9)	$67.6	$66.5
Short-term investments	76.6	11.3
Cash	21.3	34.5
Investment in affiliates	1,799.0	1,613.5
Notes receivable (less allowance for doubtful accounts: 2006 - $1.1; 2005 - $0.7)	16.2	0.4
Notes receivable from affiliates	13.5	11.0
Accounts receivable from affiliates	31.0	61.1
Income taxes receivable	51.6	—
Property and equipment	25.8	8.7
Deferred tax asset	36.3	46.5
Other assets	69.9	53.3

Total Assets	$2,208.8	$1,906.8

LIABILITIES
Notes payable	$605.0	$402.0
Accounts payable and accrued liabilities	148.5	180.1
Other liabilities	59.5	46.2

Total Liabilities	813.0	628.3

SHAREHOLDERS’ EQUITY
Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2006 - 17,604,632; 2005 - 17,291,213	465.3	443.1
Accumulated other comprehensive loss	(32.2)	(42.3)
Retained earnings	962.7	877.7

Total Shareholders’ Equity	1,395.8	1,278.5

Total Liabilities and Shareholders’ Equity	$2,208.8	$1,906.8

Schedule II

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31

(In millions)

	2006	2005	2004
REVENUES
Management fees from affiliates	$32.9	$23.8	$24.3
Other income	41.1	21.9	1.6

	74.0	45.7	25.9

EXPENSES
Interest expense	25.4	21.1	19.3
Administrative expenses	35.3	22.7	25.9

	60.7	43.8	45.2

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	13.3	1.9	(19.3)

FEDERAL INCOME TAX EXPENSE (BENEFIT)	9.5	(9.8)	(4.2)

EQUITY IN UNDISTRIBUTED INCOME OF CONSOLIDATED SUBSIDIARIES	95.0	153.9	186.7

NET INCOME	$98.8	$165.6	$171.6

Schedule II

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31

(In millions)

	2006	2005	2004
Cash flows from operating activities:
Net income	$98.8	$165.6	$171.6
Earnings of affiliates, net of distributions	58.5	(74.8)	(101.8)
Depreciation and amortization	2.4	2.4	1.0
Change in assets and liabilities:
Receivables from affiliates	10.4	(75.1)	(46.9)
Income taxes receivable/payable	(71.8)	14.3	1.5
Accounts payable and accrued expenses	6.9	16.1	40.7
Other	3.5	(4.2)	(6.2)

Net cash provided by operating activities	108.7	44.3	59.9

Cash flows from investing activities:
Cost of fixed maturity securities acquired	(12.7)	(47.3)	(7.9)
Proceeds from sale of fixed maturity securities	10.9	40.5	5.0
Change in short-term investments	(65.3)	(6.6)	13.2
Change in cash surrender value of life insurance	(2.6)	—	—
Purchase of property and equipment	(19.6)	(4.2)	(2.1)
Investment in affiliates	(204.7)	(11.3)	(127.5)
Capital transactions with affiliates	20.4	78.7	—

Net cash (used in) provided by investing activities	(273.6)	49.8	(119.3)

Cash flows from financing activities:
Cost of common shares repurchased	(40.1)	(56.1)	(35.2)
Sale of stock warrants	—	—	22.5
Purchase of call options	—	—	(32.0)
Dividends paid	(13.8)	(11.7)	(9.2)
Proceeds from issuance of notes payable	253.0	—	125.0
Payments on notes payable	(50.0)	(18.0)	—
Proceeds from the exercise of options and incentive plans	1.4	—	—
Tax benefit of stock options exercised	1.2	—	—

Net cash provided by (used in) financing activities	151.7	(85.8)	71.1

Net (decrease) increase in cash	(13.2)	8.3	11.7
Cash at beginning of year	34.5	26.2	14.5

Cash at end of year	$21.3	$34.5	$26.2

Supplemental cash flow information:
Non cash financing activities:
Common shares issued for Capital Title merger	$49.7	—	—

Schedule II

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES

Basis of presentation – The accompanying parent company financial statements should be read in conjunction with our Consolidated Financial Statements.

Schedule V

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEAR ENDED DECEMBER 31, 2006

(In millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions	Balance at End of Period
Reserve deducted from accounts receivable:
Registrant – None
Consolidated	$7.9	2.0	0.7	(0.4)	$10.2

Reserve deducted from notes receivable:
Registrant	$0.7	—	0.4	—	$1.1
Consolidated	$4.3	(2.6)	(0.2)	—	$1.5

Reserve deducted from loans receivable
Registrant – None
Consolidated	$4.3	0.6	—	—	$4.9

Reserve for policy and contract claims
Registrant – None
Consolidated	$697.6	231.3	22.0	(161.8)	$789.1

(1)	Primarily relates to new acquisitions, whereby the increase in balance was entirely related to the take-on balance sheet of the consolidated subsidiary.

Schedule V

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEAR ENDED DECEMBER 31, 2005

(In millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions	Balance at End of Period
Reserve deducted from accounts receivable:
Registrant – None
Consolidated	$8.2	6.6	0.4	(7.3)	$7.9

Reserve deducted from notes receivable:
Registrant	$0.7	—	0.1	(0.1)	$0.7
Consolidated	$4.1	0.4	0.4	(0.6)	$4.3

Reserve deducted from loans receivable
Registrant – None
Consolidated	$4.1	0.8	—	(0.6)	$4.3

Reserve for policy and contract claims
Registrant – None
Consolidated	$643.8	197.2	—	(143.4)	$697.6

(1)	Primarily relates to new acquisitions, whereby the increase in balance was entirely related to the take-on balance sheet of the consolidated subsidiary.

Schedule V

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEAR ENDED DECEMBER 31, 2004

(In millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions	Balance at End of Period
Reserve deducted from accounts receivable:
Registrant – None
Consolidated	$12.7	0.4	2.8	(7.7)	$8.2

Reserve deducted from notes receivable:
Registrant	$0.7	—	0.2	(0.2)	$0.7
Consolidated	$3.8	0.4	0.2	(0.3)	$4.1

Reserve deducted from loans receivable
Registrant – None
Consolidated	$3.3	0.9	—	(0.1)	$4.1

Reserve for policy and contract claims (Restated)
Registrant – None
Consolidated	$626.8	142.5	0.8	(126.3)	$643.8

(1)	Primarily relates to new acquisitions, whereby the increase in balance was entirely related to the take-on balance sheet of the consolidated subsidiary.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide assurances that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission.

Our management, under the direction of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. Based upon this evaluation our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2006.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2006.

In conducting its evaluation of the effectiveness of its internal control over financial reporting, management has excluded the merger of Capital Title Group, Inc. completed in September 2006 which is included in the 2006 consolidated financial statements and was approximately 7 percent of total assets as of December 31, 2006 and 2 percent of total revenue and 5 percent of net income for the year then ended.

Based on our assessment, we believe that as of December 31, 2006, our internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, the independent registered public accounting firm who audited our consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of our internal control over financial reporting is incorporated herein by reference to Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Remediation of Material Weakness

As reported in our 2005 Form 10-K, we determined that we did not maintain effective controls over the reconciliation of claims payment and recovery data used to support the estimate of our policy and contract claims reserve. As a result of this material weakness in our control over financial reporting, we concluded that our disclosure controls and procedures were not effective as of December 31, 2005. During the first quarter of 2006, we enhanced our professional staff responsible for the claims reserve analysis and throughout the year implemented controls surrounding the claims data reconciliation and system report reliance. We believe that these changes in controls can be applied consistently and appropriately in future periods and that the implementation of these enhanced controls has effectively remediated the material weakness in controls described above.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as to certain information regarding executive officers included in Part I under the caption, “Executive Officers of the Registrant” and the matters set forth below, the information required by this item is incorporated herein by reference to our definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

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

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Financial Statements and Financial Statement Schedules. The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 52 in Part II, Item 8 of this report.

(a) (3) Exhibits. See Exhibit Index, which is incorporated in this item by reference.

(b) Exhibits. See Item 15 (a)(3) above.

(c) Financial Statement Schedules. See Item 15 (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDAMERICA FINANCIAL GROUP, INC.

By:	/s/ Theodore L. Chandler, Jr.
Theodore L. Chandler, Jr.
Chairman and Chief Executive Officer

February 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore L. Chandler, Jr. Theodore L. Chandler, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2007

/s/ G. William Evans G. William Evans	Chief Financial Officer (Principal Financial Officer)	February 20, 2007

/s/ Christine R. Vlahcevic Christine R. Vlahcevic	Senior Vice President- Corporate Controller (Principal Accounting Officer)	February 20, 2007

/s/ Janet A. Alpert Janet A. Alpert	Director	February 20, 2007

/s/ Gale K. Caruso Gale K. Caruso	Director	February 20, 2007

/s/ Michael Dinkins Michael Dinkins	Director	February 20, 2007

/s/ Charles H. Foster, Jr. Charles H. Foster, Jr.	Director	February 20, 2007

/s/ John P. McCann John P. McCann	Director	February 20, 2007

/s/ Dianne M. Neal Dianne M. Neal	Director	February 20, 2007

/s/ Robert F. Norfleet, Jr. Robert F. Norfleet, Jr.	Director	February 20, 2007

Signature	Title	Date

/s/ Robert T. Skunda Robert T. Skunda	Director	February 27, 2007

/s/ Julious P. Smith, Jr. Julious P. Smith, Jr.	Director	February 20, 2007

/s/ Thomas G. Snead, Jr. Thomas G. Snead, Jr.	Director	February 20, 2007

/s/ Eugene P. Trani Eugene P. Trani	Director	February 27, 2007

/s/ Marshall B. Wishnack Marshall B. Wishnack	Director	February 20, 2007

INDEX TO EXHIBITS

Exhibit Number And Applicable Section of Item 601 Of Regulation S-K
3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated May 24, 2006, File No. 1-13990.

3.2	Bylaws of LandAmerica Financial Group, Inc. (amended and restated October 25, 2006), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 25, 2006, File No. 1-13990.

4.1	Amended and Restated Rights Agreement, dated as of August 20, 1997, between the Registrant and Wachovia Bank, N.A., as Rights Agent, which Amended and Restated Rights Agreement includes an amended Form of Rights Certificate, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated August 20, 1997, File No. 1-13990.

4.2	First Amendment to Amended and Restated Rights Agreement, dated as of December 11, 1997, between the Registrant and Wachovia Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated December 11, 1997, File No. 1-13990.

4.3	Second Amendment to Amended and Restated Rights Agreement, dated as of June 1, 1999, between the Registrant, Wachovia Bank, N.A., as Rights Agent, and State Street Bank and Trust Company, as Successor Rights Agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated June 1, 1999, File No. 1-13990.

4.4	Third Amendment to Amended and Restated Rights Agreement, dated as of July 26, 2000, between the Registrant and State Street Bank and Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated July 26, 2000, File No. 1-13990.

4.5	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-13990.

4.6	Note Purchase Agreement, dated as of August 31, 2001, by and among the Registrant and the purchasers named therein, with accompanying forms of 7.16% Senior Notes, Series A, due 2006, 7.45% Senior Notes, Series B, due 2008 and 7.88% Senior Notes, Series C, due 2011. The foregoing exhibits need not be filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant, by signing this Report on Form 10-K, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries, and for any unconsolidated subsidiaries for which financial statements are required to be filed that authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

4.7	Indenture, dated November 26, 2003, between the Registrant and JP Morgan Chase Bank, as trustee, including Form of 3.125% Convertible Senior Notes due 2033, incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-3, File No. 333-113004, filed February 23, 2004.

4.8	Registration Rights Agreement, dated November 26, 2003, between the Registrant and the initial purchasers of the Registrant’s 3.125% Convertible Senior Notes due 2033, incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-3, File No. 333-113004, filed February 23, 2004.

4.9	Indenture, dated May 11, 2004, between the Registrant and JP Morgan Chase Bank, as Trustee, including Form of 3.25% Senior Convertible Debentures due 2034, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13990.

4.10	Registration Rights Agreement, dated May 11, 2004, between the Registrant and the initial purchasers of the Registrant’s 3.25% Senior Convertible Debentures due 2034, incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13990.

4.11	Note Purchase and Master Shelf Agreement, dated as of July 28, 2006, by and among the Registrant and the purchasers named therein, with accompanying forms of 6.66% Senior Note, Series D, due 2016, 6.70% Senior Note, Series E, due 2016 and Shelf Note. The foregoing exhibits need not be filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant, by signing this Report on Form 10-K, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries, and for any unconsolidated subsidiaries for which financial statements are required to be filed that authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

10.1	Lawyers Title Insurance Corporation Deferred Income Plan, incorporated by reference to Exhibit 10C of the Registrant’s Form 10 Registration Statement, as amended, File No. 0-19408.†

10.2	Lawyers Title Corporation 1992 Stock Option Plan for Non-Employee Directors, as amended May 21, 1996, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q for the quarter ended June 30, 1996, File No. 1-13990.†

10.3	Form of Lawyers Title Corporation Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.18 of the Registrant’s Form 10-K for the year ended December 31, 1994, File No. 0-19408.†

10.4	LandAmerica Financial Group, Inc. Benefit Restoration Plan, as amended and restated effective January 1, 2005, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated February 21, 2006, File No. 1-13990.†

10.5	Form of Lawyers Title Insurance Corporation Split-Dollar Life Insurance Agreement and Collateral Assignment, incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-K for the year ended December 31, 1994, File No. 0-19408.†

10.6	Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated March 5, 1998, with Schedule of Optionees and amounts of options granted, incorporated by reference to Exhibit 10.24 of the Registrant’s Form 10-K for the year ended December 31, 1997, File No. 1-13990.†

10.7	Agreement Containing Consent Order, dated February 6, 1998, by and between the Registrant and the Federal Trade Commission, incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the year ended December 31, 1997, File No. 1-13990.

10.8	Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated February 16, 1999, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the year ended December 31, 1998, File No. 1-13990.†

10.9	LandAmerica Financial Group, Inc. Outside Directors Deferral Plan, as amended and restated effective January 1, 2005, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated February 21, 2006, File No. 1-13990.†

10.10	LandAmerica Financial Group, Inc. Executive Voluntary Deferral Plan, as amended and restated effective January 1, 2005, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated February 21, 2006, File No. 1-13990.

10.11	Amendment dated July 24, 2006 to the LandAmerica Financial Group, Inc. Executive Voluntary Deferral Plan, as amended and restated, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006, File No. 1-13990.

10.12	Form of LandAmerica Financial Group, Inc. Change of Control Employment Agreement, with Schedule of Executive Officers and Multiplier, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated December 28, 2006, File No. 1-13990.†

10.13	LandAmerica Financial Group, Inc. 1991 Stock Incentive Plan, as amended May 16, 1995, May 21, 1996, November 1, 1996, June 16, 1998, May 18, 1999 and February 23, 2000, incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K for the year ended December 31, 1999, File No. 1-13990.†

10.14	Non-Qualified Stock Option Agreement, dated January 31, 2000, between the Registrant and Theodore L. Chandler, Jr., incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K for the year ended December 31, 1999, File No. 1-13990.†

10.15	Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated February 23, 2000, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.35 of the Registrant’s Form 10-K for the year ended December 31, 1999, File No. 1-13990.†

10.16	Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated May 17, 2000, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.†

10.17	Employee Non-Qualified Stock Option Agreement, dated May 17, 2000, between the Registrant and Charles H. Foster, Jr., incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.†

10.18	Form of LandAmerica Financial Group, Inc. Amendment to Non-Qualified Stock Option Agreements, dated June 20, 2000, with Schedule of Optionees and Agreements Being Amended, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.†

10.19	Form of LandAmerica Financial Group, Inc. Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.†

10.20

Revolving Credit Agreement, dated July 28, 2006 between the Registrant and SunTrust Bank, as Administrative Agent for a syndicate of financial institutions named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006, File No. 1-13990.

10.21	Letter Agreement, dated May 5, 2004 between the Registrant and JP Morgan Chase Bank constituting a high strike call confirmation, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13990.

10.22	Letter Agreement, dated May 5, 2004 between the Registrant and JP Morgan Chase Bank constituting a low strike call confirmation, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13990.

10.23	Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated February 20, 2001, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.43 of the Registrant’s Form 10-K for the year ended December 31, 2000, File No. 1-13990.†

10.24	Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated December 20, 2001, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.44 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-13990.†

10.25	Form of Split-Dollar Life Insurance Agreement, between the Registrant and the named executive officers listed on the attached Schedule, incorporated by reference to Exhibit 10.45 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-13990.†

10.26	Form of Modification to Agreement between the Registrant and the named executive officers listed on the attached Schedule, incorporated by reference to Exhibit 10.46 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-13990.†

10.27	Form of Modification to Agreement, dated as of January 23, 2002, between the Registrant and the named executive officers listed on the attached Schedule, incorporated by reference to Exhibit 10.47 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-13990.†

10.28	Form of LandAmerica Financial Group, Inc. Non-Employee Director Non-Qualified Stock Option Agreement, dated May 23, 2001, with Schedule of Optionees, incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-K for the year ended December 31, 2003, File No. 1.13990.†

10.29	Form of LandAmerica Financial Group, Inc. Non-Employee Director Non-Qualified Stock Option Agreement, dated May 22, 2002, with Schedule of Optionees, incorporated by reference to Exhibit 10.27 of the Registrant’s Form 10-K for the year ended December 31, 2003, File No. 1.13990.†

10.30	Form of LandAmerica Financial Group, Inc. 2002 Restricted Stock Agreement, dated December 16, 2002, with Schedule of Grantees and number of shares granted, incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-K for the year ended December 31, 2002, File No. 1-13990.†

10.31	Form of LandAmerica Financial Group, Inc. Non-Employee Director Restricted Stock Agreement, dated May 21, 2003, with Schedule of Grantees, incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the year ended December 31, 2003, File No. 1-13990.†

10.32	Form of LandAmerica Financial Group, Inc. 2003 Restricted Stock Agreement, dated December 16, 2003, with Schedule of Grantees and number of shares granted, incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K for the year ended December 31, 2003, File No. 1-13990.†

10.33	Form of LandAmerica Financial Group, Inc. 2003 Cash Unit Agreement, dated December 16, 2003, with Schedule of Grantees and number of units granted, incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K for the year ended December 31, 2003, File No. 1-13990.†

10.34	Employment Agreement with Charles H. Foster, Jr., dated January 1, 2005, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 6, 2005, File No. 1-13990.†

10.35	Addendum to Employment Agreement with Charles H. Foster, Jr., dated December 9, 2005, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated December 9, 2005, File No. 1-13990.†

10.36	Restricted Stock Agreement with Theodore L. Chandler, Jr., dated January 1, 2005, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 6, 2005, File No. 1-13990.†

10.37	Cash Unit Agreement with Theodore L. Chandler, Jr., dated January 1, 2005, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 6, 2005, File No. 1-13990.†

10.38	Form of LandAmerica Financial Group, Inc. Non-Employee Director Restricted Stock Agreement, dated May 27, 2004, with Schedule of Grantees, incorporated by reference to Exhibit 10.44 of the Registrant’s Form 10-K for the year ended December 31, 2004, File No. 1-13990.†

10.39	Form of LandAmerica Financial Group, Inc. 2005 Restricted Stock Agreement, dated February 28, 2005, with Schedule of Grantees and number of shares granted, incorporated by reference to Exhibit 10.45 of the Registrant’s Form 10-K for the year ended December 31, 2004, File No. 1-13990.†

10.40	Form of LandAmerica Financial Group, Inc. 2005 Cash Unit Agreement, dated February 28, 2005, with Schedule of Grantees and number of units granted, incorporated by reference to Exhibit 10.46 of the Registrant’s Form 10-K for the year ended December 31, 2004, File No. 1-13990.†

10.41	LandAmerica Financial Group, Inc. Executive Officer Incentive Plan, incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed on April 7, 2005, File No. 1-13990.†

10.42	Form of LandAmerica Financial Group, Inc. Non-Employee Director Restricted Stock Agreement, dated May 18, 2005, with Schedule of Grantees, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2005, File No. 1-13990.†

10.43	Form of Amendment to LandAmerica Financial Group, Inc. Non-Employee Director Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated October 26, 2005, File No. 1-13990.†

10.44	Form of Amendments to LandAmerica Financial Group, Inc. Cash Unit Agreements and Restricted Stock Agreements, incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, dated February 21, 2006, File No. 1-13990.†

10.45	Form of LandAmerica Financial Group, Inc. 2006 Restricted Stock Agreement, dated February 28, 2006, with Schedule of Grantees and number of shares granted, incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-13990.†

10.46	Form of LandAmerica Financial Group, Inc. 2006 Cash Unit Agreement, dated February 28, 2006, with Schedule of Grantees and number of units granted incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-13990.†

10.48	Agreement and Plan of Merger by and among LandAmerica Financial Group, Inc. and CTG Acquisition Corp. and Capital Title Group, Inc. dated March 28, 2007, incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated March 28, 2006, File No. 1-13990.

10.49	Supplemental Change of Control Employment Agreement dated February 20, 2007 incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 23, 2007, File No. 1-13990. †

21	Subsidiaries of the Registrant.*

23	Consent of Ernst & Young LLP.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

†	Denotes Compensatory Plans
*	Filed Herewith