Form 10-Q
period 2007-03-31
LANDAMERICA FINANCIAL GROUP INC
filed 2007-05-02
CIK 877355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	17,107,356 shares	April 25, 2007

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

INVESTMENTS:
Fixed maturities available-for-sale - at fair value (amortized cost: 2007 - $1,076.9; 2006 - $1,267.2)	$1,085.8	$1,275.8
Equity securities available-for-sale - at fair value (cost: 2007 - $109.9; 2006 - $111.3)	124.4	129.8
Fixed maturities trading - at fair value	154.0	-
Federal funds sold	278.2	50.4
Short-term investments	260.6	403.0

Total Investments	1,903.0	1,859.0

CASH	130.2	82.5

LOANS RECEIVABLE	557.3	535.8

ACCRUED INTEREST RECEIVABLE	17.0	20.2

NOTES AND ACCOUNTS RECEIVABLE:
Notes (less allowance for doubtful accounts: 2007 - $1.2; 2006 - $1.5)	23.4	19.3
Trade accounts receivable (less allowance for doubtful accounts: 2007 - $10.2; 2006 - $10.2)	130.8	139.2

Total Notes and Accounts Receivable	154.2	158.5

INCOME TAXES RECEIVABLE	13.3	60.4

PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation and amortization: 2007 - $231.7; 2006 - $224.5)	160.3	164.2

TITLE PLANTS	105.8	105.0

GOODWILL	789.1	783.4

INTANGIBLE ASSETS (less accumulated amortization: 2007 - $84.2; 2006 - $78.2)	107.4	135.2

DEFERRED INCOME TAXES	92.6	84.1

OTHER ASSETS	227.1	186.5

Total Assets	$4,257.3	$4,174.8

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES

POLICY AND CONTRACT CLAIMS	$800.3	$789.1

DEPOSITS	775.9	618.2

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	410.3	400.0

NOTES PAYABLE	571.5	685.3

DEFERRED SERVICE ARRANGEMENTS	206.2	218.6

OTHER	132.4	67.8

Total Liabilities	2,896.6	2,779.0

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2007 - 17,193,342; 2006 - 17,604,632	430.7	465.3

Accumulated other comprehensive loss	(33.5)	(32.2)

Retained earnings	963.5	962.7

Total Shareholders’ Equity	1,360.7	1,395.8

Total Liabilities and Shareholders’ Equity	$4,257.3	$4,174.8

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In millions, except per common share amounts)
(Unaudited)

	2007	2006

REVENUE
Operating revenue	$911.3	$902.3
Investment and other income	30.3	29.7
Net realized investment gains	7.0	0.9

	948.6	932.9
EXPENSES
Agents’ commissions	340.4	383.1
Salaries and employee benefits	307.8	276.7
General, administrative and other	187.5	168.2
Provision for policy and contract claims	56.0	50.4
Premium taxes	10.1	10.4
Interest expense	12.7	9.6
Amortization of intangibles	6.0	6.3
Impairment of intangible and long-lived assets	20.8	9.7
	941.3	914.4

INCOME BEFORE INCOME TAXES	7.3	18.5

INCOME TAX EXPENSE	2.6	4.8

NET INCOME	$4.7	$13.7

NET INCOME PER COMMON SHARE	$0.27	$0.81

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17.2	17.0

NET INCOME PER COMMON SHARE ASSUMING DILUTION	$0.26	$0.78

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ASSUMING DILUTION	18.0	17.5

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.18

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In millions)
(Unaudited)
	2007	2006
Cash flows from operating activities:
Net income	$4.7	$13.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16.8	14.1
Amortization of bond premium	1.5	1.1
Impairment of intangible and long-lived assets	20.8	9.7
Net realized investment gains	(7.0)	(0.9)
Net change in fixed maturities trading	(9.6)	-
Deferred income tax benefit	(7.5)	(5.6)
Change in assets and liabilities, net of businesses acquired:
Accounts and notes receivable	10.2	11.9
Income taxes receivable/payable	47.0	(21.7)
Accounts payable and accrued expenses	11.6	(80.9)
Pending trades of fixed maturities trading, net	27.1	-
Policy and contract claims	11.3	4.5
Deferred service arrangements	(12.3)	2.7
Other	4.6	7.6
Net cash provided by (used in) operating activities	119.2	(43.8)
Cash flows from investing activities:
Purchases of title plant, property and equipment, net	(6.5)	(11.2)
Purchases of businesses, net of cash acquired	(5.8)	(8.4)
Investments in unconsolidated affiliates	(0.1)	(0.7)
Change in cash surrender value of life insurance	(0.9)	(0.4)
Change in short-term investments	142.3	99.9
Cost of investments acquired:
Fixed maturities available-for-sale	(82.5)	(168.6)
Equity securities available-for- sale	(21.0)	(8.6)
Proceeds from investment sales or maturities:
Fixed maturities available-for-sale	128.9	132.5
Equity securities available-for-sale	27.3	5.0
Net change in federal funds sold	(227.7)	(1.2)
Change in loans receivable	(26.7)	(1.6)
Net cash (used in) provided by investing activities	(72.7)	36.7
Cash flows from financing activities:
Net change in deposits	157.6	2.3
Proceeds from the exercise of stock options	1.0	1.3
Tax benefit of stock options exercised	0.6	0.5
Common shares repurchased	(39.9)	(12.1)
Dividends paid	(3.9)	(3.1)
Proceeds from issuance of notes payable	0.2	2.8
Payments on notes payable	(114.4)	(8.8)
Net cash provided by (used in) financing activities	1.2	(17.1)
Net increase (decrease) in cash	47.7	(24.2)
Cash at beginning of period	82.5	89.1
Cash at end of period	$130.2	$64.9
Non-cash investing activities:
Transfer of fixed maturities from available-for-sale to trading	$142.6	$-
Pending purchases of fixed maturities available-for-sale	17.0	2.5
Pending sales of fixed maturities available-for-sale	16.6	2.0

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amounts	Income (Loss)	Earnings	Equity

BALANCE - December 31, 2005	17.3	$443.1	$(42.3)	$877.7	$1,278.5

Comprehensive income:
Net income	-	-	-	13.7	13.7
Other comprehensive loss:
Net unrealized loss on securities - net of tax benefit of $3.0	-	-	(5.7)	-	(5.7)

					8.0

Common stock retired	(0.2)	(12.1)	-	-	(12.1)
Stock options and incentive plans	0.1	4.9	-	-	4.9
Common dividends ($0.18/share)	-	-	-	(3.1)	(3.1)

BALANCE - March 31, 2006	17.2	$435.9	$(48.0)	$888.3	$1,276.2

BALANCE - December 31, 2006	17.6	$465.3	$(32.2)	$962.7	$1,395.8

Comprehensive income:
Net income	-	-	-	4.7	4.7
Other comprehensive (loss) income:
Net unrealized loss on securities - net of tax benefit of $1.3	-	-	(2.2)	-	(2.2)
Amortization of minimum pension liability - net of tax expense of $0.5	-	-	0.9	-	0.9

					3.4

Common stock retired	(0.6)	(39.9)	-	-	(39.9)
Stock options and incentive plans	0.2	5.3	-	-	5.3
Common dividends ($0.22/share)	-	-	-	(3.9)	(3.9)

BALANCE - March 31, 2007	17.2	$430.7	$(33.5)	$963.5	$1,360.7

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K of LandAmerica Financial Group, Inc. for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of this information have been reflected. Operating results for the interim periods are not necessarily indicative of results for a full year.

When used in these notes, the terms “LandAmerica,” “we,” “us” or “our” means LandAmerica Financial Group, Inc. and all entities included in our Consolidated Financial Statements.

Recent Accounting Pronouncements

In March 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF No. 06-10”). EITF No. 06-10 requires an employer to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement of Financial Accounting Standards (“SFAS”) No. 106 or Accounting Principles Board (“APB”) Opinion No. 12 if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit. EITF No. 06-10 also requires an employer to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007 with early adoption permitted. We are evaluating the impact that the adoption of EITF No. 06-10 will have on our financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with early adoption permitted. We are evaluating the impact that the adoption of SFAS No. 159 will have on our financial statements.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirement and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 and have been adopted. See Note 6, “Pensions and Other Post-Retirement Benefits.” The new measurement date requirement applies for fiscal years ending after December 15, 2008.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. We are evaluating the impact that the adoption of SFAS No. 157 will have on our financial statements.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2007	2006
	(In millions, except per common share amounts)
Numerator:
Net income - numerator for basic and diluted earnings per common share	$4.7	$13.7

Denominator:
Weighted average shares - denominator for basic earnings per common share	17.2	17.0

Effect of dilutive securities:
Convertible debt	0.6	0.4
Employee stock options and restricted stock	0.2	0.1

Denominator for diluted earnings per common share	18.0	17.5

Basic earnings per common share	$0.27	$0.81

Diluted earnings per common share	$0.26	$0.78

In connection with the issuance of the 3.25 percent Convertible Senior Debt due 2034 (the “2004 debentures”), we entered into a call option designed to mitigate the potential dilution from the conversion of the 2004 debentures. Under the ten-year term of the call option, we may require a counterparty to deliver shares of our common stock to us at a price which approximates the conversion price of the 2004 debentures. At March 31, 2007, we had the option to purchase approximately 460,800 shares of our common stock under this agreement; however, these shares were not included in the calculation of diluted earnings per common share because the effect would be anti-dilutive.

3.	MERGERS AND ACQUISITIONS

We completed no material acquisitions in first quarter 2007.

On September 8, 2006, we completed the merger with Capital Title Group, Inc. (“Capital Title”) whereby Capital Title became a wholly-owned subsidiary of LandAmerica. Capital Title consists of a title insurance underwriter, several title and escrow agency operations, a property appraisal company, a settlement services provider, and other related companies. Capital Title services customers primarily in Arizona, California and Nevada in addition to providing lender services on a national basis. We believe that our merger with Capital Title has strengthened our presence in key western states and added scale to the services we provide to our mortgage lending customers.

The merger with Capital Title was accounted for using the purchase method in accordance with FASB SFAS No. 141, Business Combinations (“SFAS No. 141”). Under the terms of the merger agreement, we acquired 100 percent of Capital Title’s common stock for approximately $252.6 million which consisted of $202.9 million of cash, including direct transaction costs of $3.6 million, and $49.7 million of our common stock, which represented 775,576 shares. In recording the merger, the value of the 775,576 shares issued was determined based on the measurement criteria in EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.

In accordance with SFAS No. 141, the cost of the merger was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the merger, with the amounts exceeding the fair value being recorded as goodwill. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, property, plant and equipment, title plants, deferred taxes, exiting certain contractual arrangements, and the expected plans to rationalize the combined workforce. The valuations will be finalized within 12 months of the close of the merger. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangibles and goodwill. The results of operations of Capital Title have been included in our consolidated financial statements since the merger date.

Selected unaudited pro forma results of operations, assuming the merger had occurred as of January 1, 2006, are set forth below:

Three Months Ended
March 31, 2006

(In millions, except per common share amounts)

Total revenue	$1,012.1
Net income	9.3
Net income per common share	0.52
Net income per common share assuming dilution	0.51

The above pro forma results include consultant fees of $3.3 million related to the merger, and do not include any synergies we expect to realize. The pro forma results are presented for information purposes only and may not be indicative of the operating results that would have occurred had this merger been consummated as of the beginning of 2006.

4.    INVESTMENTS

We classify our fixed-maturity and equity investments as trading or available-for-sale. Trading investments are bought and held principally for the purpose of selling them in the near term. All fixed-maturity and equity investments not classified as trading are classified as available-for-sale. During first quarter 2007, we transferred $142.6 million of our fixed-maturity securities from available-for-sale securities to trading securities. Additionally $2.3 million of unrealized gains on these available-for-sale securities which were previously included in accumulated other comprehensive income (loss) were reclassified and recorded in the consolidated statement of operations caption “Net realized investment gains.” Trading and available-for-sale investments are recorded at fair market value. Unrealized holding gains and losses on trading investments are included in earnings. Unrealized holding gains and losses on available-for-sale investments are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss), net of income taxes, until realized. Realized gains and losses from the sale of available-for-sale investments are determined on a specific-identification basis. Dividend and interest income are recognized when earned.

On January 1, 2007, we adopted the provisions of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 permits remeasurement for certain financial instruments, clarifies which financial instruments are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate certain interests in securitized financial assets, and makes certain amendments to Statement No. 140 regarding a qualifying special-purpose entity’s ability to hold certain types of financial instruments. Our adoption of the provisions of SFAS No. 155 did not have an impact on our financial statements for first quarter 2007.

5.    INCOME TAXES

Our effective income tax rate was 36.1% for first quarter 2007 and 25.9% for first quarter 2006. The difference in the effective tax rate was due primarily to changes in the mix of state tax rates relative to state tax income or loss related to our non-insurance subsidiaries.

As a result of an audit of the 2003 to 2004 tax years, the Internal Revenue Service (“IRS”) has proposed certain adjustments relating to our tax treatment of agency revenue. Currently, revenue from title policies issued through independent agents is recognized when the policies are reported by the agent for book and tax purposes. The IRS believes that we are required to estimate the income and commissions associated with the sale of policies by agents during the tax year. We have estimated our maximum tax exposure with respect to this matter to be approximately $35 million; however, we are disputing the proposed adjustment as we continue to believe that our tax treatment of these transactions is correct and we believe that we will prevail in any dispute with the IRS related to this matter. Accordingly, no interest or penalties have been accrued for this proposed IRS adjustment as of March 31, 2007. We expect to defend the matter vigorously through the IRS appeal process and, if necessary, through litigation. We do not expect the ultimate resolution of this matter will have a material adverse effect on our financial condition or results of operations.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. At January 1, 2007, the balance of the unrecognized tax benefits was $4.0 million. If recognized, this amount would affect our effective tax rate. We have elected to treat any interest and penalties as tax expense in accordance with the provisions of FIN 48.

We file tax returns in the US federal jurisdiction and various state and foreign jurisdictions. For federal and most state and local taxes, the statute of limitations has expired and we are no longer subject to examinations by tax authorities for years prior to 2003.

Since December 31, 2006, there have been no events that have had a material impact on our tax accounts.

It is reasonably possible that within the next twelve months the amount of unrecognized tax benefits will increase as a result of tax positions taken during the current period, the nature of which are consistent with those unrecognized tax benefits at January 1, 2007. The estimated range of the increase is from $1.5 million to $1.7 million.

6.    PENSIONS AND OTHER POST-RETIREMENT BENEFITS

The following presents the estimated net pension expense recorded in the financial statements for each of the quarters ending March 31, 2007 and 2006. The 2007 information is based on preliminary data provided by our consulting actuaries.

The amounts are as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(In millions)
Components of net pension (income) expense:
Service cost	$-	$-	$0.3	$0.3
Interest cost	3.6	3.6	0.7	0.9
Expected return on plan assets	(4.7)	(4.5)	-	-
Amortization of unrecognized transition obligation	-	-	-	0.3
Recognized prior service cost	-	-	-	0.1
Recognized loss	1.5	1.8	-	0.1
Loss due to settlement or curtailment	-	1.0	-	-
Net pension expense	$0.4	$1.9	$1.0	$1.7

On December 31, 2004, we froze the accumulation of benefits available under our principal pension plan.

7.	COMMITMENTS AND CONTINGENCIES

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

Litigation Not in the Ordinary Course of Business

On June 22, 2004, Gateway Title Company, Inc. (“Gateway”), Commonwealth Land Title Company, Inc. and LandAmerica Financial Group, Inc. (collectively, “Plaintiffs”) filed a Complaint, subsequently amended by a First Amended Complaint filed June 25, 2004, in the Superior Court of California, County of Los Angeles, Central District (the “Court”), against the Mercury Company and its affiliates Financial Title, Alliance Title, Investors Title and various individuals including Joseph DiChiacchio, a former manager of LandAmerica (Case No. BC 317441) (collectively, “Defendants”). The lawsuit claims substantial monetary and punitive damages for unfair competitive business practices in conjunction with Plaintiffs’ loss of over 300 employees in California, most of which appears to have occurred within an approximately twenty-four month period. On August 12, 2004, the Court granted a Temporary Restraining Order, followed by a Preliminary Injunction granted September 27, 2004, against Defendants based upon a showing of significant likelihood of Plaintiffs prevailing on the merits combined with irreparable harm to Plaintiffs if injunctive relief did not issue. The injunctive relief generally prohibited the solicitation of Plaintiffs’ employees. The preliminary injunctive relief has now expired. On December 13, 2004, Alliance Title Company, Inc., Financial Title Company, Inc., Roberto Olivera and Ray Arias filed a Cross-Complaint for unfair competitive business practices. On December 13, 2004, Mr. DiChiacchio also filed a Cross-Complaint alleging similar claims, including back wages and additional bonus payments. Plaintiffs are disputing and intend to vigorously defend the Cross-Complaints. A mandatory settlement conference was held on August 1, 2005 and voluntary mediation on September 7, 2005. After completion of discovery, a jury trial began in early May 2006 and resulted in a verdict for Gateway of approximately $8.3 million. Judgment has not been entered pending resolution of the Cross-Complaints and could be appealed. As a result of voluntary mediation beginning on April 4, 2007, the parties agreed to a framework for resolving all claims, including but not limited to cross claims, post trial motions and appeals, in this case and the First California Title Company case described below, but no final settlement has been achieved (the “Resolution”). Trial on the Cross-Complaints has been continued to May 15, 2007 to allow for negotiations regarding the terms of a definitive settlement agreement to continue.

On January 14, 2005, First California Title Company, New Century Title Company (“New Century”) and United Title Company (collectively, “Plaintiffs”) filed a Complaint in the Superior Court of the State of California, County of Los Angeles, against Financial Title Company, Mercury Companies, Inc. (“Mercury”), Stacy Neves, Stephanie Howard, George Willard and Tony Becker (Case No. BC 327332) (collectively, “Defendants”). On September 8, 2006, we completed the merger with Plaintiffs. The lawsuit claims substantial monetary and punitive damages for unfair competitive business practices in conjunction with Plaintiffs’ loss of approximately 80 employees in California to Defendants over an approximately eight month period. The complaint was later amended to include Alliance Title Company and Christine De’Martini as named Defendants. A jury trial began on October 17, 2006. On December 28, 2006, the jury returned its verdict for Plaintiffs in the approximate amount of $2 million. The punitive damages phase of the bifurcated trial was held on January 2, 2007 and resulted in a punitive damages award for Plaintiffs in the approximate amount of $14.6 million. Judgment was entered on March 8, 2007. Defendants filed several post-trial motions including motions for a new trial on the issue of punitive damages. On March 22, 2007, the trial court granted Mercury’s motion for new trial on the issue of punitive damages. Having found that the punitive damages awarded by the jury in favor of plaintiff New Century violated due process, the trial court reduced the amount of the punitive damages awarded against Mercury from $11.6 million to $2.9 million. On April 18, 2007, the trial court issued a Minute Order modifying the previous judgment entered in favor of New Century to reflect this reduction of punitive damages. The trial court denied similar motions for new trial brought by other Defendants. Accordingly, the total amount of punitive damages awarded against Defendants, after the March 22, 2007 order, is $5.9 million.  The parties have until May 18, 2007 to file an appeal of the trial court’s orders granting or denying Defendants’ post-trial motions, including the motions for new trial. As a result of participation in voluntary mediation beginning on April 4, 2007, the claims in this case were included in the Resolution described above.

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

The Government Accountability Office released its final report on the title insurance industry on April 17, 2007 (the “Report”). The Report makes recommendations regarding federal and state oversight of the title insurance industry, including but not limited to, better consumer information, consideration of the need for modification to the Real Estate Settlement Procedures Act and increased cooperation among regulators.

Various states are studying the title insurance product, market, pricing, business practices, and potential regulatory and legislative changes. Multiple states, including California, Florida, Nevada, New Mexico, New York, Texas, and Washington, are examining pricing levels and/or title insurance regulations. If it is determined that prices are not justified, rate changes may be implemented, including potential reductions. Some of the pricing examinations, like those conducted in Texas and New Mexico, are conducted annually or biannually and usually result in adjustments to the prices we can charge. Subsequent to a hearing of the Texas title rate case in August 2006, the Texas Commissioner of Insurance ordered a rate reduction of 3.2 percent effective February 1, 2007. The California Department of Insurance (“CA DOI”) submitted to the Office of Administrative Law (“OAL”) proposed regulations governing the rating of title insurance and related services that could impose future rate reductions and filing of mandated statistical plans that impose substantially higher costs on title insurance operations in California. On February 21, 2007, the OAL disapproved the regulatory action for failure to comply with certain standards and requirements and on February 28, 2007 issued a written decision detailing the reasons for disapproval. LandAmerica and other title companies doing business in the California market continue to engage in discussions with the CA DOI regarding alternative approaches to the proposed regulations, but the CA DOI may determine to correct the technical defects identified by OAL along with any other changes and resubmit the regulations to OAL.

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

In June 2005, we established reserves of $19.0 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes settlements with the California, Arizona, Nevada, Virginia, Colorado, and North Carolina departments of insurance. Based on these settlements and the status of inquiries, we released $6.7 million of this reserve back into earnings in fiscal year 2005 and $0.8 million in fiscal year 2006. The remaining reserve at March 31, 2007 was approximately $4.9 million.

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

Other Commitments and Guarantees

We had guarantees of indebtedness of others of approximately $2.3 million at March 31, 2007 and $3.4 million at December 31, 2006.

8.	SHAREHOLDERS’ EQUITY

In October 2005, the Board of Directors approved a share repurchase program expiring in July 2007 (the “2005 Program”) that authorized us to repurchase 1.25 million shares of our common stock. Under the 2005 Program, we repurchased 186,000 shares during the first three months of 2006 for $12.1 million, at an average cost of $64.89 per share, and 569,000 shares during the first three months of 2007 for $39.9 million, at an average cost of $70.18 per share. As of March 31, 2007, there were no authorized shares remaining under the 2005 Program.

In February 2007, the Board of Directors approved a share repurchase program expiring in October 2008 (the “2007 Program”) that authorized us to repurchase 1.5 million shares of our common stock. As of March 31, 2007, no shares had been repurchased under the 2007 Program.

Effective April 1, 2007, our 3.25 percent convertible senior debentures due 2034 became convertible to common stock during the second quarter of 2007 through and including June 30, 2007. The 2004 debentures are convertible into shares of our common stock at a current conversion rate of 18.6487 shares per $1,000 principal amount of the 2004 debentures, which is equivalent to a conversion price of approximately $53.62 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events. Upon conversion, we will deliver cash equal to the lesser of the aggregate principal amount of 2004 debentures to be converted and our total conversion obligation and common stock or cash in respect of the remainder, if any, of our conversion obligation. We have established a reserve of 2,797,305 authorized and unissued shares, subject to adjustment, that is available for issuance upon conversion of the debentures.

9.	IMPAIRMENT OF INTANGIBLE AND OTHER LONG-LIVED ASSETS

We became aware that one of our tax and flood processing customers, Freemont General Corporation, received a cease and desist order from the Federal Deposit Insurance Corporation relating to lending practices in its mortgage origination business. As a result of this probable loss of business from this customer, we conducted an impairment test of LandAmerica Tax and Flood Services, Inc.’s customer relationship intangible asset in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. On April 10, 2007, we

determined it was probable that LandAmerica Tax and Flood Services, Inc.’s customer relationship intangible was impaired. Additionally, the Company conducted an impairment test of the Lender Services segment’s goodwill balance in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, before its annual testing date of October 1, 2007, as the probable loss of business was deemed to be an indicator of potential impairment. The customer relationship intangible impairment charge of $20.8 million, or $12.5 million net of taxes, was reflected in our results of operations for the three months ended March 31, 2007. It is not expected that the impairment charge will result in any future cash expenditures. In addition, we have concluded that the Lender Services segment’s goodwill balance was not impaired.

In January 2006, we announced our plan to relocate and consolidate our corporate offices and shared resources operations. As a result, we wrote down the existing corporate offices and related assets to fair value less cost to sell. For the three months ended March 31, 2006, the impairment charge for the write down was approximately $9.7 million, or $6.3 million net of taxes, which was reflected in our consolidated results of operations.

10.    SEGMENT INFORMATION

We are engaged in the business of providing title insurance as well as a broad array of real estate transaction-related services through our subsidiaries. We have three reporting segments that fall within three primary business segments: Title Operations, Lender Services and Financial Services. The remaining immaterial businesses have been combined into a category called Corporate and Other.

Title Operations includes residential and commercial title insurance business, escrow and closing services, commercial real estate services, and other real estate transaction management services.

Lender Services provides services to national and regional mortgage lenders consisting primarily of mortgage origination (e.g. real estate transaction management services, consumer mortgage credit reporting, flood zone determinations, residential appraisal, and valuation services, etc.), loan servicing (e.g. real estate tax processing and default management) and loan subservicing.

Financial Services consists of Orange County Bancorp and its wholly-owned subsidiary, Centennial Bank, a California industrial bank primarily engaged in the business of providing real estate loans in the Southern California market and, to a lesser degree, in Arizona and Nevada.

Corporate and Other includes home warranty, residential property inspection, commercial property valuations and assessment businesses, and due diligence services as well as the unallocated portion of the corporate expenses related to our corporate offices and unallocated interest expense.

We provide real estate transaction services through direct operations and agents throughout the United States, Mexico, Canada, the Caribbean, Latin America, Europe, and Asia. The international operations account for less than 1 percent of our income before income taxes.

The following tables provide selected financial information about our operations by segment for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	Operating Revenue	Personnel Cost	Depreciation	Amortization of Intangible Assets	Income Before Taxes
	(In millions)
2007
Title Operations	$791.4	$254.8	$7.2	$2.0	$34.1
Lender Services	82.9	28.0	1.5	2.1	(8.7)
Financial Services	0.2	0.9	-	-	5.1
Corporate and Other	36.8	24.1	2.1	1.9	(23.2)
Total	$911.3	$307.8	$10.8	$6.0	$7.3

2006
Title Operations	$819.0	$228.2	$5.6	$2.4	$50.6
Lender Services	57.8	24.6	1.1	2.6	2.3
Financial Services	0.2	0.6	-	-	4.0
Corporate and Other	25.3	23.3	1.1	1.3	(38.4)
Total	$902.3	$276.7	$7.8	$6.3	$18.5

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on February 28, 2007. For information on risks and uncertainties related to our business that may make past performances not indicative of future results, or cause actual results to differ materially from any forward-looking statements made by us, see “Forward-Looking and Cautionary Statements.”

Overview

Our long-term goal is to improve our position as one of the largest providers of real estate transaction services. To accomplish this objective, we have expanded our operations through internal growth and selective strategic mergers and acquisitions. Our business operations are organized under three primary business segments: Title Operations, Lender Services and Financial Services. Other business operations not required to be reported separately are reported in a category called Corporate and Other. A description of our business segments and certain key factors that affect these businesses are provided in Note 10 to Consolidated Financial Statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2006.

In 2007, we refined our definition and measurement of commercial revenue and have restated our 2006 commercial revenue to be comparable to the 2007 presentation.

       Our title insurance business is closely related to the overall level of residential and commercial real estate activity, which is generally affected by the relative strength or weakness of the United States economy. In addition, title insurance volumes fluctuate based on the effect that changes in interest rates have on the level of real estate activity. Periods of increasing interest rates usually have an adverse affect on real estate activity and therefore premium and fee revenue. In contrast, real estate activity usually increases when interest rates fall. We typically report our lowest revenue in the first quarter, with revenue increasing into the second quarter and through the third quarter. The fourth quarter customarily may be as strong as the third quarter, depending on the level of activity in the commercial real estate market.

Our provision for claims as a percentage of operating revenue has trended upward recently, primarily due to claims frequency and experience in recent policy years. We have noted similar trends occurring throughout the title insurance industry. Since we are subject to liability for claims for an extended period of time, slight increases in claims frequency and experience for more recent policy years can result in a significant increase in the amount of liability required for potential claims.

We completed the merger with Capital Title Group, Inc. (“Capital Title”) on September 8, 2006. Capital Title has been integrated into the Title Operations and Lender Services segments as of the merger date. As of March 31, 2007, we have achieved annualized pretax cost savings of approximately $8 million. We expect that within one year after the close of the merger, synergies will produce annualized pretax cost savings of approximately $16 million. For further details, see Note 3, “Mergers and Acquisitions” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

As part of becoming a unified operating company to maximize our efficiency, we are engaged in a number of initiatives to improve return on equity including technology initiatives such as “Project Fusion,” the company-wide initiative to reduce the complexity and costs of over 300 operating systems to a substantially reduced number of applications when completely phased in by the end of year 2008. We expect that technology initiatives will generate annual cost savings of approximately $35 million beginning in 2009.

Critical Accounting Estimates

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenue, expenses and related disclosures surrounding contingencies and commitments. A summary of our significant critical accounting estimates can be found in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission. Actual results could differ from these estimates.

Recent Accounting Pronouncements

      In March 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF No. 06-10”). EITF No. 06-10 requires an employer to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement of Financial Accounting Standards (“SFAS”) No. 106 or Accounting Principles Board (“APB”) Opinion No. 12 if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit. EITF No. 06-10 also requires an employer to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007 with early adoption permitted. We are evaluating the impact that the adoption of EITF No. 06-10 will have on our financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with early adoption permitted. We are evaluating the impact that the adoption of SFAS No. 159 will have on our financial statements.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirement and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 and have been adopted. See Note 6, “Pensions and Other Post-Retirement Benefits” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report. The new measurement date requirement applies for fiscal years ending after December 15, 2008 and have not yet been adopted.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. We are evaluating the impact that the adoption of SFAS No. 157 will have on our financial statements.

Results of Operations

Operating Revenue

The following table provides a summary of our operating revenue for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007		2006

	(Dollars in millions)
Title Operations
Direct Operations	$369.3	40.5%	$340.8	37.8%
Agency Operations	422.1	46.3	478.2	53.0
	791.4	86.8	819.0	90.8

Lender Services	82.9	9.1	57.8	6.4

Financial Services	0.2	-	0.2	-

Corporate and Other	36.8	4.1	25.3	2.8

Total	$911.3	100.0%	$902.3	100.0%

Title Operations - Operating revenue from direct title operations increased by $28.5 million, or 8.4%, in first quarter 2007 from first quarter 2006. During first quarter 2007, direct operating revenue was positively affected by increased market share as a result of the merger with Capital Title, strong commercial revenues, and an increase in direct operating revenue per direct order closed. These increases were partially offset by overall weakness in the residential real estate market.

Closed orders from the Company’s direct title operations were approximately 170,000 in the first quarters of 2007 and 2006, while direct operating revenue per direct order closed increased approximately 8.2%.

Revenue from direct title commercial operations was $92.2 million in first quarter 2007, compared to $85.7 million in first quarter 2006, an increase of 7.6% from first quarter 2006.

Operating revenue from agency title operations for first quarter 2007 decreased by $56.1 million, or 11.7%, from first quarter 2006 due to softer market conditions across most regions, particularly in certain southeastern markets.

Lender Services - Operating revenue increased by $25.1 million, or 43.4%, in first quarter 2007 compared to first quarter 2006. Revenue for first quarter 2007 was impacted by increased business as a result of the merger with Capital Title and other acquisitions and by increases in the loan servicing business from deferred revenue and growth in default management services. These increases were offset in part by lower volumes in certain product lines in the loan servicing business and in the mortgage origination business due to a softer real estate market.

Corporate and Other -  Operating revenue for Corporate and Other increased by $11.5 million, or 45.5%, in first quarter 2007 over first quarter 2006. The increase in operating revenue in first quarter 2007 over first quarter 2006 was due to continued strong non-title commercial business. Revenue from non-title commercial operations was $19.4 million in first quarter 2007 compared to $12.3 million in first quarter 2006.

Investment and Other Income

Investment and other income increased $0.6 million, or 2.0%, in first quarter 2007 over first quarter 2006 primarily due to an increase in our portfolio of investments and an increase in the interest rate spread.

Net Realized Investment Gains

Net realized investment gains were $7.0 million in first quarter 2007 compared to $0.9 million in first quarter 2006. The increase was primarily due to gains from the repositioning of our REIT portfolio and the reclassification of unrealized net gains on trading investments from accumulated other comprehensive income (loss). For further details, see Note 4, “Investments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Salary and Employee Benefits

The following table provides a summary of our salary and employee benefit costs for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007		2006
	(Dollars in millions)
Title Operations	$254.8	82.8%	$228.2	82.5%

Lender Services	28.0	9.1	24.6	8.9

Financial Services	0.9	0.3	0.6	0.2

Corporate and Other	24.1	7.8	23.3	8.4

Total	$307.8	100.0%	$276.7	100.0%

Title Operations - Title Operations salary and employee benefit costs increased by $26.6 million, or 11.7%, in first quarter 2007 compared to first quarter 2006. Average Full Time Equivalent (“FTE”) counts for the Title Operations segment were approximately 11,500 in first quarter 2007 versus approximately 10,600 in first quarter 2006, or an increase of 8.5%. Increases in salary and employee benefit costs and FTE counts were primarily to service additional business from the merger with Capital Title.

Lender Services - Lender Services salary and employee benefit costs increased by $3.4 million, or 13.8%, in first quarter 2007 compared to first quarter 2006. FTE counts for the Lender Services segment were approximately 1,800 in first quarter 2007 versus approximately 1,600 in first quarter 2006, or an increase of 12.5%. Increases in salary and employee benefit costs and FTE counts from first quarter 2006 to first quarter 2007 were primarily to service increased business as the result of the merger with Capital Title. These increases were offset by reductions in FTE counts in certain product lines in the loan servicing business and in the mortgage origination business to adjust to lower business volume.

Corporate and Other - Corporate and Other salary and employee benefit costs increased $0.8 million, or 3.4%, in first quarter 2007 over first quarter 2006 to support continued strong non-title commercial business.

Agent Commissions

The following table provides a summary of agent commissions and related revenue in the Title Operations segment for the three months ended March 31, 2007 and 2006:

	2007	2006
	(Dollars in millions)
Agent commissions	$340.4	$383.1

Agent revenue	$422.1	$478.2

% Retained by agents	80.6%	80.1%

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

Based on our review of the underlying claims data and trends therein, we have provided for claims losses using approximately 6.5% and 5.6% of operating revenue from the Title Operations segment for the first quarters of 2007 and 2006, respectively. The increase in the claims provision ratio was primarily due to an increase in the frequency of claims reported which resulted in upward development in policy years 2004 through 2006. Since we are subject to liability on claims for an extended period of time, slight changes in current claims experience can have a significant effect on the amount of liability required for potential Incurred But Not Reported (“IBNR”) claims. We believe that we have reserved appropriately for all reported and IBNR claims at March 31, 2007 based on the results of the actuarial evaluation and evaluation of any known trend.

Impairment of Intangible and Other Long-Lived Assets

In first quarter 2007, we recorded an impairment of $20.8 million related to our customer relationship intangible asset of our tax and flood business in the Lender Services segment. The effect of the impairment is expected to reduce amortization expense by approximately $3.2 million on an annual basis. In first quarter 2006, we wrote down our existing building and related assets to fair value less cost to sell by approximately $9.7 million in connection with the relocation and consolidation of our corporate offices and shared resources operations. For further details, see Note 9, “Impairment of Intangible and Other Long-Lived Assets” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Amortization

Amortization expense decreased by $0.3 million in first quarter 2007 compared to first quarter 2006.

Interest Expense

Interest expense increased by $3.1 million in first quarter 2007 compared to first quarter 2006. The increase was primarily due to interest on our senior notes and credit facility that were used to pay a portion of the purchase price for Capital Title. See “Liquidity and Capital Resources” for further details. We anticipate that interest expense will continue to exceed prior period levels throughout 2007.

Premium Taxes

Insurance companies are generally not subject to state income or franchise taxes. However, they are subject to a “premium tax” on certain operating revenue, depending on the state. The tax rates and amounts that are subject to tax vary from state to state. Premium taxes as a percentage of total title insurance revenue were approximately 1.2% and 1.3% in the first quarters of 2007 and 2006, respectively.

General, Administrative and Other

The following table provides a summary of our general, administrative and other costs for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007		2006
	(Dollars in millions)
Title Operations	$122.0	65.1%	$115.8	68.8%

Lender Services	38.7	20.6	27.9	16.6

Financial Services	0.3	0.2	0.2	0.1

Corporate and Other	26.5	14.1	24.3	14.5

Total	$187.5	100.0%	$168.2	100.0%

Title Operations - Title Operations general and administrative expenses increased by $6.2 million, or 5.4%, in first quarter 2007 from first quarter 2006. The increase in general and administrative expenses was primarily due to increased expenses to support increased market share as a result of the merger with Capital Title and was partially offset by declines across most regions due to cost reductions to match declines in residential business volume.

Lender Services - Lender Services general and administrative expenses increased by $10.8 million, or 38.7%, in first quarter 2007 from first quarter 2006. The increase in general and administrative expenses was primarily due to the merger with Capital Title and other acquisitions and increased expenses to support growth in the default management services line of the loan servicing business.

Corporate and Other - Corporate and Other general and administrative expenses increased by $2.2 million, or 9.1%, in first quarter 2007 from first quarter 2006. The increase in general and administrative expenses in first quarter 2007 from first quarter 2006 was primarily to support increased non-title commercial business.

Income Taxes

Our effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 36.1% for first quarter 2007 and 25.9% for first quarter

2006. The difference in the effective tax rate was due primarily to the mix of state taxes related to our non-insurance subsidiaries.

Net Income

Our reported net income was $4.7 million or $0.26 per common share on a diluted basis for first quarter 2007, compared to net income of $13.7 million or $0.78 per common share on a diluted basis for first quarter 2006. Net income for first quarter 2007 reflected an impairment charge for a customer relationship intangible asset in the Lender Services segment of $20.8 million, or $12.5 million net of taxes. Net income for first quarter 2006 included the write down of the corporate offices to fair value less cost to sell of $9.7 million, or $6.3 million net of taxes. For further details, see Note 9, “Impairment of Intangible and Other Long-Lived Assets” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Liquidity and Capital Resources

Cash provided by operating activities was $119.2 million for first quarter 2007 compared to cash used in operating activities of $(43.8) million for first quarter 2006. The increase in cash provided by operating activities was due to the timing of income tax payments and payments for accounts payable and accrued expenses. Cash used in investing activities was $(72.7) million for first quarter 2007 compared to cash provided by investing activities of $36.7 million for first quarter 2006. Cash provided by financing activities was $1.2 million for first quarter 2007 compared to cash used in financing activities of $(17.1) million for first quarter 2006. The principal non-operating uses of cash for the first three months of 2007 and 2006 were repayment of debt, additions to the investment portfolio, common stock repurchases and increases in loans receivable. In addition, we invested a temporary commercial customer deposit in federal funds sold investments of $269.5 million. At March 31, 2007, we held cash of $130.2 million and investments of $1,903.0 million.

Our primary uses of funds at our holding company level included pay down of the credit arrangement that was used to fund, in part, the merger with Capital Title, share repurchases, funding the working capital needs of our subsidiaries, and payment of dividends on our common stock. At March 31, 2007, there was approximately $111.8 million of cash, short-term investments and marketable securities at the holding company level available for general corporate purposes, payment of dividends, and share repurchases. The holding company’s principal source of funds is dividends from title insurance subsidiaries.

In June 2006, we completed the process of redomesticating our three principal title insurance subsidiaries, Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation and Transnation Title Insurance Company from the States of Pennsylvania, Virginia and Arizona, respectively, to the State of Nebraska. The redomestication of these title insurance subsidiaries is expected to result in streamlined regulatory, tax and statutory accounting functions derived from having these subsidiaries subject to the same laws and regulations. Under Nebraska insurance laws and regulations, approximately $167.0 million of the net assets of our consolidated insurance subsidiaries are available during the remainder of 2007 for ordinary dividends, loans or advances to us. The redomestication of these subsidiaries is expected to increase the cumulative amount of surplus that is available to pay dividends to the holding company by the aggregate amount that these subsidiaries’ total statutory reserves exceed GAAP claims reserves, subject to certain annual limitations and any approval that may be required by the Nebraska Department of Insurance. During first quarter 2007, we received approximately $70.0 million in dividends from our three principal title insurance subsidiaries.

During first quarter 2007, we began actively trading $142.6 million of our fixed-maturity securities previously classified as available-for-sale securities. For further details, see Note 4, “Investments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

On September 8, 2006, we completed the merger with Capital Title which consists of a title insurance underwriter, several title and escrow agency operations, a property appraisal company, a settlement services provider and other related companies. Capital Title services customers primarily in Arizona, California and Nevada in addition to providing lender services on a national basis. We believe that our merger with Capital Title has strengthened our presence in key western states and added scale to our Lender Services platform. We acquired 100 percent of Capital Title’s common stock for approximately $252.6 million, which consisted of $202.9 million of cash, including direct transaction costs of $3.6 million, and $49.7 million of our common stock, which represented 775,576 shares. Capital Title has been integrated into the Title Operations and Lender Services segments as of the merger date. As of March 31, 2007, we have achieved annualized pretax cost savings of approximately $8 million. We expect that within one year after the close of the merger, synergies will produce annualized pretax cost savings of approximately $16 million. For further details, see Note 3, “Mergers and Acquisitions” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

We issued $50.0 million of Senior Notes, Series D to the Series D Note purchasers on August 31, 2006 and issued $100.0 million of Senior Notes, Series E to the Series E Note purchasers on September 7, 2006. In addition, the Note Purchase Agreement contained provisions for an uncommitted shelf facility by which we may issue, on or prior to July 28, 2009, up to $75.0 million of our Shelf Notes to Prudential Investment Management, Inc., upon mutually acceptable terms and conditions as may be agreed upon at the time of issuance. As of March 31, 2007, there were no borrowings outstanding under these Shelf Notes.

We used the proceeds from the sale of the Series D Notes to pay our 7.16% Senior Notes, Series A that matured on August 31, 2006. The proceeds from the sale of the Series E Notes were used to pay a portion of the purchase price for Capital Title. For further details, see Note 3, “Mergers and Acquisitions” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

On July 28, 2006, we entered into a credit agreement with SunTrust Bank, as administrative agent, issuing bank and swingline lender, and the other lenders party thereto. The credit agreement established a, $200 million, five-year revolving credit arrangement that replaced our previous five-year revolving credit arrangement entered into as of November 6, 2003. As of March 31, 2007, there were no borrowings outstanding under the credit agreement which was used to pay a portion of the purchase price for Capital Title. We used short-term investments and dividends from our principal title insurance subsidiaries to pay off borrowings under the credit agreement.

In October 2005, the Board of Directors approved a share repurchase program expiring in July 2007 (the “2005 Program”) that authorized us to repurchase 1.25 million shares of our common stock. Under the 2005 Program, we repurchased 186,000 shares during the first three months of 2006 for $12.1 million, at an average cost of $64.89 per share, and 569,000 shares during the first three months of 2007 for $39.9 million, at an average cost of $70.18 per share. As of March 31, 2007, there were no authorized shares remaining under the 2005 Program. For further details, see Note 8, “Shareholders’ Equity” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

In February 2007, the Board of Directors approved a share repurchase program expiring in October 2008 (the “2007 Program”) that authorized us to repurchase 1.5 million shares of our common stock. As of March 31, 2007, no shares had been repurchased under the 2007 Program. We began executing under this program in April 2007. For further details, see Note 8, “Shareholders’ Equity” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Effective April 1, 2007, our 3.25 percent convertible senior debentures due 2034 became convertible to common stock during the second quarter of 2007 through and including June 30, 2007. For further details, see Note 8, “Shareholders’ Equity” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Our industrial bank maintains an allowance for loan losses related to our loans receivable. During first quarter 2007, we did not experience a significant change in the underlying components of the allowance for loan losses or the balance in total. There have been no significant changes in the underlying rationale for our provision for loan losses or significant changes in asset quality.

We believe our revolving credit facilities and anticipated cash flows from operations will provide us with sufficient liquidity to meet our operating requirements for the foreseeable future. For further information about our borrowings, see our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Litigation Not in the Ordinary Course of Business

On June 22, 2004, Gateway Title Company, Inc. (“Gateway”), Commonwealth Land Title Company, Inc. and LandAmerica Financial Group, Inc. (collectively, “Plaintiffs”) filed a Complaint, subsequently amended by a First Amended Complaint filed June 25, 2004, in the Superior Court of California, County of Los Angeles, Central District (the “Court”), against the Mercury Company and its affiliates Financial Title, Alliance Title, Investors Title and various individuals including Joseph DiChiacchio, a former manager of LandAmerica (Case No. BC 317441) (collectively, “Defendants”). The lawsuit claims substantial monetary and punitive damages for unfair competitive business practices in conjunction with Plaintiffs’ loss of over 300 employees in California, most of which appears to have occurred within an approximately twenty-four month period. On August 12, 2004, the Court granted a Temporary Restraining Order, followed by a Preliminary Injunction granted September 27, 2004, against Defendants based upon a showing of significant likelihood of Plaintiffs prevailing on the merits combined with irreparable harm to Plaintiffs if injunctive relief did not issue. The injunctive relief generally prohibited the solicitation of Plaintiffs’ employees. The preliminary injunctive relief has now expired. On December 13, 2004, Alliance Title Company, Inc., Financial Title Company, Inc., Roberto Olivera and Ray Arias filed a Cross-Complaint for unfair competitive business practices. On December 13, 2004, Mr. DiChiacchio also filed a Cross-Complaint alleging similar claims, including back wages and additional bonus payments. Plaintiffs are disputing and intend to vigorously defend the Cross-Complaints. A mandatory settlement conference was held on August 1, 2005 and voluntary mediation on September 7, 2005. After completion of discovery, a jury trial began in early May 2006 and resulted in a verdict for Gateway of approximately $8.3 million. Judgment has not been entered pending resolution of the Cross-Complaints and could be appealed. As a result of voluntary mediation beginning on April 4, 2007, the parties agreed to a framework for resolving all claims, including but not limited to cross claims, post trial motions and appeals, in this case and the First California Title Company case described below, but no final settlement has been achieved (the “Resolution”). Trial on the Cross-Complaints has been continued to May 15, 2007 to allow for negotiations regarding the terms of a definitive settlement agreement to continue.

On January 14, 2005, First California Title Company, New Century Title Company (“New Century”) and United Title Company (collectively, “Plaintiffs”) filed a Complaint in the Superior Court of the State of California, County of Los Angeles, against Financial Title Company, Mercury Companies, Inc. (“Mercury”), Stacy Neves, Stephanie Howard, George Willard and Tony Becker (Case No. BC 327332) (collectively, “Defendants”). On September 8, 2006, we completed the merger with Plaintiffs. The lawsuit claims substantial monetary and punitive damages for unfair competitive business practices in conjunction with Plaintiffs’ loss of approximately 80 employees in California to Defendants over an approximately eight month period. The complaint was later amended to include Alliance Title Company and Christine De’Martini as named Defendants. A jury trial began on October 17, 2006. On December 28, 2006, the jury returned its verdict for Plaintiffs in the approximate amount of $2 million. The punitive damages phase of the bifurcated trial was held on January 2, 2007 and resulted in a punitive damages award for Plaintiffs in the approximate amount of $14.6 million. Judgment was entered on March 8, 2007. Defendants filed several post-trial motions including motions for a new trial on the issue of punitive damages. On March 22, 2007, the trial court granted Mercury’s motion for new trial on the issue of punitive damages. Having found that the punitive damages awarded by the jury in favor of plaintiff New Century violated due process, the trial court reduced the amount of the punitive damages awarded against Mercury from $11.6 million to $2.9 million. On April 18, 2007, the trial court issued a Minute Order modifying the previous judgment entered in favor of New Century to reflect this reduction of punitive damages. The trial court denied similar motions for new trial brought by other Defendants. Accordingly, the total amount of punitive damages awarded against Defendants, after the March 22, 2007 order, is $5.9 million.  The parties have until May 18, 2007 to file an appeal of the trial court’s orders granting or denying Defendants’ post-trial motions, including the motions for new trial. As a result of participation in voluntary mediation beginning on April 4, 2007, the claims in this case were included in the Resolution described above.

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

The Government Accountability Office released its final report on the title insurance industry on April 17, 2007 (the “Report”). The Report makes recommendations regarding federal and state oversight of the title insurance industry, including but not limited to, better consumer information, consideration of the need for modification to the Real Estate Settlement Procedures Act and increased cooperation among regulators.

Various states are studying the title insurance product, market, pricing, business practices, and potential regulatory and legislative changes. Multiple states, including California, Florida, Nevada, New Mexico, New York, Texas, and Washington, are examining pricing levels and/or title insurance regulations. If it is determined that prices are not justified, rate changes may be implemented, including potential reductions. Some of the pricing examinations, like those conducted in Texas and New Mexico, are conducted annually or biannually and usually result in adjustments to the prices we can charge. Subsequent to a hearing of the Texas title rate case in August 2006, the Texas Commissioner of Insurance ordered a rate reduction of 3.2 percent effective February 1, 2007. The California Department of Insurance (“CA DOI”) submitted to the Office of Administrative Law (“OAL”) proposed regulations governing the rating of title insurance and related services that could impose future rate reductions and filing of mandated statistical plans that impose substantially higher costs on title insurance operations in California. On February 21, 2007, the OAL disapproved the regulatory action for failure to comply with certain standards and requirements and on February 28, 2007 issued a written decision detailing the reasons for disapproval. LandAmerica and other title companies doing business in the California market continue to engage in discussions with the CA DOI regarding alternative approaches to the proposed regulations, but the CA DOI may determine to correct the technical defects identified by OAL along with any other changes and resubmit the regulations to OAL.

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

In June 2005, we established reserves of $19.0 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes settlements with the California, Arizona, Nevada, Virginia, Colorado, and North Carolina departments of insurance. Based on these settlements and the status of inquiries, we released $6.7 million of this reserve back into earnings in fiscal year 2005 and $0.8 million in fiscal year 2006. The remaining reserve at March 31, 2007 was approximately $4.9 million.

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

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to our financial condition, results of operations and future business plans, operations, opportunities and prospects. In addition, we and our representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in our reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate” and similar expressions or words of similar import. These forward-looking statements are based upon our current knowledge and assumptions about future events and involve risks and uncertainties that could cause our actual results, prospects, performance or achievements to be materially different from any anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include: (i) our results of operations and financial condition are susceptible to changes in mortgage interest rates and general economic conditions; (ii) changes to the participants in the secondary mortgage market could affect the demand for title insurance products; (iii) we are subject to government regulation; (iv) heightened regulatory scrutiny of us and the title insurance industry, including any future resulting reductions in the pricing of title insurance products and services, could materially and adversely affect our business, operating results, and financial condition; (v) we may not be able to fuel our growth through acquisitions; (vi) our inability to integrate and manage successfully its acquired businesses could adversely affect our business, operating results, and financial condition; (vii) regulatory non-compliance, fraud or defalcations by our title insurance agents or employees could adversely affect our business, operating results, and financial condition; (viii) competition in the our industry affects its revenue; (ix) significant industry changes and new product and service introductions require timely and cost-effective responses; (x) our litigation risks include substantial claims by large classes of claimants; (xi) key accounting and essential product delivery systems are concentrated in a few locations; (xii) provisions of our articles of incorporation and bylaws, shareholder rights plan and applicable state corporation and insurance laws could limit another party’s ability to acquire us and could deprive shareholders of the opportunity to obtain a takeover premium for shares of common stock owned by them; (xiii) our future success depends on our ability to continue to attract and retain qualified employees; (xiv) our conduct of business in foreign markets creates financial and operational risks and uncertainties that may materially and adversely affect our business, operating results, and financial condition; and (xv) our claims experience may require us to increase our provision for title losses or to record additional reserves, either of which may adversely affect our earnings. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2006, and other reports from time to time filed with or furnished to the Securities and Exchange Commission. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. We undertake no obligation to update any forward-looking statements made in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk relates to interest rate risk and equity price risk. Interest rate risk is generally related to certain investment securities, loans receivable, debt and certain deposits. We are also subject to equity price risk through various portfolios of equity securities. We have operations in certain foreign countries, but these operations, in the aggregate, are not material to our financial condition or results of operations.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. Values in the table present principal cash flows and related weighted-average interest rates by expected maturity dates. Actual cash flows could differ from the expected amounts.

Principal Amount by Expected Maturity
Average Interest Rate
(Dollars in millions)
	2007	2008	2009	2010	2011	2012 and after	Total	Fair Value

Assets:
Taxable available-for-sale securities:
Book value	$37.4	38.8	41.0	39.9	64.0	392.2	$613.3	$614.7
Average yield	5.4%	4.6%	5.1%	5.0%	5.4%	5.4%	5.3%

Non-taxable available-for-sale securities:
Book value	$3.4	21.0	21.8	24.5	34.1	349.7	$454.5	$461.9
Average yield	4.2%	4.4%	3.9%	4.0%	4.2%	4.2%	4.2%

Taxable trading securities:
Book value	$0.8	1.5	2.6	2.9	6.8	83.4	$98.0	$98.0
Average yield	3.9%	5.1%	6.0%	5.2%	4.7%	5.2%	5.2%

Non-taxable trading securities:
Book value	$0.3	3.0	2.9	0.5	4.7	44.6	$56.0	$56.0
Average yield	3.6%	4.1%	4.2%	3.6%	4.0%	4.2%	4.2%

Preferred stock available-for-sale:
Book value	$-	-	-	-	-	9.1	$9.1	$9.2
Average yield	-	-	-	-	-	2.7%	2.7%

Loans receivable, excluding reserves, discounts and other costs:
Book value	$0.3	1.0	3.0	0.7	10.7	545.4	$561.1	$559.7
Average yield	9.3%	8.6%	7.6%	8.3%	7.3%	7.0%	7.0%

Liabilities:
Interest bearing passbook liabilities:
Book value	$368.5	-	-	-	-	-	$368.5	$368.5
Average yield	4.5%	-	-	-	-	-	4.5%

Interest bearing certificate of deposit liabilities:
Book value	$97.1	58.1	33.9	20.2	5.0	1.1	$215.4	$240.2
Average yield	5.0%	5.0%	4.5%	4.7%	5.2%	5.0%	4.9%

Changes in maturities and yields from December 31, 2006 to March 31, 2007 primarily relate to timing of purchases and sales of securities and the effect that the securities sold or purchased have on the average portfolio yield, timing of payments received from, and the extension of loans to, customers in the commercial real estate market and timing of amounts held for customers.

We also have non-interest bearing passbook deposit liabilities related to escrow balances of $192.0 million. In addition, during first quarter 2007, we transferred $142.6 million of our fixed-maturity securities from available-for-sale securities to trading securities. This transfer introduced incremental interest rate risk into our business. We do not expect the incremental interest rate risk to have a material affect on our financial statements. For further details, see Note 4, “Investments: of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

There have been no material changes in other market risks that affect us since the filing of our Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

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

Our management, under the direction of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. Based upon this evaluation our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Controls

During the quarter ended March 31, 2007, we implemented a new investment accounting system to record and report transactions related to our fixed maturity and equity securities. Other than the item described above, there were no other changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in Note 7 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements filed as Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The following table sets forth the details of purchases of common stock under our share purchase plans and our Executive Voluntary Deferral Plan and Outside Directors Deferral Plan that occurred in the first quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 through January 31, 2007	60,759	$61.94	60,000	1,093,735
February 1 through February 28, 2007	114,930	$67.14	114,000	978,805
March 1 through March 31, 2007	410,216	$72.27	395,000	568,589

(1)
A total of 16,905 shares of our common stock were purchased in connection with two employee benefit plans during the first quarter 2007. These repurchases were made in open-market transactions on behalf of a trust maintained by us for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan.

(2)
In October 2005, we announced a share repurchase plan providing for the purchase of up to 1,250,000 shares of our common stock expiring at the end of July 2007. As of March 31, 2007, we had purchased a total of 1,250,000 shares authorized under this purchase plan.

(3)
In February 2007, we announced an additional share repurchase plan providing for the purchase of up to 1,500,000 shares of our common stock expiring at the end of October 2008. As of March 31, 2007, no shares had been repurchased under this purchase plan.

ITEM 6.	EXHIBITS

No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDAMERICA FINANCIAL GROUP, INC.
(Registrant)

Date: May 1, 2007	/s/ Christine R. Vlahcevic
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