Form 10-Q
period 2007-06-30
LANDAMERICA FINANCIAL GROUP INC
filed 2007-08-02
CIK 877355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	16,769,870 shares	July 27, 2007

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

        PART I.  FINANCIAL INFORMATION

                  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

INVESTMENTS:
Fixed maturities available-for-sale - at fair value (amortized cost: 2007 - $1,090.4; 2006 - $1,267.2)	$1,082.9	$1,275.8
Equity securities available-for-sale - at fair value (cost: 2007 - $116.1; 2006 - $111.3)	123.9	129.8
Fixed maturities trading - at fair value	138.5	-
Federal funds sold	7.4	50.4
Short-term investments	230.9	403.0

Total Investments	1,583.6	1,859.0

CASH	86.4	82.5

LOANS RECEIVABLE	585.0	535.8

ACCRUED INTEREST RECEIVABLE	16.8	20.2

NOTES AND ACCOUNTS RECEIVABLE:
Notes (less allowance for doubtful accounts: 2007 - $1.2; 2006 - $1.5)	23.4	19.3
Trade accounts receivable (less allowance for doubtful accounts: 2007 - $10.6; 2006 - $10.2)	146.7	139.2

Total Notes and Accounts Receivable	170.1	158.5

INCOME TAXES RECEIVABLE	4.4	60.4

PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation and amortization: 2007 - $246.0; 2006 - $224.5)	153.3	164.2

TITLE PLANTS	106.9	105.0

GOODWILL	795.6	783.4

INTANGIBLE ASSETS (less accumulated amortization: 2007 - $89.5; 2006 - $78.2)	101.3	135.2

DEFERRED INCOME TAXES	105.9	84.1

OTHER ASSETS	243.3	186.5

Total Assets	$3,952.6	$4,174.8

 See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES

POLICY AND CONTRACT CLAIMS	$832.4	$789.1

DEPOSITS	524.2	618.2

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	360.0	400.0

NOTES PAYABLE	573.2	685.3

DEFERRED SERVICE ARRANGEMENTS	207.6	218.6

OTHER	138.3	67.8

Total Liabilities	2,635.7	2,779.0

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2007 – 16,772,895; 2006 - 17,604,632	394.9	465.3

Accumulated other comprehensive loss	(45.7)	(32.2)

Retained earnings	967.7	962.7

Total Shareholders’ Equity	1,316.9	1,395.8

Total Liabilities and Shareholders’ Equity	$3,952.6	$4,174.8

        See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(In millions, except per common share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE
Operating revenue	$971.5	$971.1	$1,882.8	$1,873.4
Investment and other income	32.1	32.5	62.4	62.2
Net realized investment gains (losses)	1.4	(1.5)	8.4	(0.6)
	1,005.0	1,002.1	1,953.6	1,935.0
EXPENSES
Agents’ commissions	364.6	404.2	705.0	787.3
Salaries and employee benefits	316.0	288.8	623.8	565.5
General, administrative and other	199.9	173.3	387.4	341.5
Provision for policy and contract claims	85.2	50.9	141.2	101.3
Premium taxes	11.1	11.9	21.2	22.3
Interest expense	11.2	9.3	23.9	18.9
Amortization of intangibles	5.3	6.3	11.3	12.6
Impairment of intangible and long-lived assets	-	-	20.8	9.7
	993.3	944.7	1,934.6	1,859.1
INCOME BEFORE INCOME TAXES	11.7	57.4	19.0	75.9

INCOME TAX EXPENSE	3.8	21.8	6.4	26.6

NET INCOME	$7.9	$35.6	$12.6	$49.3

NET INCOME PER COMMON SHARE	$0.48	$2.13	$0.74	$2.92

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16.7	16.7	17.0	16.9

NET INCOME PER COMMON SHARE ASSUMING DILUTION	$0.42	$2.06	$0.68	$2.82

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ASSUMING DILUTION	19.0	17.3	18.6	17.5

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.18	$0.44	$0.36

                    See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(In millions)
(Unaudited)
	2007	2006
Cash flows from operating activities:
Net income	$12.6	$49.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	35.8	27.7
Amortization of bond premium	3.0	2.5
Impairment of intangible and long-lived assets	20.8	9.7
Net realized investment (gains) losses	(8.4)	0.6
Net change in fixed maturities trading	2.7	-
Deferred income tax (benefit) expense	(17.0)	2.4
Change in assets and liabilities, net of businesses acquired:
Accounts and notes receivable	(6.1)	(9.6)
Income taxes receivable/payable	55.4	(40.1)
Accounts payable and accrued expenses	(38.2)	(35.5)
Pending trades of fixed maturities trading, net	16.0	-
Policy and contract claims	43.3	16.4
Deferred service arrangements	(11.0)	3.8
Other	3.8	2.2
Net cash provided by operating activities	112.7	29.4
Cash flows from investing activities:
Purchases of title plant, property and equipment, net	(12.7)	(28.5)
Purchases of businesses, net of cash acquired	(5.9)	(8.7)
Investments in unconsolidated affiliates	(0.1)	(0.8)
Change in cash surrender value of life insurance	(1.8)	(1.7)
Change in short-term investments	177.0	69.2
Cost of investments acquired:
Fixed maturities available-for-sale	(181.7)	(230.3)
Equity securities available-for-sale	(47.3)	(14.1)
Proceeds from investment sales or maturities:
Fixed maturities available-for-sale	212.7	187.3
Equity securities available-for-sale	53.9	12.4
Net change in federal funds sold	43.0	(6.3)
Change in loans receivable	(54.7)	(14.3)
Net cash provided by (used in) investing activities	182.4	(35.8)
Cash flows from financing activities:
Net change in deposits	(94.0)	41.4
Proceeds from the exercise of stock options	2.8	1.4
Tax benefit of stock options exercised	1.8	0.6
Common shares repurchased	(81.9)	(24.6)
Dividends paid	(7.6)	(6.2)
Proceeds from issuance of notes payable	10.2	11.9
Payments on notes payable	(122.5)	(26.3)
Net cash used in financing activities	(291.2)	(1.8)
Net increase (decrease) in cash	3.9	(8.2)
Cash at beginning of period	82.5	89.1
Cash at end of period	$86.4	$80.9
Non-cash investing activities:
Transfer of fixed maturities from available-for-sale to trading	$142.6	$-

        See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amounts	Income (Loss)	Earnings	Equity

BALANCE – December 31, 2005	17.3	$443.1	$(42.3)	$877.7	$1,278.5

Comprehensive income:
Net income	-	-	-	49.3	49.3
Other comprehensive loss:
Net unrealized loss on securities – net of tax benefit of $7.9	-	-	(14.7)	-	(14.7)

					34.6

Common stock retired	(0.4)	(24.6)	-	-	(24.6)
Stock options and incentive plans	0.2	7.1	-	-	7.1
Common dividends ($0.36/share)	-	-	-	(6.2)	(6.2)

BALANCE – June 30, 2006	17.1	$425.6	$(57.0)	$920.8	$1,289.4

BALANCE – December 31, 2006	17.6	$465.3	$(32.2)	$962.7	$1,395.8

Comprehensive loss:
Net income	-	-	-	12.6	12.6
Other comprehensive (loss) income:
Net unrealized loss on securities – net of tax benefit of $9.4	-	-	(17.2)	-	(17.2)
Amortization of minimum pension liability – net of tax expense of $2.2	-	-	3.7	-	3.7

					(0.9)

Common stock retired	(1.0)	(81.9)	-	-	(81.9)
Stock options and incentive plans	0.2	11.5	-	-	11.5
Common dividends ($0.44/share)	-	-	-	(7.6)	(7.6)

BALANCE – June 30, 2007	16.8	$394.9	$(45.7)	$967.7	$1,316.9

        See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K of LandAmerica Financial Group, Inc. for the year ended December 31, 2006.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of this information have been reflected.  Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of results for a full year.

When used in these notes, the terms “LandAmerica,” “we,” “us” or “our” means LandAmerica Financial Group, Inc. and all entities included in our Consolidated Financial Statements.

Recent Accounting Pronouncements

In March 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF No. 06-10”).  EITF No. 06-10 requires an employer to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement of Financial Accounting Standards (“SFAS”) No. 106 or Accounting Principles Board (“APB”) Opinion No. 12 if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit.  EITF No. 06-10 also requires an employer to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement.  EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007 with early adoption permitted.  We have determined that the adoption of EITF No. 06-10 will not have a material effect on our financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -  Including an amendment of FASB Statement No. 115 (“SFAS No. 159”).  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with early adoption permitted.  We are evaluating the effect that the adoption of SFAS No. 159 will have on our financial statements.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”).  This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income.  Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position.  The new reporting requirement and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 and have been adopted.  See Note 7, “Pensions and Other Post-Retirement Benefits.”  The new measurement date requirement applies for fiscal years ending after December 15, 2008.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged.  We are evaluating the effect that the adoption of SFAS No. 157 will have on our financial statements.

2.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions, except per common share amounts)
Numerator:
Net income – numerator for basic and diluted earnings per common share	$7.9	$35.6	$12.6	$49.3

Denominator:
Weighted average shares – denominator for basic earnings per common share	16.7	16.7	17.0	16.9

Effect of dilutive securities:
Convertible debt	2.1	0.5	1.5	0.5
Employee stock options and restricted stock	0.2	0.1	0.1	0.1

Denominator for diluted earnings per common share	19.0	17.3	18.6	17.5

Basic earnings per common share	$0.48	$2.13	$0.74	$2.92

Diluted earnings per common share	$0.42	$2.06	$0.68	$2.82

In connection with the issuance of the 3.25 percent Convertible Senior Debt due 2034 (“2004 debentures”), we entered into a call option designed to mitigate the potential dilution from the conversion of the 2004 debentures.  Under the ten-year term of the call option, we may require a counterparty to deliver approximately 2.3 million shares of our common stock to us at a price which approximates the conversion price of the 2004 debentures.  At June 30, 2007, 942,800 shares under the call option were not included in the calculation of diluted earnings per common share because the effect would be anti-dilutive.

3.	MERGERS AND ACQUISITIONS

We completed no material acquisitions in the first six months of 2007.

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

Selected unaudited pro forma results of operations, assuming the merger had occurred as of January 1, 2006, are set forth below:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

	(In millions, except per common share amounts)

Total revenue	$1,087.0	$2,099.1
Net income	36.1	45.8
Net income per common share	2.06	2.59
Net income per common share assuming dilution	2.00	2.52

The above pro forma results include consultant fees of $3.3 million related to the merger, and do not include any synergies we expect to realize.  The pro forma results are presented for information purposes only and may not be indicative of the operating results that would have occurred had this merger been consummated as of the beginning of 2006.

4.            INVESTMENTS

We classify our fixed-maturity and equity investments as trading or available-for-sale.  Trading investments are bought and held principally for the purpose of selling them in the near term.  All fixed-maturity and equity investments not classified as trading are classified as available-for-sale.  During first quarter 2007, we transferred $142.6 million of our fixed-maturity securities from available-for-sale securities to trading securities.  Additionally $2.3 million of unrealized gains on these available-for-sale securities which were previously included in accumulated other comprehensive income (loss) were reclassified and recorded in the consolidated statement of operations caption “Net realized investment gains.”  We did not transfer any of our securities between investment categories during second quarter 2007.  Trading and available-for-sale investments are recorded at fair market value.  Unrealized holding gains and losses on trading investments are included in earnings.  Unrealized holding gains and losses on available-for-sale investments are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss), net of income taxes, until realized.  Realized gains and losses from the sale of available-for-sale and trading investments are determined on a specific-identification basis.  Dividend and interest income are recognized when earned.

On January 1, 2007, we adopted the provisions of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”).  SFAS No. 155 permits remeasurement for certain financial instruments, clarifies which financial instruments are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate certain interests in securitized financial assets, and makes certain amendments to Statement No. 140 regarding a qualifying special-purpose entity’s ability to hold certain types of financial instruments.  Our adoption of the provisions of SFAS No. 155 did not have a material effect on our financial statements for second quarter 2007 or for the first half of 2007.

5.           INCOME TAXES

Our effective income tax rate was 33.5 percent for the first half of 2007 and 35.0 percent for the first half of 2006.  The difference in the effective tax rate was due primarily to favorable permanent differences and changes in the mix of state tax rates relative to state taxable income or loss related to our non-insurance subsidiaries.

As a result of an audit of the 2003 to 2004 tax years, the Internal Revenue Service (“IRS”) has proposed certain adjustments relating to our tax treatment of agency revenue.  Currently, revenue from title policies issued through independent agents is recognized when the policies are reported by the agent for book and tax purposes.  The IRS believes that we are required to estimate the income and commissions associated with the sale of policies by agents during the tax year.  The increased tax liability, which would result in an increase in deferred tax assets, is approximately $35 million.  However, we are disputing the proposed adjustment as we continue to believe that our tax treatment of these transactions is correct and we believe that we will prevail in any dispute with the IRS related to this matter.  Accordingly, no interest or penalties have been accrued for this proposed IRS adjustment as of June 30, 2007.  We expect to defend the matter vigorously through the IRS appeal process and, if necessary, through litigation. We do not expect the ultimate resolution of this matter will have a material adverse effect on our financial condition or results of operations.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) and FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  At January 1, 2007, the balance of the unrecognized tax benefits was $4.0 million.  If recognized, this amount would affect our effective tax rate.  We have elected to treat any interest and penalties as tax expense in accordance with the provisions of FIN 48.

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

6.           POLICY AND CONTRACT CLAIMS

We review our claims experience quarterly, and in conjunction with our outside actuaries, evaluate the adequacy of our claims reserve.  We consider factors such as historical timing of reported claims and claims payment over the period in which policies are effective against actual experience by year of policy issue to determine the amount of claims liability required for each year for which policies are outstanding.  We also consider the impact of current trends in marketplace activity, including refinance activity (which may shorten the time period a policy is outstanding), bankruptcies and individual large claims attributable to any particular period in determining the expected liability associated with each year.

Based on our quarterly review of the underlying claims data and trends therein, we have provided for claims losses using approximately 9.3 percent and 5.3 percent of operating revenue from the Title Operations segment for the second quarters of 2007 and 2006, respectively, and approximately 7.9 percent and 5.4 percent of operating revenue from the Title Operations segment for the first half of 2007 and 2006, respectively.  The increase in the claims provision ratio was primarily due to an increase in the frequency and severity of claims reported for policy years 2004 through 2006 which resulted in upward development for those policy years.  The claims provision increased by $33.6 million, or $21.8 million after taxes, in second quarter 2007 compared to second quarter 2006.  Since we are subject to liability on claims for an extended period of time, slight changes in current claims experience can have a significant effect on the amount of liability required for potential Incurred But Not Reported (“IBNR”) claims.  We believe that we have reserved appropriately for all reported and IBNR claims at June 30, 2007 based on the results of the actuarial evaluation and evaluation of any known trend.

7.           PENSIONS AND OTHER POST-RETIREMENT BENEFITS

The following presents the estimated net pension expense recorded in the financial statements for the three and six months ending June 30, 2007 and 2006.  The 2007 information is based on preliminary data provided by our consulting actuaries.

The amounts are as follows:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006

	(In millions)
Components of net pension expense:
Service cost	$-	$-	$0.3	$0.2
Interest cost	3.7	3.6	0.7	0.9
Expected return on plan assets	(4.7)	(4.5)	-	-
Amortization of unrecognized transition obligation	-	-	-	0.3
Recognized prior service cost	-	-	-	0.1
Recognized loss	1.4	1.8	-	0.2
Loss due to settlement or curtailment	3.0	1.0	-	-
Net pension expense	$3.4	$1.9	$1.0	$1.7

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006

	(In millions)
Components of net pension expense:
Service cost	$-	$-	$0.6	$0.5
Interest cost	7.3	7.2	1.4	1.8
Expected return on plan assets	(9.4)	(9.0)	-	-
Amortization of unrecognized transition obligation	-	-	-	0.6
Recognized prior service cost	-	-	-	0.2
Recognized loss	2.9	3.6	-	0.3
Loss due to settlement or curtailment	3.0	2.0	-	-
Net pension expense	$3.8	$3.8	$2.0	$3.4

On December 31, 2004, we froze the accumulation of benefits available under our principal pension plan.

8.	COMMITMENTS AND CONTINGENCIES

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

Litigation Not in the Ordinary Course of Business

On June 22, 2004, Gateway Title Company, Inc. (“Gateway”), Commonwealth Land Title Company, Inc. and LandAmerica Financial Group, Inc. (collectively, “Gateway Plaintiffs”) filed a Complaint, subsequently amended by a First Amended Complaint filed June 25, 2004, in the Superior Court of California, County of Los Angeles, Central District (the “Court”), against the Mercury Company and its affiliates Financial Title, Alliance Title, Investors Title and various individuals including Joseph DiChiacchio, a former manager of LandAmerica (Case No. BC 317441) (collectively, “Gateway Defendants”).  The lawsuit claimed substantial monetary and punitive damages for unfair competitive business practices in conjunction with Gateway Plaintiffs’ loss of over 300 employees in California, most of which appears to have occurred within an approximately twenty-four month period.  On December 13, 2004, Alliance Title Company, Inc., Financial Title Company, Inc., Roberto Olivera and Ray Arias filed a Cross-Complaint for unfair competitive business practices.  On December 13, 2004, Mr. DiChiacchio also filed a Cross-Complaint alleging similar claims, including back wages and additional bonus payments, which Gateway Plaintiffs disputed.  After completion of discovery, a jury trial began in early May 2006 and resulted in a verdict for Gateway of approximately $8.3 million.  Judgment was not entered pending resolution of the Cross-Complaints.

On January 14, 2005, First California Title Company, New Century Title Company (“New Century”) and United Title Company (collectively, “Capital Title Plaintiffs”) filed a Complaint in the Superior Court of the State of California, County of Los Angeles, against Financial Title Company, Mercury Companies, Inc. (“Mercury”), Stacy Neves, Stephanie Howard, George Willard and Tony Becker (Case  No. BC 327332) (collectively, “Capital Title Defendants”).  The lawsuit claimed substantial monetary and punitive damages for unfair competitive business practices in conjunction with Capital Title Plaintiffs’ loss of approximately 80 employees in California to Capital Title Defendants over an approximately eight month period.  The complaint was later amended to include Alliance Title Company and Christine De’Martini as named defendants.  On September 8, 2006, we completed a merger in which Capital Title Plaintiffs became affiliated companies.  A jury trial began on October 17, 2006.  On December 28, 2006, the jury returned its verdict for Capital Title Plaintiffs in the approximate amount of $2 million.  The punitive damages phase of the bifurcated trial was held on January 2, 2007 and resulted in a punitive damages award for Capital Title Plaintiffs in the approximate amount of $14.6 million.  Judgment was entered on March 8, 2007. Capital Title Defendants filed several post-trial motions including motions for a new trial on the issue of punitive damages.  On March 22, 2007, the trial court granted Mercury’s motion for new trial on the issue of punitive damages.  Having found that the punitive damages awarded by the jury in favor of plaintiff New Century violated due process, the trial court reduced the amount of the punitive damages awarded against Mercury from $11.6 million to $2.9 million.  On April 18, 2007, the trial court issued a Minute Order modifying the previous judgment entered in favor of New Century to reflect this reduction of punitive damages.  The trial court denied similar motions for new trial brought by other Capital Title Defendants.  Accordingly, the total amount of punitive damages awarded against Capital Title Defendants, after the March 22, 2007 order, is $5.9 million.

Voluntary mediation beginning on April 4, 2007 led the parties in both cases to a settlement in July 2007, providing for a payment in the amount of $12.5 million by Mercury to LandAmerica and the resolution of all claims, including but not limited to cross claims, post-trial motions and appeals, thus eliminating the necessity for later scheduled trials, including the trial on the Cross Complaints, and appeal deadlines.

On January 25, 2002, Miles R. Henderson and Patricia A. Henderson (“Plaintiffs in the Henderson Suit”) filed a putative class action suit (the “Henderson Suit”) against Lawyers Title Insurance Corporation (“Lawyers Title”) in the Court of Common Pleas for Cuyahoga County, Ohio.  Lawyers Title removed the case to the District Court for the Northern District of Ohio on March 6, 2002, and Plaintiffs in the Henderson Suit amended the complaint on March 8, 2002.  On June 28, 2002, the District Court remanded the case to the Court of Common Pleas for Cuyahoga County, Ohio.  A similar putative class action suit was filed against Commonwealth, by Rodney P. Simon and Tracy L. Simon (“Plaintiffs in the Simon Suit”) in the Court of Common Pleas for Cuyahoga County, Ohio on March 5, 2003. Plaintiffs in both suits alleged that the defendants had a practice of charging original rates for owners title insurance policies when lower, reissue rates should have been charged.  Both defendants initially responded by demanding that the actions be arbitrated, but on final appeal to the Ohio Supreme Court, the Court ruled that arbitration was not required for either suit.  On remand to the trial court, Plaintiffs in the Henderson Suit are now seeking to have the case certified as a class action on behalf of all sellers and buyers of residential property in Ohio who paid the higher original rate from 1992 to the present. The court has set a class certification hearing date of December 6-7, 2007.  Plaintiffs in the Simon Suit are seeking to have the case certified as a class action on behalf of all sellers of residential property in Ohio, who paid the original rate from 1993 to the present, as requested in the original complaint, although no hearing date on the class certification has been scheduled.  Plaintiffs in both cases have demanded an unspecified amount of compensatory damages, declaratory and injunctive relief, punitive damages, and attorneys’ fees and costs.  These cases are in the early stages, there have been no class certifications, and the defendants believe that they have meritorious defenses.  At this stage of the litigation, the amount or range of loss that could result from an unfavorable outcome cannot be reasonably estimated.

On September 20, 2004, Kenneth and Deette Higgins (“Plaintiffs in the Higgins Suit”) filed a putative class action suit (the “Higgins Suit”) against Commonwealth Land Title Insurance Company (“Commonwealth”) in the Circuit Court of Nassau County, Florida.  On February 3, 2005, Plaintiffs in the Higgins Suit filed an Amended Class Action Complaint.  Plaintiffs in the Higgins Suit allege that Commonwealth had a practice of charging refinance borrowers higher basic rates for title insurance, rather than the lower reissue rates for which they are alleged to have qualified, and of failing to disclose the potential availability of the lower rates.  Plaintiffs in the Higgins Suit seek to have the case certified as a class action on behalf of all Florida persons or entities who refinanced their mortgages or fee interests on the identical premises from July 1, 1999 to the present where there was no change in the fee ownership and who were charged a premium in excess of the reissue premium.  Plaintiffs in the Higgins Suit have demanded an unspecified amount of compensatory damages, declaratory relief, attorneys’ fees, costs and pre-judgment interest.  This case is in the early stages, there has been no class certification, and Commonwealth believes it has meritorious defenses.  At this stage of the litigation, the amount or range of loss that could result from an unfavorable outcome cannot be reasonably estimated.

On July 24, 2006, A. D. Alberton (“Plaintiff in the Alberton Suit”) filed a putative class action suit (the “Alberton Suit”) against Commonwealth which is currently pending in the United States District Court for the Eastern District of Pennsylvania.  A similar putative class action suit was filed against Lawyers by Shariee L. De Cooman (“Plaintiff in the De Cooman Suit”) in the Court of Common Pleas of Allegheny County, Pennsylvania on or about August 12, 2005.  On November 1, 2005, Plaintiff in the De Cooman Suit filed an Amended Complaint.  Plaintiff in the Alberton Suit alleges that Commonwealth charged rates for title insurance in excess of statutorily mandated rates and/or failed to disclose to consumers that they were entitled to reduced title insurance premiums and seeks to certify a class on behalf of all consumers who paid premiums for the purchase of title insurance on Pennsylvania properties from Commonwealth at any time during the year 2000 until August 2005 and qualified for a discounted refinance or reissue rate discount and did not receive such discount.  Plaintiff in the De Cooman Suit alleges that Lawyers charged the basic rate rather than a reissue or discounted rate to certain consumers and seeks to certify a class on behalf of all owners of residential real estate in Pennsylvania who, at any time during the ten years prior to August 12, 2005 paid premiums for the purchase of title insurance from Lawyers, qualified for a reissue or other discounted rate, and did not receive such rate.  The court in the Alberton Suit has set a class certification hearing date of October 16, 2007.  The trial is currently scheduled to commence on January 14, 2008. The court in the De Cooman Suit has set a class certification hearing date of October 9, 2007.  Plaintiff in the Alberton Suit has demanded an unspecified amount of compensatory damages, declaratory relief, triple damages, restitution, pre-judgment and post-judgment interest and expert fees, attorneys’ fees and costs.  Plaintiff in the De Cooman Suit has demanded an unspecified amount of compensatory damages, punitive damages, triple damages, prejudgment interest, and attorneys’ fees, litigation expenses and costs.  These cases are in the early stages, there has been no class certification, and defendants believe they have meritorious defenses.  At this stage of the litigation, the amount or range of loss that could result from an unfavorable outcome cannot be reasonably estimated.

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

Some of the pricing examinations, like those conducted in Texas and New Mexico, are conducted annually or biannually and usually result in adjustments to the prices we can charge.  Subsequent to the 2004 Texas Title Insurance Biennial Hearings in August 2006, the Texas Commissioner of Insurance ordered a rate reduction of 3.2 percent effective February 1, 2007.  The Texas Department of Insurance has noticed the 2006 Texas Title Insurance Biennial Hearings with the rulemaking phase to begin on September 5, 2007 and the ratemaking phase to begin on October 16, 2007.  Subsequent to a hearing of the New Mexico title rate case concluded on January 18, 2007, on July 20, 2007, the New Mexico Superintendent of Insurance ordered a rate reduction of 6.36 percent and a change in the agent/underwriter split from 80/20 to 84.2/15.8 effective September 1, 2007.  It is expected that a motion for rehearing will be filed by the New Mexico Land Title Association to request the Superintendent to reconsider the order.  If the Superintendent denies the motion for rehearing, the rate order can then be appealed to the New Mexico Public Regulatory Commission.  If the New Mexico Public Regulatory Commission upholds the rate order, it can then be appealed to a New Mexico district court, with further appellate review available up to the New Mexico Supreme Court.

The California Department of Insurance (“CA DOI”) submitted to the Office of Administrative Law (“OAL”) proposed regulations governing the rating of title insurance and related services that could impose future rate reductions and filing of mandated statistical plans that impose substantially higher costs on title insurance operations in California.  On February 21, 2007, OAL disapproved the regulatory action for failure to comply with certain standards and requirements and on February 28, 2007 issued a written decision detailing the reasons for disapproval. On June 28, 2007, CA DOI submitted revised regulations to OAL that would become effective January 1, 2009, and OAL approved the regulations on July 25, 2007 and sent them to the California Secretary of State.  LandAmerica and other title companies doing business in the California market continue to engage in discussions with the CA DOI regarding alternative approaches to the regulations but may pursue an appeal if such discussions are unsuccessful.

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

In June 2005, we established reserves of $19.0 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes settlements with the California, Arizona, Nevada, Virginia, Colorado, and North Carolina departments of insurance.  Based on these settlements and the status of inquiries, we released $6.7 million of this reserve back into earnings in fiscal year 2005 and $0.8 million in fiscal year 2006.  The remaining reserve at June 30, 2007 was approximately $1.9 million.

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

Other Commitments and Guarantees

We had guarantees of indebtedness of others of approximately $2.2 million at June 30, 2007 and approximately $3.4 million at December 31, 2006.

9.	SHAREHOLDERS’ EQUITY

In October 2005, the Board of Directors approved a share repurchase program expiring in July 2007 (the “2005 Program”) that authorized us to repurchase 1.25 million shares of our common stock.  Under the 2005 Program, we repurchased 375,000 shares during the first six months of 2006 for $24.6 million, at an average cost of $65.49 per share; we repurchased 243,000 shares during the second half of 2006 for $15.6 million, at an average cost of $64.06 per share.  During the first three months of 2007, we repurchased 569,000 shares for $39.9 million, at an average cost of $70.18 per share.  As of March 31, 2007, there were no authorized shares remaining under the 2005 Program.

In February 2007, the Board of Directors approved a share repurchase program expiring in October 2008 (the “2007 Program”) that authorized us to repurchase 1.5 million shares of our common stock.  Under the 2007 Program, we repurchased 474,000 shares during second quarter 2007 for $42.0 million, at an average cost of $88.54 per share.  At June 30, 2007, there were approximately 1,026,000 authorized shares remaining under the 2007 Program.

Effective April 1, 2007, our 3.25 percent convertible senior debentures due 2034 became convertible to common stock during second quarter 2007 through and including June 30, 2007.  These debentures are also convertible during third quarter 2007 through and including September 30, 2007.  The 2004 debentures are convertible into shares of our common stock at a current conversion rate of 18.6733 shares per $1,000 principal amount of the 2004 debentures, which is equivalent to a conversion price of approximately $53.55 per share of common stock.

Effective July 1, 2007, our 3.125 percent convertible senior debentures due 2033 became convertible to common stock during third quarter 2007 through and including September 30, 2007.  The 2003 debentures are convertible into shares of our common stock at a current conversion rate of 15.1573 shares per $1,000 principal amount of the 2003 debentures, which is equivalent to a conversion price of approximately $65.97 per share of common stock.

10.	IMPAIRMENT OF INTANGIBLE AND OTHER LONG-LIVED ASSETS

We became aware that one of our tax and flood processing customers, Fremont General Corporation, received a cease and desist order from the Federal Deposit Insurance Corporation relating to lending practices in its mortgage origination business.  As a result of this probable loss of business from this customer, we conducted an impairment test of LandAmerica Tax and Flood Services, Inc.’s customer relationship intangible asset in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  On April 10, 2007, we determined it was probable that LandAmerica Tax and Flood Services, Inc.’s customer relationship intangible was impaired.  Additionally, we conducted an impairment test of the Lender Services segment’s goodwill balance in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, before its annual testing date of October 1, 2007, as the probable loss of business was deemed to be an indicator of potential impairment.  In first quarter 2007, we recorded a customer relationship intangible impairment charge of $20.8 million, or $12.5 million net of taxes, which was reflected in our results of operations.  The impairment charge did not result in any future cash expenditures.  In addition, we concluded that the Lender Services segment’s goodwill balance was not impaired.

In January 2006, we announced our plan to relocate and consolidate our corporate offices and shared resources operations.  As a result, we wrote down the existing corporate offices and related assets to fair value less cost to sell.  For the six months ended June 30, 2006, the impairment charge for the write down was approximately $9.7 million, or $6.3 million net of taxes, which was reflected in our consolidated results of operations.

11.           SEGMENT INFORMATION

We are engaged in the business of providing title insurance as well as a broad array of real estate transaction-related services through our subsidiaries.  We have three reporting segments that fall within three primary business segments: Title Operations, Lender Services, and Financial Services.  The remaining immaterial businesses have been combined into a category called Corporate and Other.

Title Operations includes residential and commercial title insurance business, escrow and closing services, commercial real estate services, and other real estate transaction management services.

Lender Services provides services to national and regional mortgage lenders consisting primarily of mortgage origination (e.g. real estate transaction management services, consumer mortgage credit reporting, flood zone determinations, residential appraisal, and valuation services, etc.), loan servicing (e.g. real estate tax processing and default management), and loan subservicing.

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

We provide real estate transaction services through direct operations and agents throughout the United States and in Mexico, Canada, the Caribbean, Latin America, Europe, and Asia.  International operations account for less than 1 percent of our operating revenue.

The following tables provide selected financial information about our operations by segment for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	Operating Revenue	Personnel Cost	Depreciation	Amortization of Intangible Assets	Impairment of Intangible and Long- Lived Assets	Income Before Taxes
	(In millions)
2007
Title Operations	$863.3	$262.0	$7.0	$3.4	$-	$30.4
Lender Services	68.9	26.3	2.8	1.2	-	1.7
Financial Services	0.2	0.8	-	0.1	-	5.0
Corporate and Other	39.1	26.9	3.9	0.6	-	(25.4)
Total	$971.5	$316.0	$13.7	$5.3	$-	$11.7

2006
Title Operations	$882.0	$240.6	$5.6	$3.1	$-	$72.8
Lender Services	59.7	23.5	1.2	2.6	-	6.5
Financial Services	0.3	0.6	-	0.1	-	4.4
Corporate and Other	29.1	24.1	0.5	0.5	-	(26.3)
Total	$971.1	$288.8	$7.3	$6.3	$-	$57.4

	Six Months Ended June 30,
	Operating Revenue	Personnel Cost	Depreciation	Amortization of Intangible Assets	Impairment of Intangible and Long- Lived Assets	Income Before Taxes
	(In millions)
2007
Title Operations	$1,654.7	$516.8	$14.2	$5.4	$-	$64.5
Lender Services	151.8	54.3	4.3	3.3	20.8	(7.0)
Financial Services	0.4	1.7	-	0.1	-	10.1
Corporate and Other	75.9	51.0	6.0	2.5	-	(48.6)
Total	$1,882.8	$623.8	$24.5	$11.3	$20.8	$19.0

2006
Title Operations	$1,701.0	$468.8	$11.2	$5.5	$-	$123.4
Lender Services	117.5	48.1	2.3	5.2	-	8.8
Financial Services	0.5	1.2	-	0.1	-	8.4
Corporate and Other	54.4	47.4	1.6	1.8	9.7	(64.7)
Total	$1,873.4	$565.5	$15.1	$12.6	$9.7	$75.9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations updates and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on February 28, 2007.  A description of our business segments and certain key factors that affect these businesses are provided in Note 11 to Consolidated Financial Statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2006.  For information on risks and uncertainties related to our business that may make past performances not indicative of future results, or cause actual results to differ materially from any forward-looking statements made by us, see “Forward-Looking and Cautionary Statements.”

Overview

Revision of Prior Year Numbers

In 2007, we refined our definition and measurement of commercial revenue and have revised our 2006 commercial revenue to be comparable to the 2007 presentation.

Operations

As estimated by the Mortgage Bankers Association (“MBA”), total residential mortgage originations declined approximately $20 billion, or 2.7 percent, in second quarter 2007 from the comparable period in 2006 due to a softened buy/sell market that was offset in part by a stronger refinance market.  Residential mortgage originations as estimated by the MBA improved 0.7 percent during the first half of 2007 when compared with the first half of 2006 because the effect of a stronger refinance market during the first six months of the year outweighed the effects of the softened buy/sell market, which was a primary cause of the second quarter 2007 decline.

Operating revenues were $971.5 million and $971.1 million for the three months ended June 30, 2007 and 2006, respectively, and $1,882.8 million and $1,873.4 million for the six months ended June 30, 2007 and 2006, respectively.

Before the effect of mergers and acquisitions, our overall decrease in residential mortgage originations in second quarter 2007 resulted in the decline in operating revenues from agency and direct title operations in the Title Operations segment as well as declines in the home warranty and property inspection businesses when compared with second quarter 2006.  These declines were offset in part by growth in title and non-title commercial operations and growth in the default management services business.  The first half of 2007 showed trends similar to second quarter of 2007 and was also positively affected by the acceleration of deferred revenue in the loan servicing business in first quarter 2007.

Our provision for claims as a percentage of operating revenue has trended upward recently, primarily due to claims frequency and severity for recent policy years.  We have noted a similar upward trend in provisions for claims occurring throughout the title insurance industry.  Since we are subject to liability for claims for an extended period of time, slight increases in claims frequency and severity for more recent policy years can result in a significant increase in the amount of liability required for potential claims.

In first quarter 2007, we recorded a customer relationship intangible impairment charge of $20.8 million, or $12.5 million net of taxes, as a result of the probable loss of business from Fremont General Corporation (“Fremont”), one of our tax and flood processing customers.  Fremont received a cease and desist order from the Federal Deposit Insurance Corporation related to lending practices in its mortgage origination business.  The impairment charge did not result in any future cash expenditures.  We also conducted an impairment test of the Lender Services segment’s goodwill balance as the probable loss of business was deemed to be an indication of potential impairment.  We concluded that the Lender Services segment goodwill balance was not impaired.  We have continued to service the Fremont loan portfolio that existed at the time the cease and desist order was issued.  For further details, see Note 10, “Impairment of Intangible and Other Long-lived Assets” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

We completed the merger with Capital Title Group, Inc. (“Capital Title”) on September 8, 2006.  Capital Title has been integrated into the Title Operations and Lender Services segments as of the merger date.  As of June 30, 2007, we have achieved annualized pretax cost savings of approximately $11 million.  We expect that by the end of 2007, synergies will produce annualized pretax cost savings of approximately $16 million.  For further details, see Note 3, “Mergers and Acquisitions” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

As part of becoming a unified operating company, we are engaged in a number of initiatives to maximize our efficiency and improve return on equity.  These initiatives include a company-wide technology initiative to reduce the complexity and costs of over 300 operating systems to a substantially reduced number of applications when completely phased in during 2009.  Once implemented in 2009, we expect that the technology initiatives will generate annual cost savings of approximately $35 million.  These cost savings are dependent upon the selection and implementation of a unified production system and our ability to manage and execute these projects successfully within the time frame indicated.

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

Recent Accounting Pronouncements

In March 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF No. 06-10”).  EITF No. 06-10 requires an employer to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement of Financial Accounting Standards (“SFAS”) No. 106 or Accounting Principles Board (“APB”) Opinion No. 12 if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit.  EITF No. 06-10 also requires an employer to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement.  EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007 with early adoption permitted.  We have determined that the adoption of EITF No. 06-10 will not have a material effect on our financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -  Including an amendment of FASB Statement No. 115 (“SFAS No. 159”).  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with early adoption permitted.  We are evaluating the effect that the adoption of SFAS No. 159 will have on our financial statements.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”).  This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income.  Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position.  The new reporting requirement and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 and have been adopted.  See Note 7, “Pensions and Other Post-Retirement Benefits” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.  The new measurement date requirement applies for fiscal years ending after December 15, 2008 and has not yet been adopted.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged.  We are evaluating the effect that the adoption of SFAS No. 157 will have on our financial statements.

Seasonality

The residential title insurance business tends to be seasonal.  Residential buy/sell activity is generally slower in the winter, when fewer families buy or sell homes, with increased volumes in the spring and summer.  Residential refinancing activity is generally more uniform throughout the seasons, but is subject to interest rate variability.  We typically report our lowest revenue from agency and direct title operations in the first quarter, with such revenue increasing into the second quarter.  Due to the continued downturn in the residential real estate environment, we did not experience the traditional seasonal pickup in volume during second quarter 2007 as we have in the past several years, causing our revenue to remain flat during second quarter 2007 over the first quarter of this year.

Results of Operations

Operating Revenue

The following table provides a summary of our operating revenue for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007		2006
	(Dollars in millions)
Title Operations
Direct Operations	$410.1	42.2%	$376.7	38.8%
Agency Operations	453.2	46.7	505.3	52.0
	863.3	88.9	882.0	90.8

Lender Services	68.9	7.1	59.7	6.2

Financial Services	0.2	-	0.3	-

Corporate and Other	39.1	4.0	29.1	3.0

Total	$971.5	100.0%	$971.1	100.0%

	Six Months Ended June 30,
	2007		2006
	(Dollars in millions)
Title Operations
Direct Operations	$779.4	41.4%	$717.5	38.3%
Agency Operations	875.3	46.5	983.5	52.5
	1,654.7	87.9	1,701.0	90.8

Lender Services	151.8	8.1	117.5	6.3

Financial Services	0.4	-	0.5	-

Corporate and Other	75.9	4.0	54.4	2.9

Total	$1,882.8	100.0%	$1,873.4	100.0%

Title Operations - Operating revenue from direct title operations increased by $33.4 million, or 8.9 percent, in second quarter 2007 from second quarter 2006 and increased by $61.9 million, or 8.6 percent, in the first half of 2007 over the comparable period in 2006. During second quarter and the first half of 2007, direct operating revenue was positively affected by increased volume as a result of the merger with Capital Title and strong commercial revenues. These increases were partially offset by overall weakness in the residential real estate market.

Revenue from direct title commercial operations was $127.5 million in second quarter 2007, compared to $92.3 million in second quarter 2006, an increase of 38.1 percent, and $219.7 million in the first half of 2007, compared to $178.0 million in the first half of 2006, an increase of 23.4 percent.

Closed orders from our direct title operations were approximately 176,500 in second quarter 2007 and approximately 180,700 in second quarter 2006, while direct revenue per direct order closed increased approximately 9.5 percent, from approximately $2,100 in second quarter 2006 to approximately $2,300 in second quarter 2007.  Closed orders from direct title operations for the first half of 2007 were approximately 346,000 compared to approximately 350,000 for the first half of 2006, while direct revenue per direct order closed increased approximately 10.0 percent, from approximately $2,000 in the first half of 2006 to approximately $2,200 in the first half of 2007.

Operating revenue from agency title operations in second quarter 2007 decreased by $52.1 million, or 10.3 percent, from second quarter 2006, and operating revenue from agency title operations for the first half of 2007 decreased by $108.2 million, or 11.0 percent, compared to the first half of 2006 due to softer market conditions across most regions, particularly in certain southeastern markets.

The MBA has forecasted that 2007 and 2008 residential mortgage originations will be lower than 2006 levels by approximately 9 percent and 19 percent, respectively.  We can provide no assurance that the effect of our acquisitions, commercial revenues and direct operating revenue per direct order closed will offset the forecasted decline in the residential real estate market.

Lender Services -  Operating revenue for Lender Services increased by $9.2 million, or 15.4 percent, in second quarter 2007 compared to second quarter 2006.  Operating revenue increased by $34.3 million, or 29.2 percent, for Lenders Services for the first half of 2007 compared to the first half of 2006.  Revenue for second quarter 2007 and for the first half of 2007 was positively affected by increased business as a result of the merger with Capital Title and growth in default management services.  Revenue in the first half of 2007 was also positively affected by the acceleration of deferred revenue in the loan servicing business in first quarter 2007.  These increases were offset in part by lower volumes in certain product lines in the mortgage origination business and the loan servicing business due to a softer real estate market.  The default management services business experienced growth in volume in second quarter 2007 and in the first half of 2007 due to increased demand for lien monitoring, broker price opinions and appraisals, foreclosures, reconveyances and other related services during the downturn in the residential real estate cycle.

Corporate and Other -  Operating revenue for Corporate and Other increased by $10.0 million, or 34.4 percent, in second quarter 2007 over second quarter 2006 and increased by $21.5 million, or 39.5 percent in the first half of 2007 over the first half of 2006.  The increase in operating revenue was primarily due to continued strong commercial business that has benefited from a strong pipeline and a recent acquisition.  Revenue from commercial operations was $24.6 million in second quarter 2007 compared to $14.5 million in second quarter 2006.  Revenue from commercial operations was $44.0 million in the first half of 2007 compared to $26.8 million in the first half of 2006.  Improvements in commercial operations in second quarter 2007 and in the first half of 2007 were offset in part by declines in the home warranty and property inspections businesses.

Investment and Other Income

Investment and other income decreased by approximately 1 percent in second quarter 2007 over second quarter 2006 and increased by approximately 1 percent in the first half of 2007 over the second half of 2006.  Investment and other income includes income generated for our investment and loan portfolio and our equity in income generated by our unconsolidated affiliates.  Income from our unconsolidated affiliates has declined in the second quarter and first half of 2007 when compared with the second quarter and first half of 2006, respectively, following the overall decline in the residential real estate market, and has offset increases in investment income from a higher loan portfolio and a modest increase in interest rates.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) were $1.4 million in second quarter 2007 compared to $(1.5) million in second quarter 2006 and $8.4 million in the first half of 2007 compared to $(0.6) million in the first half of 2006.  The increase was primarily due to gains from the repositioning of our REIT portfolio and the reclassification of unrealized net gains on trading investments from accumulated other comprehensive income (loss).  In addition, we recognized approximately $1.6 million of realized losses in second quarter 2006 on fixed income securities that were deemed to be other-than-temporarily impaired.  For further details, see Note 4, “Investments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Salary and Employee Benefits

The following table provides a summary of our salary and employee benefit costs for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007		2006
	(Dollars in millions)

Title Operations	$262.0	82.9%	$240.6	83.3%

Lender Services	26.3	8.3	23.5	8.1

Financial Services	0.8	0.3	0.6	0.2

Corporate and Other	26.9	8.5	24.1	8.4

Total	$316.0	100.0%	$288.8	100.0%

	Six Months Ended June 30,
	2007		2006
	(Dollars in millions)

Title Operations	$516.8	82.8%	$468.8	82.9%

Lender Services	54.3	8.7	48.1	8.5

Financial Services	1.7	0.3	1.2	0.2

Corporate and Other	51.0	8.2	47.4	8.4

Total	$623.8	100.0%	$565.5	100.0%

Title Operations – Title Operations salary and employee benefit costs increased by $21.4 million, or 8.9 percent, in second quarter 2007 compared to second quarter 2006, and increased by $48.0 million, or 10.2 percent in the first half of 2007 over the first half of 2006.  Average Full Time Equivalent (“FTE”) counts for the Title Operations segment were approximately 11,300 in second quarter 2007 versus approximately 10,500 in second quarter 2006, or an increase of 7.6 percent.  FTE counts for the Title Operations segment increased to approximately 11,400 in the first half of 2007 from approximately 10,600 in the first half of 2006, or an increase of 7.5 percent.   Salary and employee benefit costs and FTE counts increased primarily to service additional business from the merger with Capital Title (approximately 1,400 FTE counts and 1,500 FTE counts in the second quarter and first half of 2007, respectively) and the increase in commercial business.  These increases were offset in part by declines in staffing levels in the agency and direct title operations in response to declines in the residential real estate market.

Lender Services – Lender Services salary and employee benefit costs increased by $2.8 million, or 11.9 percent, in second quarter 2007 compared to second quarter 2006, and increased by $6.2 million, or 12.9 percent, in the first half of 2007 compared to the first half of 2006.  FTE counts for the Lender Services segment were approximately 1,800 in second quarter 2007 and in the first half of 2007 versus approximately 1,500 in second quarter 2006 and in the first half of 2006, or an increase of 20.0 percent.   Salary and employee benefit costs and FTE counts increased primarily to service increased business as the result of the merger with Capital Title and other acquisitions.  These increases were offset in part by reductions in FTE counts in certain product lines in the loan servicing business and in the mortgage origination business to adjust to lower business volume.

Corporate and Other – Corporate and Other salary and employee benefit costs increased by $2.8 million, or 11.6 percent, in second quarter 2007 over second quarter 2006 and by $3.6 million, or 7.6 percent, in the first half of 2007 over the first half of 2006.  Salary and employee benefit costs increased primarily to support strong commercial business included in the

Corporate and Other category.  These increases were offset in part by reductions in FTE counts in the property inspections business to adjust to lower business volumes.

Provision for Policy and Contract Claims

Based on our quarterly review of the underlying claims data and trends therein, we have provided for claims losses using approximately 9.3 percent and 5.3 percent of operating revenue from the Title Operations segment for the second quarters of 2007 and 2006, respectively, and approximately 7.9 percent and 5.4 percent of operating revenue from the Title Operations segment for the first half of 2007 and 2006, respectively.  The increase in the claims provision ratio was primarily due to an increase in the frequency and severity of claims reported for policy years 2004 through 2006 which resulted in upward development for those policy years.  The claims provision increased by $33.6 million, or $21.8 million after taxes, in second quarter 2007 compared to second quarter 2006.  Since we are subject to liability on claims for an extended period of time, slight changes in current claims experience can have a significant effect on the amount of liability required for potential Incurred But Not Reported (“IBNR”) claims.  We believe that we have reserved appropriately for all reported and IBNR claims at June 30, 2007 based on the results of the actuarial evaluation and evaluation of any known trend.  For further details, see Note 6, “Policy and Contract Claims” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Impairment of Intangible and Other Long-Lived Assets

In first quarter 2007, we recorded an impairment of $20.8 million related to our customer relationship intangible asset of our tax and flood business in the Lender Services segment.  The effect of the impairment is expected to reduce amortization expense by approximately $3.2 million on an annual basis.  In first quarter 2006, we wrote down our existing building and related assets to fair value less cost to sell by approximately $9.7 million in connection with the relocation and consolidation of our corporate offices and shared resources operations. No impairments were recorded in second quarter 2007 or in second quarter 2006.  For further details, see Note 10, “Impairment of Intangible and Other Long-Lived Assets” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Amortization

Amortization expense decreased by $1.0 million in second quarter 2007 compared to second quarter 2006 and decreased by $1.3 million in the first half of 2007 compared to the first half of 2006.  These declines were primarily due to the impairment of a customer relationship intangible asset in the tax and flood business of our Lender Services segment.  For further details, see Note 10, “Impairment of Intangible and Other Long-lived Assets” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Interest Expense

Interest expense is comprised of interest paid on long-term debt primarily in the Corporate and Other category, and interest paid to holders of demand deposits in the Financial Services segment.  Interest expense increased by $1.9 million in second quarter 2007 compared to second quarter 2006 primarily due to interest on our senior notes that were used to pay a portion of the purchase price for Capital Title.  Interest expense increased by $5.0 million in the first half of 2007 compared to the first half of 2006 primarily due to interest on our senior notes and credit facility that were used to pay a portion of the purchase price for Capital Title.  See “Liquidity and Capital Resources” for further details.

General, Administrative, and Other

The following table provides a summary of our general, administrative, and other costs for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007		2006
	(Dollars in millions)

Title Operations	$130.7	65.4%	$121.2	69.9%

Lender Services	38.1	19.1	26.8	15.5

Financial Services	0.2	0.1	0.4	0.2

Corporate and Other	30.9	15.4	24.9	14.4

Total	$199.9	100.0%	$173.3	100.0%

	Six Months Ended June 30,
	2007		2006
	(Dollars in millions)

Title Operations	$252.7	65.3%	$237.0	69.4%

Lender Services	76.8	19.8	54.7	16.0

Financial Services	0.5	0.1	0.6	0.2

Corporate and Other	57.4	14.8	49.2	14.4

Total	$387.4	100.0%	$341.5	100.0%

Title Operations – Title Operations general and administrative expenses increased by $9.5 million, or 7.8 percent, in second quarter 2007 from second quarter 2006 and increased by $15.7 million, or 6.6 percent, in the first half of 2007 from the first half of 2006.  General and administrative expenses increased primarily to support increased market share as a result of the merger with Capital Title and increased commercial business and was partially offset by cost reductions to match declines in residential business volume.

Lender Services – Lender Services general and administrative expenses increased by $11.3 million, or 42.2 percent, in second quarter 2007 from second quarter 2006 and increased by $22.1 million, or 40.4 percent, in the first half of 2007 from the comparable period in 2006.  The increase in general and administrative expenses was primarily due to the merger with Capital Title and other acquisitions and to support growth in the default management services line within the loan servicing business.  These increases were offset in part by declines in certain lines of the loan servicing and mortgage originations businesses to match declines in business volume.

Corporate and Other– Corporate and Other general and administrative expenses increased by $6.0 million, or 24.1 percent, in second quarter 2007 from second quarter 2006 and increased by $8.2 million, or 16.7 percent, in the first half of 2007 from the first half 2006.  The increase in general and administrative expenses was primarily to support increased commercial business.

Income Taxes

Our effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 33.5 percent for the first half of 2007 and 35.0 percent for the first half of 2006.  The difference in the effective tax rate was due to favorable permanent differences and the mix of state taxes related to our non-insurance subsidiaries.

Net Income

Our reported net income was $7.9 million or $0.42 per common share on a diluted basis for second quarter 2007 compared to net income of $35.6 million or $2.06 per common share on a diluted basis for second quarter 2006.  Net income for second quarter 2007 reflected the weakness in the residential housing market and the increase in the claims provision of $34.3 million, or $22.3 million after taxes.  These decreases were offset in part by continued strength in the commercial market.  Our reported net income was $12.6 million or $0.68 per common share on a diluted basis for the first half of 2007 compared to net income of $49.3 million or $2.82 per common share on a diluted basis for the first half of 2006.  Net income for the first half of 2007 reflected an impairment charge in first quarter 2007 for a customer relationship intangible asset in the Lender Services segment of $20.8 million, or $12.5 million net of taxes, and a higher claims provision ratio.  Net income for the first half of 2006 included the write down of the corporate offices in first quarter 2006 to fair value less cost to sell of $9.7 million, or $6.3 million net of taxes.  Due to an increase in our stock price, the effect of convertible debt on dilutive common shares increased from 0.5 million shares for the three months ended June 30, 2006 to 2.1 million shares for the three months ended June 30, 2007 and increased from 0.5 million shares for the six months ended June 30, 2006 to 1.5 million shares for the six months ended June 30, 2007.  For further details, see Note 6, “Policy and Contract Claims,” Note 10, “Impairment of Intangible and Other Long-Lived Assets,” and Note 9, “Shareholders’ Equity” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Liquidity and Capital Resources

Consolidated

Cash provided by operating activities was $112.7 million for the first half of 2007 compared to $29.4 million for the first half of 2006.  The increase in cash provided by operating activities was due to the timing of income tax payments.  Cash provided by investing activities was $182.4 million for the first half of 2007 compared to cash used in investing activities of $(35.8) million for the first half of 2006.  The increase in cash provided by investing activities was due primarily to proceeds from the sale of short-term investments, proceeds from the sale or maturity of fixed-maturity and equity securities, and declines in investments in federal funds sold.  This increase was offset in part by the cost of additions to the investment portfolio and increases in loans receivable.  Cash used in financing activities was $(291.2) million for the first half of 2007 compared to $(1.8) million for the first half of 2006.  The increase in cash used in financing activities was due primarily to the repayment of debt, common stock repurchases, and the decline in escrow deposits held by Centennial Bank which trended with the general decline in the real estate market.  At June 30, 2007, we held cash of $86.4 million and investments of $1,583.6 million.

Parent Company

For the six months ended June 30, 2007, our primary uses of funds at the holding company level included pay down of the credit arrangement that was used to fund, in part, the merger with Capital Title, share repurchases, funding the working capital needs of our subsidiaries, and payment of dividends on our common stock.  At June 30, 2007, there was approximately $105.0 million of cash, short-term investments and marketable securities at the holding company level available for general corporate purposes, payment of dividends, and share repurchases.  The holding company’s principal source of funds is dividends from its title insurance subsidiaries.

Regulatory

In June 2006, we completed the process of redomesticating our three principal title insurance subsidiaries, Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation and Transnation Title Insurance Company from the States of Pennsylvania, Virginia and Arizona, respectively, to the State of Nebraska.  The redomestication of these title insurance subsidiaries is expected to result in streamlined regulatory, tax and statutory accounting functions derived from having these subsidiaries subject to the same laws and regulations.  Under Nebraska insurance laws and regulations, approximately $152.0 million of the net assets of our consolidated insurance subsidiaries are available during the remainder of 2007 for ordinary dividends, loans or advances to us.  The redomestication of these subsidiaries is expected to increase the net income and the cumulative amount of surplus that is available to pay dividends to the holding company by the aggregate amount that these subsidiaries’ total statutory reserves exceed GAAP claims reserves, subject to certain annual limitations and any approval that may be required by the Nebraska Department of Insurance.  We received approximately $15 million and $85 million in dividends from our three principal title insurance subsidiaries during the second quarter and the first half of 2007, respectively.

Investment Strategy

During first quarter 2007, we transferred $142.6 million of our fixed-maturity securities from available-for-sale securities to trading securities.  We did not transfer any of our securities between investment categories during second quarter 2007.  For further details, see Note 4, “Investments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Mergers and Acquisitions

On September 8, 2006, we completed the merger with Capital Title which consists of a title insurance underwriter, several title and escrow agency operations, a property appraisal company, a settlement services provider and other related companies.  Capital Title services customers primarily in Arizona, California and Nevada in addition to providing lender services on a national basis.  We believe that our merger with Capital Title has strengthened our presence in key western states and added scale to our Lender Services platform.  We acquired 100 percent of Capital Title’s common stock for approximately $252.6 million, which consisted of $202.9 million of cash, including direct transaction costs of $3.6 million, and $49.7 million of our common stock, which represented 775,576 shares.  Capital Title has been integrated into the Title Operations and Lender Services segments as of the merger date.  As of June 30, 2007, we have achieved annualized pretax cost savings of approximately $11 million.  We expect that by the end of 2007, synergies will produce annualized pretax cost savings of approximately $16 million.  For further details, see Note 3, “Mergers and Acquisitions” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Shareholders’ Equity

In October 2005, the Board of Directors approved a share repurchase program expiring in July 2007 (the “2005 Program”) that authorized us to repurchase 1.25 million shares of our common stock.  Under the 2005 Program, we repurchased 375,000 shares during the first six months of 2006 for $24.6 million, at an average cost of $65.49 per share; we repurchased 243,000 shares during the second half of 2006 for $15.6 million, at an average cost of $64.06 per share.  During the first three months of 2007, we repurchased 569,000 shares for $39.9 million, at an average cost of $70.18 per share.  As of March 31, 2007, there were no authorized shares remaining under the 2005 Program.

In February 2007, the Board of Directors approved a share repurchase program expiring in October 2008 (the “2007 Program”) that authorized us to repurchase 1.5 million shares of our common stock.  Under the 2007 Program, we repurchased 474,000 shares during second quarter 2007 for $42.0 million, at an average cost of $88.54 per share.  No shares were repurchased under this program in first quarter 2007.  At June 30, 2007, there were approximately 1,026,000 shares remaining under the 2007 Program.

Effective April 1, 2007, our 3.25 percent convertible senior debentures due 2034 (“2004 debentures”) became convertible to common stock during second quarter 2007 through and including June 30, 2007.  These debentures are also convertible during third quarter 2007 through and including September 30, 2007.  For further details, see Note 9, “Shareholders’ Equity” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Effective July 1, 2007, our 3.125 percent convertible senior debentures due 2033 became convertible to common stock during third quarter 2007 through and including September 30, 2007.  These debentures are also convertible during third quarter 2007 through and including September 30, 2007.  For further details, see Note 9, “Shareholders’ Equity” of the Notes to Consolidated Financial Statements I Part I, Item 1 of this report.

In connection with the issuance of the 2004 debentures, we entered into a call option designed to mitigate the potential dilution from the conversion of the 2004 debentures.  Under the ten-year term of the call option, we may require a counterparty to deliver approximately 2.3 million shares of our common stock to us at a price which approximates the conversion price of the 2004 debentures.  For further details, see Note 2, “Earnings Per Share” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Summary

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

Litigation Not in the Ordinary Course of Business

On June 22, 2004, Gateway Title Company, Inc. (“Gateway”), Commonwealth Land Title Company, Inc. and LandAmerica Financial Group, Inc. (collectively, “Gateway Plaintiffs”) filed a Complaint, subsequently amended by a First Amended Complaint filed June 25, 2004, in the Superior Court of California, County of Los Angeles, Central District (the “Court”), against the Mercury Company and its affiliates Financial Title, Alliance Title, Investors Title and various individuals including Joseph DiChiacchio, a former manager of LandAmerica (Case No. BC 317441) (collectively, “Gateway Defendants”).  The lawsuit claimed substantial monetary and punitive damages for unfair competitive business practices in conjunction with Gateway Plaintiffs’ loss of over 300 employees in California, most of which appears to have occurred within an approximately twenty-four month period.  On December 13, 2004, Alliance Title Company, Inc., Financial Title Company, Inc., Roberto Olivera and Ray Arias filed a Cross-Complaint for unfair competitive business practices.  On December 13, 2004, Mr. DiChiacchio also filed a Cross-Complaint alleging similar claims, including back wages and additional bonus payments, which Gateway Plaintiffs disputed.  After completion of discovery, a jury trial began in early May 2006 and resulted in a verdict for Gateway of approximately $8.3 million.  Judgment was not entered pending resolution of the Cross-Complaints.

On January 14, 2005, First California Title Company, New Century Title Company (“New Century”) and United Title Company (collectively, “Capital Title Plaintiffs”) filed a Complaint in the Superior Court of the State of California, County of Los Angeles, against Financial Title Company, Mercury Companies, Inc. (“Mercury”), Stacy Neves, Stephanie Howard, George Willard and Tony Becker (Case  No. BC 327332) (collectively, “Capital Title Defendants”).  The lawsuit claimed substantial monetary and punitive damages for unfair competitive business practices in conjunction with Capital Title Plaintiffs’ loss of approximately 80 employees in California to Capital Title Defendants over an approximately eight month period.  The complaint was later amended to include Alliance Title Company and Christine De’Martini as named defendants.  On September 8, 2006, we completed a merger in which Capital Title Plaintiffs became affiliated companies.  A jury trial began on October 17, 2006.  On December 28, 2006, the jury returned its verdict for Capital Title Plaintiffs in the approximate amount of $2 million.  The punitive damages phase of the bifurcated trial was held on January 2, 2007 and resulted in a punitive damages award for Capital Title Plaintiffs in the approximate amount of $14.6 million.  Judgment was entered on March 8, 2007. Capital Title Defendants filed several post-trial motions including motions for a new trial on the issue of punitive damages.  On March 22, 2007, the trial court granted Mercury’s motion for new trial on the issue of punitive damages.  Having found that the punitive damages awarded by the jury in favor of plaintiff New Century violated due process, the trial court reduced the amount of the punitive damages awarded against Mercury from $11.6 million to $2.9 million.  On April 18, 2007, the trial court issued a Minute Order modifying the previous judgment entered in favor of New Century to reflect this reduction of punitive damages.  The trial court denied similar motions for new trial brought by other Capital Title Defendants.  Accordingly, the total amount of punitive damages awarded against Capital Title Defendants, after the March 22, 2007 order, is $5.9 million.

Voluntary mediation beginning on April 4, 2007 led the parties in both cases to a settlement in July 2007, providing for a payment in the amount of $12.5 million by Mercury to LandAmerica and the resolution of all claims, including but not limited to cross claims, post-trial motions and appeals, thus eliminating the necessity for later scheduled trials, including the trial on the Cross Complaints, and appeal deadlines.

On January 25, 2002, Miles R. Henderson and Patricia A. Henderson (“Plaintiffs in the Henderson Suit”) filed a putative class action suit (the “Henderson Suit”) against Lawyers Title Insurance Corporation (“Lawyers Title”) in the Court of Common Pleas for Cuyahoga County, Ohio.  Lawyers Title removed the case to the District Court for the Northern District of Ohio on March 6, 2002, and Plaintiffs in the Henderson Suit amended the complaint on March 8, 2002.  On June 28, 2002, the District Court remanded the case to the Court of Common Pleas for Cuyahoga County, Ohio.  A similar putative class action suit was filed against Commonwealth, by Rodney P. Simon and Tracy L. Simon (“Plaintiffs in the Simon Suit”) in the Court of Common Pleas for Cuyahoga County, Ohio on March 5, 2003. Plaintiffs in both suits alleged that the defendants had a practice of charging original rates for owners title insurance policies when lower, reissue rates should have been charged.  Both defendants initially responded by demanding that the actions be arbitrated, but on final appeal to the Ohio Supreme Court, the Court ruled that arbitration was not required for either suit.  On remand to the trial court, Plaintiffs in the Henderson Suit are now seeking to have the case certified as a class action on behalf of all sellers and buyers of residential property in Ohio who paid the higher original rate from 1992 to the present. The court has set a class certification hearing date of December 6-7, 2007.  Plaintiffs in the Simon Suit are seeking to have the case certified as a class action on behalf of all sellers of residential property in Ohio, who paid the original rate from 1993 to the present, as requested in the original complaint, although no hearing date on the class certification has been scheduled.  Plaintiffs in both cases have demanded an unspecified amount of compensatory damages, declaratory and injunctive relief, punitive damages, and attorneys’ fees and costs.  These cases are in the early stages, there have been no class certifications, and the defendants believe that they have meritorious defenses.  At this stage of the litigation, the amount or range of loss that could result from an unfavorable outcome cannot be reasonably estimated.

On September 20, 2004, Kenneth and Deette Higgins (“Plaintiffs in the Higgins Suit”) filed a putative class action suit (the “Higgins Suit”) against Commonwealth Land Title Insurance Company (“Commonwealth”) in the Circuit Court of Nassau County, Florida.  On February 3, 2005, Plaintiffs in the Higgins Suit filed an Amended Class Action Complaint.  Plaintiffs in the Higgins Suit allege that Commonwealth had a practice of charging refinance borrowers higher basic rates for title insurance, rather than the lower reissue rates for which they are alleged to have qualified, and of failing to disclose the potential availability of the lower rates.  Plaintiffs in the Higgins Suit seek to have the case certified as a class action on behalf of all Florida persons or entities who refinanced their mortgages or fee interests on the identical premises from July 1, 1999 to the present where there was no change in the fee ownership and who were charged a premium in excess of the reissue premium.  Plaintiffs in the Higgins Suit have demanded an unspecified amount of compensatory damages, declaratory relief, attorneys’ fees, costs and pre-judgment interest.  This case is in the early stages, there has been no class certification, and Commonwealth believes it has meritorious defenses.  At this stage of the litigation, the amount or range of loss that could result from an unfavorable outcome cannot be reasonably estimated.

On July 24, 2006, A. D. Alberton (“Plaintiff in the Alberton Suit”) filed a putative class action suit (the “Alberton Suit”) against Commonwealth which is currently pending in the United States District Court for the Eastern District of Pennsylvania.  A similar putative class action suit was filed against Lawyers Title by Shariee L. De Cooman (“Plaintiff in the De Cooman Suit”) in the Court of Common Pleas of Allegheny County, Pennsylvania on or about August 12, 2005.  On November 1, 2005, Plaintiff in the De Cooman Suit filed an Amended Complaint.    Plaintiff in the Alberton Suit alleges that Commonwealth charged rates for title insurance in excess of statutorily mandated rates and/or failed to disclose to consumers that they were entitled to reduced title insurance premiums and seeks to certify a class on behalf of all consumers who paid premiums for the purchase of title insurance on Pennsylvania properties from Commonwealth at any time during the year 2000 until August 2005 and qualified for a discounted refinance or reissue rate discount and did not receive such discount.  Plaintiff in the De Cooman Suit alleges that Lawyers Title charged the basic rate rather than a reissue or discounted rate to certain consumers and seeks to certify a class on behalf of all owners of residential real estate in Pennsylvania who, at any time during the ten years prior to August 12, 2005 paid premiums for the purchase of title insurance from Lawyers Title, qualified for a reissue or other discounted rate, and did not receive such rate.  The court in the Alberton Suit has set a class certification hearing date of October 16, 2007.  The trial is currently scheduled to commence on January 14, 2008. The court in the De Cooman Suit has set a class certification hearing date of October 9, 2007.  Plaintiff in the Alberton Suit has demanded an unspecified amount of compensatory damages, declaratory relief, triple damages, restitution, pre-judgment and post-judgment interest and expert fees, attorneys’ fees and costs.  Plaintiff in the De Cooman Suit has demanded an unspecified amount of compensatory damages, punitive damages, triple damages, prejudgment interest, and attorneys’ fees, litigation expenses and costs.  These cases are in the early stages, there has been no class certification, and defendants believe they have meritorious defenses.  At this stage of the litigation, the amount or range of loss that could result from an unfavorable outcome cannot be reasonably estimated.

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

Some of the pricing examinations, like those conducted in Texas and New Mexico, are conducted annually or biannually and usually result in adjustments to the prices we can charge.  Subsequent to the 2004 Texas Title Insurance Biennial Hearings in August 2006, the Texas Commissioner of Insurance ordered a rate reduction of 3.2 percent effective February 1, 2007.  The Texas Department of Insurance has noticed the 2006 Texas Title Insurance Biennial Hearings with the rulemaking phase to begin on September 5, 2007 and the ratemaking phase to begin on October 16, 2007.  Subsequent to a hearing of the New Mexico title rate case concluded on January 18, 2007, on July 20, 2007, the New Mexico Superintendent of Insurance ordered a rate reduction of 6.36 percent and a change in the agent/underwriter split from 80/20 to 84.2/15.8 effective September 1, 2007.  It is expected that a motion for rehearing will be filed by the New Mexico Land Title Association to request the Superintendent to reconsider the order.  If the Superintendent denies the motion for rehearing, the rate order can then be appealed to the New Mexico Public Regulatory Commission.  If the New Mexico Public Regulatory Commission upholds the rate order, it can then be appealed to a New Mexico district court, with further appellate review available up to the New Mexico Supreme Court.

The California Department of Insurance (“CA DOI”) submitted to the Office of Administrative Law (“OAL”) proposed regulations governing the rating of title insurance and related services that could impose future rate reductions and filing of mandated statistical plans that impose substantially higher costs on title insurance operations in California.  On February 21, 2007, OAL disapproved the regulatory action for failure to comply with certain standards and requirements and on February 28, 2007 issued a written decision detailing the reasons for disapproval. On June 28, 2007, CA DOI submitted revised regulations to OAL that would become effective January 1, 2009, and OAL approved the regulations on July 25, 2007 and sent them to the California Secretary of State.  LandAmerica and other title companies doing business in the California market continue to engage in discussions with the CA DOI regarding alternative approaches to the regulations but may pursue an appeal if such discussions are unsuccessful.

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

In June 2005, we established reserves of $19.0 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes settlements with the California, Arizona, Nevada, Virginia, Colorado, and North Carolina departments of insurance.  Based on these settlements and the status of inquiries, we released $6.7 million of this reserve back into earnings in fiscal year 2005 and $0.8 million in fiscal year 2006.  The remaining reserve at June 30, 2007 was approximately $1.9 million.

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

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to our financial condition, results of operations and future business plans, operations, opportunities and prospects. In addition, we and our representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in our reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate” and similar expressions or words of similar import. These forward-looking statements are based upon our current knowledge and assumptions about future events and involve risks and uncertainties that could cause our actual results, prospects, performance or achievements to be materially different from any anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include: (i) our results of operations and financial condition are susceptible to changes in mortgage interest rates and general economic conditions; (ii) changes to the participants in the secondary mortgage market could affect the demand for title insurance products; (iii) we are subject to government regulation; (iv) heightened regulatory scrutiny of us and the title insurance industry, including any future resulting reductions in the pricing of title insurance products and services, could materially and adversely affect our business, operating results, and financial condition; (v) we may not be able to fuel our growth through acquisitions; (vi) our inability to integrate and manage successfully our acquired businesses could adversely affect our business, operating results, and financial condition; (vii) regulatory non-compliance, fraud or defalcations by our title insurance agents or employees could adversely affect our business, operating results, and financial condition; (viii) competition in our industry affects our revenue; (ix) significant industry changes and new product and service introductions require timely and cost-effective responses; (x) our litigation risks include substantial claims by large classes of claimants; (xi) our claims experience may require us to increase our provision for title losses or to record additional reserves, either of which may adversely affect our earnings; (xii) key accounting and essential product delivery systems are concentrated in a few locations; (xiii) provisions of our articles of incorporation and bylaws, shareholder rights plan and applicable state corporation and insurance laws could limit another party’s ability to acquire us and could deprive shareholders of the opportunity to obtain a takeover premium for shares of common stock owned by them; (xiv) our future success depends on our ability to continue to attract and retain qualified employees; (xv) our conduct of business in foreign markets creates financial and operational risks and uncertainties that may materially and adversely affect our business, operating results, and financial condition; and (xvi) various external factors including general market conditions, governmental actions, economic reports and shareholder activism may affect the trading volatility and price of our common stock. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2006, and other reports from time to time filed with or furnished to the Securities and Exchange Commission. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. We undertake no obligation to update any forward-looking statements made in this report.

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

Principal Amount by Expected Maturity
Average Interest Rate

(Dollars in millions)
	2007	2008	2009	2010	2011	2012 and after	Total	Fair Value

Assets:
Taxable available-for-sale securities:
Book value	$28.4	33.7	39.7	30.1	54.1	423.0	$609.0	$600.9
Average yield	5.4%	4.7%	5.1%	5.0%	5.4%	5.4%	5.3%

Non-taxable available-for-sale securities:
Book value	$2.0	20.7	18.0	30.2	34.0	366.4	$471.3	$472.0
Average yield	4.6%	4.4%	4.0%	4.0%	4.2%	4.2%	4.2%

Taxable trading securities:
Book value	$0.3	1.5	2.5	2.9	6.7	81.0	$94.9	$94.9
Average yield	5.7%	5.1%	6.0%	5.2%	4.7%	5.4%	5.3%

Non-taxable trading securities:
Book value	$0.5	-	2.9	0.5	3.6	36.1	$43.6	$43.6
Average yield	3.6%	-	4.3%	3.6%	3.8%	4.2%	4.2%

Preferred stock available-for-sale:
Book value	-	-	-	-	-	$10.1	$10.1	$10.0
Average yield	-	-	-	-	-	3.6%	3.6%

Loans receivable, excluding reserves, discounts and other costs:
Book value	-	$1.0	3.0	1.4	8.4	574.7	$588.5	$589.3
Average yield	-	8.6%	7.6%	7.4%	7.1%	7.0%	7.0%

Liabilities:
Interest bearing passbook liabilities:
Book value	$104.4	-	-	-	-	-	$104.4	$104.4
Average yield	5.0%	-	-	-	-	-	5.0%

Interest bearing certificate of deposit liabilities:
Book value	$68.2	101.8	36.9	20.4	5.1	1.6	$234.0	$247.0
Average yield	5.2%	5.1%	4.6%	4.7%	5.2%	5.0%	5.0%

Changes in maturities and yields from December 31, 2006 to June 30, 2007 primarily relate to timing of purchases and sales of securities and the effect that the securities sold or purchased have on the average portfolio yield, timing of payments received from, and the extension of loans to, customers in the commercial real estate market and timing of amounts held for customers.

We also have non-interest bearing passbook deposit liabilities related to escrow balances of $185.8 million.  In addition, during first quarter 2007, we transferred $142.6 million of our fixed-maturity securities from available-for-sale securities to trading securities.  This transfer introduced incremental interest rate risk into our business.  We do not expect the incremental interest rate risk to have a material affect on our financial statements.  For further details, see Note 4, “Investments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

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

Our management, under the direction of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007.  Based upon this evaluation our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in Note 8 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements filed as Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Our business is subject to various risks, including the risks described in our Form 10-K for the fiscal year ended December 31, 2006 and the risk described below.  Our business,

operating results and financial condition could be materially and adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

The trading volatility and price of our common stock may be affected by various external factors.

The volatility and price of our common stock are subject to various factors over which we have no control, such as general market conditions and governmental actions or reports about economic activity that may have a market-moving impact, regardless of whether the action or activity directly relates to our business. In addition, shareholder activism that seeks to influence corporate policies or affect our business strategies may lead to speculative trading activity in our common stock.  Any substantial trading activity, whether due to speculation or otherwise, has the potential to affect the market price and volatility of our stock.  We cannot predict the timing or impact of these factors on the volatility or price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           The following table sets forth the details of purchases of common stock under our share purchase plans and our Executive Voluntary Deferral Plan and Outside Directors Deferral Plan that occurred in second quarter 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through April 30, 2007	124,299	$78.99	114,000	1,944,290
May 1 through May 31, 2007	276,830	$87.63	276,000	1,667,460
June 1 through June 30, 2007	84,815	$104.00	84,000	1,582,645

(1)
A total of 11,944 shares of our common stock were purchased in connection with two employee benefit plans during the second quarter 2007.  These repurchases were made in open-market transactions on behalf of a trust maintained by us for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan.

(2)
In February 2007, we announced an additional share repurchase plan providing for the purchase of up to 1,500,000 shares of our common stock expiring at the end of October 2008.  During second quarter 2007, we repurchased 474,000 shares under this purchase plan.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)           The Annual Meeting of Shareholders of the Company (the “Meeting”) was held on May 15, 2007.

b)           At the Meeting, the shareholders elected five directors to serve three-year terms.  The voting with respect to each nominee was as follows:

Nominee	Votes For	Votes Withheld

Theodore L. Chandler, Jr.	13,899,648	434,796
Charles H. Foster, Jr.	13,776,941	557,503
Dianne M. Neal	14,030,269	304,175
Robert T. Skunda	13,998,260	336,184
Marshall B. Wishnack	13,715,539	618,905

The terms of office for the following directors continued after the meeting:  Janet A. Alpert, Gale K. Caruso, Michael Dinkins, John P. McCann, Robert F. Norfleet, Jr., Julious P. Smith, Jr., Thomas G. Snead, Jr. and Eugene P. Trani.

c)           The shareholders also approved an amendment to the Company’s Articles of Incorporation to revise the Article pertaining to shareholder approval as noted below:

Article Pertaining to Shareholder Approval

Votes For	11,529,091
Votes Against	1,808,120
Abstain	68,096
Non Votes (1)	929,137

(1) A non vote occurs when a broker or other nominee holding shares for a beneficial owner indicates a vote on one or more proposals, but does not indicate a vote on other proposals because the broker or other nominee does not have discretionary voting power as to such proposals and has not received voting instructions from the beneficial owner as to such proposals.

d)           Finally, at the Meeting the shareholders ratified Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year as noted below:

Appointment of Independent Registered Public Accountants

Votes For	14,198,374
Votes Against	92,093
Abstain	43,977

ITEM 6.	EXHIBITS

No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDAMERICA FINANCIAL GROUP, INC.
(Registrant)

Date:August 1, 2007	/s/ Christine R. Vlahcevic
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