Form 10-Q
period 2007-09-30
LANDAMERICA FINANCIAL GROUP INC
filed 2007-10-31
CIK 877355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	15,566,576 shares	October 25, 2007

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

INVESTMENTS:
Fixed maturities available-for-sale - at fair value (amortized cost: 2007 - $1,041.2; 2006 - $1,267.2)	$1,046.2	$1,275.8
Equity securities available-for-sale - at fair value (cost: 2007 - $119.3; 2006 - $111.3)	122.8	129.8
Fixed maturities trading - at fair value	137.8	-
Federal funds sold	3.8	50.4
Short-term investments	165.8	403.0

Total Investments	1,476.4	1,859.0

CASH	64.9	82.5

LOANS RECEIVABLE	601.3	535.8

ACCRUED INTEREST RECEIVABLE	16.2	20.2

NOTES AND ACCOUNTS RECEIVABLE:
Notes (less allowance for doubtful accounts: 2007 - $1.6; 2006 - $1.5)	23.1	19.3
Trade accounts receivable (less allowance for doubtful accounts: 2007 - $13.5; 2006 - $10.2)	152.8	139.2

Total Notes and Accounts Receivable	175.9	158.5

INCOME TAXES RECEIVABLE	-	60.4

PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation and amortization: 2007 - $253.9; 2006 - $224.5)	147.6	164.2

TITLE PLANTS	104.2	105.0

GOODWILL	808.6	783.4

INTANGIBLE ASSETS (less accumulated amortization: 2007 - $94.7; 2006 - $78.2)	102.8	135.2

DEFERRED INCOME TAXES	119.6	84.1

OTHER ASSETS	222.5	186.5

Total Assets	$3,840.0	$4,174.8

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES

POLICY AND CONTRACT CLAIMS	$862.2	$789.1

DEPOSITS	497.9	618.2

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	348.1	400.0

NOTES PAYABLE	586.7	685.3

DEFERRED SERVICE ARRANGEMENTS	204.4	218.6

INCOME TAXES PAYABLE	6.5	-

OTHER LIABILITIES	79.9	67.8

Total Liabilities	2,585.7	2,779.0

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2007 – 15,848,276; 2006 - 17,604,632	351.0	465.3

Accumulated other comprehensive loss	(38.7)	(32.2)

Retained earnings	942.0	962.7

Total Shareholders’ Equity	1,254.3	1,395.8

Total Liabilities and Shareholders’ Equity	$3,840.0	$4,174.8

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(In millions, except per common share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE
Operating revenue	$874.0	$954.2	$2,756.8	$2,827.6
Investment and other income	26.6	31.7	89.0	93.9
Net realized investment gains	6.2	6.1	14.6	5.5
	906.8	992.0	2,860.4	2,927.0
EXPENSES
Agents’ commissions	357.4	404.6	1,062.4	1,191.9
Salaries and employee benefits	272.2	280.9	896.0	846.4
General, administrative and other	198.3	176.0	585.7	517.5
Provision for policy and contract claims	80.4	74.9	221.6	176.2
Premium taxes	9.1	12.4	30.3	34.7
Interest expense	12.6	11.3	36.5	30.2
Amortization of intangible assets	5.2	6.8	16.5	19.4
Impairment of intangible and long-lived assets	-	0.5	20.8	10.2
	935.2	967.4	2,869.8	2,826.5
(LOSS) INCOME BEFORE INCOME TAXES	(28.4)	24.6	(9.4)	100.5

INCOME TAX (BENEFIT) EXPENSE	(7.6)	9.4	(1.2)	36.0

NET (LOSS) INCOME	$(20.8)	$15.2	$(8.2)	$64.5

NET (LOSS) INCOME PER COMMON SHARE	$(1.28)	$0.92	$(0.49)	$3.82

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16.2	16.6	16.7	16.9

NET (LOSS) INCOME PER COMMON SHARE ASSUMING DILUTION	$(1.28)	$0.89	$(0.49)	$3.69

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ASSUMING DILUTION	16.2	17.1	16.7	17.5

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.22	$0.74	$0.58

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(In millions)
(Unaudited)
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(8.2)	$64.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	52.3	43.0
Amortization of bond premium	4.7	4.8
Impairment of intangible and long-lived assets	20.8	10.2
Net realized investment gains	(14.6)	(5.5)
Net change in fixed maturities trading	5.4	-
Deferred income tax benefit	(29.7)	(4.6)
Change in assets and liabilities, net of businesses acquired:
Accounts and notes receivable	(6.2)	7.7
Income taxes receivable/payable	60.0	(20.4)
Accounts payable and accrued expenses	(57.0)	(29.4)
Pending trades of fixed maturities trading, net	(1.0)	-
Policy and contract claims	73.2	46.2
Deferred service arrangements	(14.1)	7.2
Other	(1.6)	(0.8)
Net cash provided by operating activities	84.0	122.9
Cash flows from investing activities:
Purchases of title plant, property and equipment, net	(15.2)	(49.1)
Purchases of businesses, net of cash acquired	(27.1)	(211.7)
Investments in unconsolidated affiliates	(1.2)	-
Change in cash surrender value of life insurance	(2.0)	(1.8)
Change in short-term investments	237.1	89.6
Cost of investments acquired:
Fixed maturities available-for-sale	(226.6)	(308.2)
Equity securities available-for-sale	(65.3)	(51.7)
Proceeds from investment sales or maturities:
Fixed maturities available-for-sale	304.1	245.5
Equity securities available-for-sale	73.2	47.8
Net change in federal funds sold	46.6	(434.3)
Change in loans receivable	(71.5)	(57.6)
Net cash provided by (used in) investing activities	252.1	(731.5)
Cash flows from financing activities:
Net change in deposits	(120.3)	450.0
Proceeds from the exercise of stock options	2.8	1.4
Tax benefit of stock options exercised	1.8	0.9
Common shares repurchased	(126.7)	(28.1)
Dividends paid	(12.5)	(10.0)
Proceeds from issuance of notes payable	37.2	303.5
Payments on notes payable	(136.0)	(111.1)
Net cash (used in) provided by financing activities	(353.7)	606.6
Net decrease in cash	(17.6)	(2.0)
Cash at beginning of period	82.5	89.1
Cash at end of period	$64.9	$87.1
Non-cash investing activities:
Common shares issued for Capital Title merger	$-	$49.7
Transfer of fixed maturities from available-for-sale to trading	$142.6	$-

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amounts	Income (Loss)	Earnings	Equity

BALANCE – December 31, 2005	17.3	$443.1	$(42.3)	$877.7	$1,278.5

Comprehensive income:
Net income	-	-	-	64.5	64.5
Other comprehensive income:
Net unrealized gain on securities – net of tax expense of $1.1	-	-	1.8	-	1.8

					66.3

Common stock retired	(0.4)	(28.1)	-	-	(28.1)
Common stock issued	0.7	49.7	-	-	49.7
Stock options and incentive plans	0.2	8.9	-	-	8.9
Common dividends ($0.58/share)	-	-	-	(10.0)	(10.0)

BALANCE – September 30, 2006	17.8	$473.6	$(40.5)	$932.2	$1,365.3

BALANCE – December 31, 2006	17.6	$465.3	$(32.2)	$962.7	$1,395.8

Comprehensive loss:
Net loss	-	-	-	(8.2)	(8.2)
Other comprehensive (loss) income:
Net unrealized loss on securities – net of tax benefit of $6.5	-	-	(11.9)	-	(11.9)
Amortization of minimum pension liability – net of tax expense of $3.2	-	-	5.4	-	5.4

					(14.7)

Common stock retired	(2.0)	(126.7)	-	-	(126.7)
Stock options and incentive plans	0.2	12.4	-	-	12.4
Common dividends ($0.74/share)	-	-	-	(12.5)	(12.5)

BALANCE – September 30, 2007	15.8	$351.0	$(38.7)	$942.0	$1,254.3

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	INTERIM FINANCIAL INFORMATION

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

Recent Accounting Pronouncements

In March 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF No. 06-10”).  EITF No. 06-10 requires an employer to recognize a liability for the post-retirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement of Financial Accounting Standards (“SFAS”) No. 106 or Accounting Principles Board (“APB”) Opinion No. 12 if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit.  EITF No. 06-10 also requires an employer to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement.  EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007 with early adoption permitted.  We have determined that the adoption of EITF No. 06-10 will not have a material effect on our financial statements.

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

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”).  This standard requires employers to recognize the underfunded or overfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income.  Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position.  The new reporting requirement and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 and have been adopted.  See Note 7, “Pensions and Other Post-Retirement Benefits.”  The new measurement date requirement applies for fiscal years ending after December 15, 2008.

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

2.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions, except per common share amounts)
Numerator:
Net (loss) income – numerator for basic and diluted (loss) earnings per common share	$(20.8)	$15.2	$(8.2)	$64.5

Denominator:
Weighted average shares – denominator for basic (loss) earnings per common share	16.2	16.6	16.7	16.9

Effect of dilutive securities:
Convertible debt	-	0.4	-	0.4
Employee stock options and restricted stock	-	0.1	-	0.2

Denominator for diluted (loss) earnings per common share	16.2	17.1	16.7	17.5

Basic (loss) earnings per common share	$(1.28)	$0.92	$(0.49)	$3.82

Diluted (loss) earnings per common share	$(1.28)	$0.89	$(0.49)	$3.69

For the three months and nine months ended September 30, 2007, 0.5 million common shares and 1.3 million common shares, representing all potential dilutive shares for each period, respectively, were excluded from the diluted common share total due to the net loss for the period.

3.	MERGERS AND ACQUISITIONS

We have completed a number of acquisitions during the first nine months of 2007 that are not individually significant.

On September 8, 2006, we completed the merger with Capital Title Group, Inc. (“Capital Title”) whereby Capital Title became a wholly-owned subsidiary of LandAmerica.  Capital Title consists of a title insurance underwriter, several title and escrow agency operations, a property appraisal company, a settlement services provider, and other related companies.  Capital Title serves customers primarily in Arizona, California and Nevada in addition to providing lender services on a national basis.  We believe that our merger with Capital Title has strengthened our presence in key western states and added scale to the services we provide to our mortgage lending customers.

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

Selected unaudited pro forma results of operations, assuming the merger had occurred as of January 1, 2006, are set forth below:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

	(In millions, except per common share amounts)

Total revenue	$1,049.8	$3,148.9
Net income	6.8	52.6
Net income per common share	0.39	2.99
Net income per common share assuming dilution	0.38	2.89

The above pro forma results include consultant fees of $3.3 million and the effect of final intangible asset valuations related to the merger, and do not include any synergies we expect to realize.  The pro forma results are presented for information purposes only and may not be indicative of the operating results that would have occurred had this merger been consummated as of the beginning of 2006.  The results of operations of Capital Title have been included in our consolidated financial statements since the merger date.

4.           INVESTMENTS

We classify our fixed-maturity and equity investments as trading or available-for-sale.  Trading investments are bought and held principally for the purpose of selling them in the near term.  All fixed-maturity and equity investments not classified as trading are classified as available-for-sale.  During first quarter 2007, we transferred $142.6 million of our fixed-maturity securities from available-for-sale securities to trading securities.  Additionally $2.3 million of unrealized gains on these available-for-sale securities which were previously included in accumulated other comprehensive income (loss) were reclassified and recorded in the consolidated statement of operations caption “Net realized investment gains.”  We did not transfer any of our securities between investment categories during second quarter or third quarter 2007.  Trading and available-for-sale investments are recorded at fair market value.  Unrealized holding gains and losses on trading investments are included in earnings.  Unrealized holding gains and losses on available-for-sale investments are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss), net of income taxes, until realized.  Realized gains and losses from the sale of available-for-sale and trading investments are determined on a specific-identification basis.  Dividend and interest income are recognized when earned.

On January 1, 2007, we adopted the provisions of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”).  SFAS No. 155 permits remeasurement for certain financial instruments, clarifies which financial instruments are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate certain interests in securitized financial assets, and makes certain amendments to Statement No. 140 regarding a qualifying special-purpose entity’s ability to hold certain types of financial instruments.  Our adoption of the provisions of SFAS No. 155 did not have a material effect on our financial statements for third quarter 2007 or for the nine months ended September 30, 2007.

5.           INCOME TAXES

Our effective income tax rate was 13.2 percent for the nine months ended September 30, 2007 and 35.8 percent for the nine months ended September 30, 2006.  The difference in the effective tax rate was due primarily to reduced pretax income in relation to permanent differences, changes in the mix of state taxable income or loss, and the release of tax reserves (see further details below).

As a result of an audit of the 2003-2004 tax years, the Internal Revenue Service (“IRS”) has proposed certain adjustments relating to our tax treatment of agency revenue.  Currently, revenue from title policies issued through independent agents is recognized when the policies are reported by the agent for book and tax purposes.  The IRS believes that we are required to estimate the income and commissions associated with the sale of policies by agents during the tax year.  The increased tax liability, which would result in an increase in deferred tax assets, is approximately $35 million.  However, we are disputing the proposed adjustment as we continue to believe that our tax treatment of these transactions is correct and we believe that we will prevail in any dispute with the IRS related to this matter.  Accordingly, no interest or penalties have been accrued for this proposed IRS adjustment as of September 30, 2007.  We expect to defend the matter vigorously through the IRS appeal process and, if necessary, through litigation. We expect the ultimate resolution of this matter will have no material adverse effect on our financial condition or results of operations.

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

Since December 31, 2006, there have been no events that have had a material impact on our tax accounts other than the following issue:

In third quarter, the IRS conceded in full, an issue related to a proposed adjustment from the 2003-2004 audit.  Accordingly, we consider this issue effectively settled under FIN 48, resulting in a reduction in the FIN 48 liability of $1.7 million.  However it is reasonably possible that within the next twelve months the amount of unrecognized tax benefits will increase as a result of other tax positions taken during the current period, the nature of which are consistent with those unrecognized tax benefits at January 1, 2007.  The estimated range of the increase is from $0.6 million to $0.8 million.

6.	POLICY AND CONTRACT CLAIMS

We review our claims experience quarterly, and in conjunction with our outside actuaries, evaluate the adequacy of our claims reserve.  We consider factors such as historical timing of reported claims and claims payment over the period in which policies are effective against actual experience by year of policy issue to determine the amount of claims liability required for each year for which policies are outstanding.  We also consider the impact of current trends in marketplace activity, including refinance activity (which may shorten the time period a policy is outstanding), bankruptcies, and individual large claims attributable to any particular period in determining the expected liability associated with each year.

Based on our quarterly review of the underlying claims data and trends therein, we have provided for claims losses using approximately 9.9 percent and 8.0 percent of operating revenue from the Title Operations segment for the third quarters of 2007 and 2006, respectively, and approximately 8.6 percent and 6.3 percent of operating revenue from the Title Operations segment for the nine months ended September 30, 2007 and 2006, respectively.  The increase in the claims provision ratio in third quarter 2007 was primarily due to upward development of the 2005 policy year of 60 basis points and an increase in the initial claims rate for the 2007 policy year from 6.0 percent to 6.4 percent.  The increase in the claims provision ratio in the nine months ended September 30, 2007 was due to upward development for the 2004 through 2006 policy years and the increase in the initial claims rate for the 2007 policy year.  Since we are subject to liability on claims for an extended period of time, slight changes in current claims experience can have a significant effect on the amount of liability required for potential Incurred But Not Reported (“IBNR”) claims.  We believe that we have reserved appropriately for all reported and IBNR claims at September 30, 2007 based on the results of the actuarial evaluation and evaluation of any known trend.

7.	PENSIONS AND OTHER POST-RETIREMENT BENEFITS

The following presents the estimated net pension expense recorded in the financial statements for the three and nine months ended September 30, 2007 and 2006.

The amounts are as follows:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006

	(In millions)
Components of net pension expense:
Service cost	$-	$-	$0.3	$0.2
Interest cost	3.2	3.6	0.8	0.9
Expected return on plan assets	(4.1)	(4.5)	-	-
Amortization of unrecognized transition obligation	-	-	-	0.3
Recognized prior service cost	-	-	-	0.1
Recognized loss	1.5	1.8	-	0.2
Loss (gain) due to settlement or curtailment	1.1	(2.0)	-	-
Net pension expense	$1.7	$(1.1)	$1.1	$1.7

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006

	(In millions)
Components of net pension expense:
Service cost	$-	$-	$0.9	$0.7
Interest cost	10.5	10.8	2.2	2.7
Expected return on plan assets	(13.5)	(13.5)	-	-
Amortization of unrecognized transition obligation	-	-	-	0.9
Recognized prior service cost	-	-	-	0.3
Recognized loss	4.4	5.4	-	0.5
Loss due to settlement or curtailment	4.1	-	-	-
Net pension expense	$5.5	$2.7	$3.1	$5.1

On December 31, 2004, we froze the accumulation of benefits available under our principal pension plan.

8.	COMMITMENTS AND CONTINGENCIES

General

We are involved in certain litigation arising in the ordinary course of our businesses.  Although the ultimate outcome of these matters cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, based on current knowledge we believe, that the resolution of these matters will not have a material adverse effect on our financial position or results of operations.

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

On January 14, 2005, First California Title Company, New Century Title Company (“New Century”) and United Title Company (collectively, “Capital Title Plaintiffs”) filed a Complaint in the Superior Court of the State of California, County of Los Angeles, against Financial Title Company, Mercury Companies, Inc. (“Mercury”), Stacy Neves, Stephanie Howard, George Willard and Tony Becker (Case  No. BC 327332) (collectively, “Capital Title Defendants”).  The lawsuit claimed substantial monetary and punitive damages for unfair competitive business practices in conjunction with Capital Title Plaintiffs’ loss of approximately 80 employees in California to Capital Title Defendants over an approximately eight month period.  The complaint was later amended to include Alliance Title Company and Christine De’Martini as named defendants.  On September 8, 2006, we completed a merger in which Capital Title Plaintiffs became affiliated companies.  A jury trial began on October 17, 2006.  On December 28, 2006, the jury returned its verdict for Capital Title Plaintiffs in the approximate amount of $2 million.  The punitive damages phase of the bifurcated trial was held on January 2, 2007 and resulted in a punitive damages award for Capital Title Plaintiffs in the approximate amount of $14.6 million.  Judgment was entered on March 8, 2007. Capital Title Defendants filed several post-trial motions including motions for a new trial on the issue of punitive damages.  On March 22, 2007, the trial court granted Mercury’s motion for new trial on the issue of punitive damages.  Having found that the punitive damages awarded by the jury in favor of plaintiff New Century violated due process, the trial court reduced the amount of the punitive damages awarded against Mercury from $11.6 million to $2.9 million.  On April 18, 2007, the trial court issued a Minute Order modifying the previous judgment entered in favor of New Century to reflect this reduction of punitive damages.  The trial court denied similar motions for new trial brought by other Capital Title Defendants.  Accordingly, the total amount of punitive damages awarded against Capital Title Defendants, after the March 22, 2007 order, was $5.9 million.

Voluntary mediation beginning on April 4, 2007 led the parties in both cases to a final settlement in July 2007 pursuant to which Mercury paid to LandAmerica the amount of $12.5 million and the parties agreed to the resolution of all claims, including but not limited to cross claims, post-trial motions and appeals, thus eliminating the necessity for later scheduled trials, including the trial on the Cross Complaints, and appeal deadlines.  The settlement amount is reflected as a reduction of legal fees and costs expended in the litigation in the “General, administrative and other” line (approximately $11.7 million) and in the “Salaries and employee benefits” line (approximately $0.3 million) of the Consolidated Statements of Operations.

On January 25, 2002, Miles R. Henderson and Patricia A. Henderson (“Plaintiffs in the Henderson Suit”) filed a putative class action suit (the “Henderson Suit”) against Lawyers Title Insurance Corporation (“Lawyers Title”) in the Court of Common Pleas for Cuyahoga County, Ohio.  Lawyers Title removed the case to the District Court for the Northern District of Ohio on March 6, 2002, and Plaintiffs in the Henderson Suit amended the complaint on March 8, 2002.  On June 28, 2002, the District Court remanded the case to the Court of Common Pleas for

Cuyahoga County, Ohio.  A similar putative class action suit was filed against Commonwealth, by Rodney P. Simon and Tracy L. Simon (“Plaintiffs in the Simon Suit”) in the Court of Common Pleas for Cuyahoga County, Ohio on March 5, 2003. Plaintiffs’ complaints in both suits alleged that the defendants had a practice of charging original rates for owners title insurance policies when lower, reissue rates should have been charged.  Both defendants initially responded by demanding that the actions be arbitrated, but on final appeal to the Ohio Supreme Court, the Court ruled that arbitration was not required for either suit.  On remand to the trial court, Plaintiffs in the Henderson Suit are now seeking to have the case certified as a class action on behalf of all sellers and buyers of residential property in Ohio who paid the higher original rate from 1992 to the present. A mediation is scheduled for November 7-8, 2007.  The court is in the process of setting a class certification hearing date, which is expected to occur in December 2007.  Plaintiffs in the Simon Suit are seeking to have the case certified as a class action on behalf of all sellers of residential property in Ohio, who paid the original rate from 1993 to the present, as requested in the original complaint, although no hearing date on the class certification has been scheduled.  Plaintiffs’ complaints in both cases demand an unspecified amount of compensatory damages, declaratory and injunctive relief, punitive damages, and attorneys’ fees and costs.  There have been no class certifications, and the defendants believe that they have meritorious defenses.

On September 20, 2004, Kenneth and Deette Higgins (“Plaintiffs in the Higgins Suit”) filed a putative class action suit (the “Higgins Suit”) against Commonwealth Land Title Insurance Company (“Commonwealth”) in the Circuit Court of Nassau County, Florida.  On February 3, 2005, Plaintiffs in the Higgins Suit filed an Amended Class Action Complaint.  Plaintiffs in the Higgins Suit allege that Commonwealth had a practice of charging refinance borrowers higher basic rates for title insurance, rather than the lower reissue rates for which they are alleged to have qualified, and of failing to disclose the potential availability of the lower rates.  Plaintiffs in the Higgins Suit seek to have the case certified as a class action on behalf of all Florida persons or entities who refinanced their mortgages or fee interests on the identical premises from July 1, 1999 to the present where there was no change in the fee ownership and who were charged a premium in excess of the reissue premium.  Plaintiffs’ complaints in the Higgins Suit demand an unspecified amount of compensatory damages, declaratory relief, attorneys’ fees, costs and pre-judgment interest.  There has been no class certification, and Commonwealth believes it has meritorious defenses.

On July 24, 2006, A. D. Alberton (“Plaintiff in the Alberton Suit”) filed a putative class action suit (the “Alberton Suit”) against Commonwealth which is currently pending in the United States District Court for the Eastern District of Pennsylvania.  A similar putative class action suit was filed against Lawyers Title by Shariee L. De Cooman (“Plaintiff in the De Cooman Suit”) in the Court of Common Pleas of Allegheny County, Pennsylvania on or about August 12, 2005.  On November 1, 2005, Plaintiff in the De Cooman Suit filed an Amended Complaint.  Plaintiff’s complaint in the Alberton Suit alleges that Commonwealth charged rates for title insurance in excess of statutorily mandated rates and/or failed to disclose to consumers that they were entitled to reduced title insurance premiums and seeks to certify a class on behalf of all consumers who paid premiums for the purchase of title insurance on Pennsylvania properties from Commonwealth at any time during the year 2000 until August 2005 and qualified for a discounted refinance or reissue rate discount and did not receive such discount.  Plaintiff’s complaint in the De Cooman Suit alleges that Lawyers Title charged the basic rate rather than a reissue or discounted rate to certain consumers and seeks to certify a class on behalf of all owners of residential real estate in Pennsylvania who, at any time during the ten years prior to August 12, 2005 paid premiums for the purchase of title insurance from Lawyers Title, qualified for a reissue or other discounted rate, and did not receive such rate.  A class certification hearing was held on October 16, 2007 in the Alberton Suit after which the judge instructed the parties to provide a proposed report on settlement negotiations in 20 days.  The trial is currently scheduled to commence on January 14, 2008. A class certification hearing was held on October 9, 2007 in the De Cooman Suit.  Plaintiff’s complaint in the Alberton Suit demands an unspecified amount of compensatory damages, declaratory relief, triple damages, restitution, pre-judgment and post-judgment interest and expert fees, attorneys’ fees and costs.  Plaintiff’s complaint in the De Cooman Suit demands an unspecified amount of compensatory damages, punitive damages, triple damages, prejudgment interest, and attorneys’ fees, litigation expenses and costs.  The defendants believe they have meritorious defenses.

With respect to the class action litigation disclosed above, the cases are subject to many uncertainties and complexities, including but not limited to the underlying facts of each matter, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing and structure of their resolution relative to other similar cases brought against other companies, the fact that many of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, and the current challenging legal environment faced by large corporations and insurance companies.  For the reasons specified above, at this stage of the litigation, the amount or range of loss that could result from an unfavorable outcome cannot be reasonably estimated, except with respect to a reserve of $10 million established during third quarter 2007 in connection with the Henderson and Alberton cases.

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

Various states are studying the title insurance product, market, pricing, business practices, and potential regulatory and legislative changes.  Multiple states, including California, Florida, Nevada, New Mexico, New York, Texas, and Washington, are examining pricing levels and/or title insurance regulations.  If it is determined that prices are not justified, rate changes may be implemented, including potential rate reductions.

Some of the pricing examinations, like those conducted in Texas and New Mexico, are conducted annually or biannually and usually result in adjustments to the prices we can charge.  Subsequent to the 2004 Texas Title Insurance Biennial Hearings in August 2006, the Texas Commissioner of Insurance ordered a rate reduction of 3.2 percent effective February 1, 2007.  The rulemaking hearing was held on September 5, 2007, and a decision is pending.  The ratemaking phase has been postponed to March 2008.

Subsequent to a hearing of the New Mexico title rate case concluded on January 18, 2007, the New Mexico Superintendent of Insurance (the “Superintendent”) issued an order on July 20, 2007 (the “Final Order”) mandating a rate reduction of 6.36 percent and a change in the agent/underwriter split from 80/20 to 84.2/15.8 effective September 1, 2007.  The New Mexico Land Title Association (the “NMLTA”) filed a Motion for Reconsideration with the Superintendent on August 3, 2007.  As a result of the Superintendent taking no action with respect to that Motion, on August 20, 2007, the NMLTA filed a Request for Review of Superintendent’s Final Order, a stay and hearing by the New Mexico Public Regulatory Commission (the “Commission”).  Various underwriters also filed an appeal to the Commission.  On August 28, 2007, the Superintendent issued an Order denying the NMLTA’s Motion for Reconsideration and granting the stay request until the Commission completes its review of the case with a requirement that the rate differential be escrowed during the stay and a notice of potential refund be provided to consumers.  If the Commission upholds the Final Order, it can then be appealed to a New Mexico district court, with further appellate review available up to the New Mexico Supreme Court.  The New Mexico Land Title Association and certain underwriters filed motions on October 19, 2007 seeking various remedies relating to the 2006 rate case, which could, if granted, result in certain Commissioners recusing themselves or vacating the 2006 rate decision.  The 2007 rate case is currently scheduled to begin November 16, 2007.  The New Mexico Attorney General has moved to intervene in the case, asked for new data collection and filed a motion with the Superintendent seeking to delay the rate hearing for 6 months.

The California Department of Insurance (“CA DOI”) submitted to the Office of Administrative Law (“OAL”) proposed regulations governing the rating of title insurance and related services that could impose future rate reductions and filing of mandated statistical plans that impose substantially higher costs on title insurance operations in California.  On February 21, 2007, OAL disapproved the regulatory action for failure to comply with certain standards and requirements and on February 28, 2007 issued a written decision detailing the reasons for disapproval. On June 28, 2007, CA DOI submitted revised regulations to OAL that were approved by OAL on July 25, 2007 and subsequently released by the California Secretary of State.  The date for compliance with the requirements of the regulations varies by provision during 2009 and 2010.  LandAmerica and other title companies doing business in the California market have been engaged in discussions with CA DOI regarding alternative approaches to the regulations but may pursue an appeal if such discussions are unsuccessful.  The Commissioner of CA DOI has agreed to propose substantial changes to the data call (i.e. a request to submit information for the insurance experience) and statistical plan portion of the regulations to simplify them and minimize compliance costs, including delaying the effective dates by one year, through a new rulemaking file.  The Commissioner has committed further to (i) eliminate the interim rate reduction if the industry helps CA DOI obtain an alternative method to enforce the data call and (ii) eliminate the maximum rate formula if the industry works with CA DOI to enact substantive alternate reforms.  The Commissioner has requested the California Land Title Association form an advisory group to work directly with CA DOI on these matters.

The Florida Office of Insurance Regulation (“FLOIR”) and Department of Financial Services (“FLDFS”) held a public hearing on August 23, 2007, in which numerous title insurance executives were questioned about Florida title insurance issues. The FLOIR has indicated that a second hearing may be held in November 2007, in preparation for a rate case proceeding, or in preparation for proposed regulatory changes.

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

In June 2005, we established reserves of $19.0 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes settlements with the California, Arizona, Nevada, Virginia, Colorado, and North Carolina departments of insurance.  Based on these settlements and the status of inquiries, we released $6.7 million of this reserve back into earnings in fiscal year 2005 and $0.8 million in fiscal year 2006.  The remaining reserve at September 30, 2007 was approximately $1.9 million.

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

Other Commitments and Guarantees

We had guarantees of indebtedness of others of approximately $2.2 million at September 30, 2007 and approximately $3.4 million at December 31, 2006.

9.	SHAREHOLDERS’ EQUITY

In October 2005, the Board of Directors approved a share repurchase program expiring in July 2007 (the “2005 Program”) that authorized us to repurchase 1.25 million shares of our common stock.  During first quarter 2007, we repurchased 569,000 shares for $39.9 million, at an average cost of $70.18 per share.  As of March 31, 2007, there were no authorized shares remaining under the 2005 Program.

In February 2007, the Board of Directors approved a share repurchase program expiring in October 2008 (the “2007 Program”) that authorizes us to repurchase 1.5 million shares of our common stock.  Under the 2007 Program, we repurchased 474,000 shares during second quarter 2007 for $42.0 million, at an average cost of $88.54 per share.  We repurchased 919,500 shares during third quarter 2007 for $44.9 million, at an average cost of $48.81 per share.  At September 30, 2007, there were approximately 106,500 authorized shares remaining under the 2007 Program.

In August 2007, the Board of Directors approved a share repurchase program expiring in March 2009 (the “2007 II Program”) that authorizes us to repurchase 1.5 million shares of our common stock.  As of September 30, 2007, no shares have been repurchased under the 2007 II Program.

Our 3.25 percent convertible senior debentures due 2034 were convertible to common stock during third quarter 2007 through and including September 30, 2007 and holders of the debentures may convert the debentures into shares of our common stock through the end of the fiscal quarter at the applicable conversion rate then in effect.  At September 30, 2007, the conversion rate was 18.7431 shares per $1,000 principal amount of the 2004 debentures, which was equivalent to a conversion price of approximately $53.35 per share of common stock.

Our 3.125 percent convertible senior debentures due 2033 were convertible to common stock during third quarter 2007 through and including September 30, 2007 and holders of the debentures may convert the debentures into shares of our common stock through the end of the fiscal quarter at the applicable conversion rate then in effect.  At September 30, 2007, the conversion rate was 15.2139 shares per $1,000 principal amount of the 2003 debentures, which was equivalent to a conversion price of approximately $65.73 per share of common stock.

10.	IMPAIRMENT OF INTANGIBLE AND OTHER LONG-LIVED ASSETS

In first quarter 2007, we became aware that one of our tax and flood processing customers, Fremont General Corporation, received a cease and desist order from the Federal Deposit Insurance Corporation relating to lending practices in its mortgage origination business.

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

In January 2006, we announced our plan to relocate and consolidate our corporate offices and shared resources operations.  As a result, we wrote down the existing corporate offices and related assets to fair value less cost to sell.  For the nine months ended September 30, 2006, the impairment charge for the write down was approximately $10.2 million, or $6.6 million net of taxes, which was reflected in our consolidated results of operations.

11.           SEGMENT INFORMATION

We are engaged in the business of providing title insurance as well as a broad array of real estate transaction services through our subsidiaries.  We have three reporting segments that fall within three primary business segments: Title Operations, Lender Services, and Financial Services.  The remaining immaterial businesses have been combined into a category called Corporate and Other.

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

The following tables provide selected financial information about our operations by segment for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	Operating Revenue	Personnel Cost	Depreciation	Amortization of Intangible Assets	Impairment of Intangible and Long- Lived Assets	Income Before Taxes
	(In millions)
2007
Title Operations	$770.9	$222.1	$6.7	$3.4	$-	$1.2
Lender Services	67.3	24.3	2.2	1.3	-	(2.7)
Financial Services	0.2	0.7	0.1	-	-	4.0
Corporate and Other	35.6	25.1	2.3	0.5	-	(30.9)
Total	$874.0	$272.2	$11.3	$5.2	$-	$(28.4)

2006
Title Operations	$865.2	$234.3	$6.1	$3.3	$-	$48.4
Lender Services	59.6	23.4	1.4	2.6	-	3.4
Financial Services	0.2	0.6	-	-	-	4.1
Corporate and Other	29.2	22.6	1.0	0.9	0.5	(31.3)
Total	$954.2	$280.9	$8.5	$6.8	$0.5	$24.6

	Nine Months Ended September 30,
	Operating Revenue	Personnel Cost	Depreciation	Amortization of Intangible Assets	Impairment of Intangible and Long- Lived Assets	Income Before Taxes
	(In millions)
2007
Title Operations	$2,425.6	$738.9	$20.9	$8.8	$-	$65.7
Lender Services	219.1	78.6	6.5	4.6	20.8	(9.7)
Financial Services	0.6	2.4	0.1	0.1	-	14.1
Corporate and Other	111.5	76.1	8.3	3.0	-	(79.5)
Total	$2,756.8	$896.0	$35.8	$16.5	$20.8	$(9.4)

2006
Title Operations	$2,566.2	$703.1	$17.3	$8.8	$-	$171.8
Lender Services	177.1	71.5	3.7	7.8	-	12.2
Financial Services	0.7	1.8	-	0.1	-	12.5
Corporate and Other	83.6	70.0	2.6	2.7	10.2	(96.0)
Total	$2,827.6	$846.4	$23.6	$19.4	$10.2	$100.5

12.	SUBSEQUENT EVENTS

On October 10, 2007, we received net proceeds of $100 million under our existing $200 million revolving credit agreement with SunTrust Bank (the “Credit Agreement”), as administrative agent for a syndicate of other banks, issuing bank and swingline lender.  All of the proceeds received were used to prepay the Notes as described below.

On October 10, 2007, we prepaid, in full, all of our outstanding 7.45% Senior Notes, Series B, Due 2008 (the “Series B Notes”), and all of our outstanding 7.88% Senior Notes, Series C, Due 2011 (the “Series C Notes,” and collectively with the Series B Notes, the “Notes”), issued pursuant to that certain Note Purchase Agreement dated August 31, 2001 (the “Note Agreement”), by and among LandAmerica and each of the purchasers of the Notes.  As of October 10, 2007, the aggregate principal amount of the Notes was $100 million.  The Notes were prepaid at our option in accordance with the terms of the Note Agreement at a price of $107.6 million, representing the aggregate principal amount of the Notes plus accrued and unpaid interest and a “make-whole” amount applicable to the Notes.  We anticipate a charge of $6.7 million in fourth quarter 2007 as a result of the make-whole payment.  The prepayment of the Notes was funded from the $100 million draw under the Credit Agreement and available cash.  As a result of the prepayment of the Notes, the Notes will be surrendered to us and cancelled and will not be reissued.  We exercised our option to prepay the Notes to enhance our financial flexibility.

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

Operations

As estimated by the Mortgage Bankers Association (“MBA”), industry-wide residential mortgage originations declined by approximately $147 billion, or 21.1 percent, in third quarter 2007 from the comparable period in 2006 and declined by approximately $161 billion, or 7.9 percent, during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to significant declines in the buy/sell and refinance markets.

Operating revenues were $874.0 million and $954.2 million for the three months ended September 30, 2007 and 2006, respectively, and $2,756.8 million and $2,827.6 million for the nine months ended September 30, 2007 and 2006, respectively.  Pretax operating (loss) income was $(28.4) million and $24.6 million for the three months ended September 30, 2007 and 2006, respectively, and $(9.4) million and $100.5 million for the nine months ended September 30, 2007 and 2006, respectively.

Before the effect of mergers and acquisitions, our overall decrease in residential mortgage originations in third quarter 2007 resulted in a decline in operating revenues from agency and direct title operations in the Title Operations segment and declines in certain lines of the mortgage originations and loan servicing businesses in the Lender Services segment, as well as declines in the home warranty and property inspection businesses when compared with third quarter 2006.  These declines were offset in part by growth in the title and non-title commercial operations and growth in the default management services business.  The nine months ended September 30, 2007 showed trends similar to third quarter 2007 yet were also positively affected by the acceleration of deferred revenue in the loan servicing business in first quarter 2007.

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

We completed the merger with Capital Title Group, Inc. (“Capital Title”) on September 8, 2006.  Capital Title has been integrated into the Title Operations and Lender Services segments.  As of September 30, 2007, we have achieved annualized pretax cost savings of approximately $16 million in conjunction with such integration.  For further details, see Note 3, “Mergers and Acquisitions” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

During third quarter 2007, we announced additional cost reduction actions in response to the decline in mortgage originations and to improve operating efficiencies.  We expected to eliminate approximately 1,100 full-time equivalent (“FTE”) counts in the second half of 2007 in our residential and lender services groups and related functions; during third quarter 2007, we reduced FTE counts in these direct title and non-title operations by approximately 1,200.  We expect to continue reducing FTE counts in fourth quarter 2007.

In August 2007, we settled a lawsuit with Mercury Companies, Inc. and received a payment in the amount of $12.5 million as part of the settlement.  The payment is reflected as a reduction of legal fees and costs expended in the litigation in the “General, administrative and other” line (approximately $11.7 million) and in the “Salaries and employee benefits” line (approximately $0.3 million) of the Consolidated Statements of Operations.  For further details, see Note 8, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

In September 2007, we established reserves of $10.0 million for anticipated exposure to class action litigation.  For further details, see Note 8, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

On October 10, 2007, we received net proceeds of $100 million under our existing $200 million revolving credit agreement with SunTrust Bank.  All of the proceeds received were used to prepay certain senior notes.  For further details, see Note 12, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

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

Recent Accounting Pronouncements

In March 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF No. 06-10”).  EITF No. 06-10 requires an employer to recognize a liability for the post-retirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement of Financial Accounting Standards (“SFAS”) No. 106 or Accounting Principles Board (“APB”) Opinion No. 12 if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit.  EITF No. 06-10 also requires an employer to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement.  EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007 with early adoption permitted.  We have determined that the adoption of EITF No. 06-10 will not have a material effect on our financial statements.

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

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”).  This standard requires employers to recognize the underfunded or overfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income.  Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position.  The new reporting requirement and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 and have been adopted.  See Note 7, “Pensions and Other Post-Retirement Benefits” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.  The new measurement date requirement applies for fiscal years ending after December 15, 2008 and has not yet been adopted.

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

Seasonality

The residential title insurance business tends to be seasonal.  Residential buy/sell activity is generally slower in the winter, when fewer families buy or sell homes, with increased volumes in the spring and summer.  Residential refinancing activity is generally more uniform throughout the seasons, but is subject to interest rate variability.  We typically report our lowest revenue from agency and direct title operations in the first quarter, with such revenue increasing into the second quarter and through the third quarter.  Due to the weak residential real estate environment and the sharp contraction of the credit markets in the third quarter, we did not experience the typical seasonal pickup in volume during second and third quarter 2007 that we have seen in recent years.  Third quarter 2007 revenue was lower than the first quarter of this year, which is typically the weakest seasonal quarter.

Results of Operations

Operating Revenue

The following table provides a summary of our operating revenue for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007		2006
	(Dollars in millions)
Title Operations
Direct Operations	$326.9	37.4%	$361.6	37.9%
Agency Operations	444.0	50.8	503.6	52.8
	770.9	88.2	865.2	90.7

Lender Services	67.3	7.7	59.6	6.2

Financial Services	0.2	-	0.2	-

Corporate and Other	35.6	4.1	29.2	3.1

Total	$874.0	100.0%	$954.2	100.0%

	Nine Months Ended September 30,
	2007		2006
	(Dollars in millions)
Title Operations
Direct Operations	$1,106.3	40.1%	$1,079.1	38.2%
Agency Operations	1,319.3	47.9	1,487.1	52.6
	2,425.6	88.0	2,566.2	90.8

Lender Services	219.1	8.0	177.1	6.3

Financial Services	0.6	-	0.7	-

Corporate and Other	111.5	4.0	83.6	2.9

Total	$2,756.8	100.0%	$2,827.6	100.0%

Title Operations - Operating revenue from direct title operations decreased by $34.7 million, or 9.6 percent, in third quarter 2007 from third quarter 2006 and increased by $27.2 million, or 2.5 percent, in the nine months ended September 30, 2007 over the comparable period in 2006. During the third quarter and first nine months of 2007, direct operating revenue was negatively affected by a reduction in volume from the sharp decline in residential mortgage originations.  This decline was offset in part by incremental volume from the merger with Capital Title and strong commercial revenue.

Revenue from direct title commercial operations was $103.1 million in third quarter 2007 compared to $85.7 million in third quarter 2006, an increase of 20.3 percent, and $322.8 million in the nine months ended September 30, 2007 compared to $263.7 million in the nine months ended September 30, 2006, an increase of 22.4 percent.

Closed orders from our direct title operations were approximately 140,000 in third quarter 2007 compared to approximately 174,000 in third quarter 2006.  Closed orders from direct title operations for the nine months ended September 30, 2007 were approximately 486,000 compared to approximately 524,000 for the nine months ended September 30, 2006.  Direct revenue per direct order closed increased approximately 9.5 percent, from approximately $2,100 in the third quarter and nine months ended September 30, 2006 to approximately $2,300 in the third quarter and nine months ended September 30, 2007 due to the mix of commercial versus residential business.

Operating revenue from agency title operations in third quarter 2007 decreased by $59.6 million, or 11.8 percent, from third quarter 2006. Operating revenue from agency title operations for the nine months ended September 30, 2007 decreased by $167.8 million, or 11.3 percent, compared to the nine months ended September 30, 2006 due to the sharp decline in market conditions across most regions, particularly in certain southeastern markets.

The MBA has forecasted that 2007 and 2008 residential mortgage originations will be lower than 2006 levels by approximately 15 percent and 31 percent, respectively.  We can provide no assurance that the effect of our acquisitions, commercial revenues, cost reduction measures, and direct operating revenue per direct order closed will offset the effect of the forecasted decline in the residential real estate market on our title revenues and profitability.  We are seeing early signs of softening in the commercial markets.

Lender Services -  Operating revenue for Lender Services increased by $7.7 million, or 12.9 percent, in third quarter 2007 compared to third quarter 2006.  Operating revenue increased by $42.0 million, or 23.7 percent, for Lender Services for the nine months ended September 30, 2007 over the comparable period in 2006.  Revenue for third quarter 2007 and for the nine months ended September 30, 2007 was positively affected by increased business as a result of the merger with Capital Title and growth in default management services.  Revenue in the nine months ended September 30, 2007 was also positively affected by the acceleration of deferred revenue in the loan servicing business in first quarter 2007.  These increases were offset in part by lower volumes in certain product lines in the mortgage origination business and the loan servicing business due to declines in the residential real estate market.  The default management services business experienced growth in volume in third quarter 2007 and in the nine months ended September 30, 2007 due to increased demand for lien monitoring, broker price opinions and appraisals, foreclosures, reconveyances and other related services as a result of the downturn in the residential real estate market.

Corporate and Other -  Operating revenue for Corporate and Other increased by $6.4 million, or 21.9 percent, in third quarter 2007 over third quarter 2006 and increased by $27.9 million, or 33.4 percent, in the nine months ended September 30, 2007 over the nine months ended September 30, 2006.  The increase in operating revenue was primarily due to continued strength in the commercial market.  Revenue from commercial operations was $23.4 million in third quarter 2007 compared to $15.7 million in third quarter 2006, an increase of 49.0 percent.  Revenue from commercial operations was $67.4 million in the nine months ended September 30, 2007 compared to $42.5 million in the nine months ended September 30, 2006, an increase of 58.6 percent.  Improvements in commercial operations in third quarter 2007 and in the nine months ended September 30, 2007 were offset in part by declines in the home warranty and property inspection businesses.

Investment and Other Income

Investment and other income decreased by approximately 16.1 percent in third quarter 2007 from third quarter 2006 and decreased by approximately 5.2 percent in the nine months ended September 30, 2007 from the first nine months of 2006.  Investment and other income includes income generated from our investment and loan portfolios and income generated from our equity interests in unconsolidated affiliates.  Income from our unconsolidated affiliates has declined in the third quarter and nine months ended September 30, 2007 when compared with the third quarter and nine months ended September 30, 2006, respectively, following the overall decline in the residential real estate market, and was offset in part by increases in investment income from a larger loan portfolio and a modest increase in interest rates.

Net Realized Investment Gains

Net realized investment gains were $6.2 million in third quarter 2007 compared to $6.1 million in third quarter 2006 and $14.6 million in the nine months ended September 30, 2007 compared to $5.5 million in the nine months ended September 30, 2006.  Net realized investment gains in third quarter 2007 consisted primarily of gains on the sale of equity securities and unrealized gains on trading investments offset in part by losses on the sale of portions of our bond portfolio.  Net realized investment gains in third quarter 2006 were primarily from the repositioning of our REIT portfolio.  The increase in net realized investment gains for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to gains from the continued repositioning of our REIT portfolio and the reclassification of unrealized net gains on trading investments from accumulated other comprehensive income (loss) in first quarter 2007, and gains on the sale of equity securities and unrealized gains on trading investments offset in part by losses on the sale of portions of our bond portfolio in third quarter 2007.  We recognized approximately $1.6 million of realized losses in second quarter 2006 on fixed income securities that were deemed to be other-than-temporarily impaired. We did not recognize losses on the impairment of investments in 2007.  For further details, see Note 4, “Investments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Salary and Employee Benefits

The following table provides a summary of our salary and employee benefit costs for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007		2006
	(Dollars in millions)

Title Operations	$222.1	81.6%	$234.3	83.4%

Lender Services	24.3	8.9	23.4	8.3

Financial Services	0.7	0.3	0.6	0.2

Corporate and Other	25.1	9.2	22.6	8.1

Total	$272.2	100.0%	$280.9	100.0%

	Nine Months Ended September 30,
	2007		2006
	(Dollars in millions)

Title Operations	$738.9	82.5%	$703.1	83.1%

Lender Services	78.6	8.8	71.5	8.4

Financial Services	2.4	0.2	1.8	0.2

Corporate and Other	76.1	8.5	70.0	8.3

Total	$896.0	100.0%	$846.4	100.0%

Title Operations – Title Operations salary and employee benefit costs decreased by $12.2 million, or 5.2 percent, in third quarter 2007 compared to third quarter 2006, and increased by $35.8 million, or 5.1 percent, in the nine months ended September 30, 2007 over the comparable period in 2006.  Average Full Time Equivalent (“FTE”) counts for the Title Operations segment were approximately 10,400 in third quarter 2007 versus approximately 10,700 in third quarter

2006, a decrease of 2.8 percent.  Salary and employee benefit costs and FTE counts decreased in third quarter 2007 compared to third quarter 2006 primarily as a result of announced cost reduction actions offset in part by incremental salary and employee benefit costs and FTE counts from the Capital Title merger.  FTE counts for the Title Operations segment increased to approximately 11,000 in the nine months ended September 30, 2007 from approximately 10,600 in the nine months ended September 30, 2006, or 3.8 percent.  Salary and employee benefit costs and FTE counts increased in the first nine months of 2007 from the first nine months of 2006 primarily to service additional business from the merger with Capital Title and the increase in commercial business.  These increases were offset in part by declines in staffing levels in the agency and direct title operations in response to declines in the residential real estate market.

Lender Services – Lender Services salary and employee benefit costs increased by $0.9 million, or 3.8 percent, in third quarter 2007 compared to third quarter 2006, and increased by $7.1 million, or 9.9 percent, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  FTE counts for the Lender Services segment were approximately 1,700 in third quarter 2007 versus approximately 1,600 in third quarter 2006, an increase of 6.2 percent.  FTE counts for the Lender Services segment were approximately 1,800 in the nine months ended September 30, 2007 versus approximately 1,600 in the nine months ended September 30, 2006, an increase of 12.5 percent.  Salary and employee benefit costs and FTE counts increased primarily to service additional business as the result of the merger with Capital Title. These increases were offset in part by reductions in FTE counts in certain product lines in the loan servicing business and in the mortgage origination business to adjust for lower business volume.

Corporate and Other– Corporate and Other salary and employee benefit costs increased by $2.5 million, or 11.1 percent, in third quarter 2007 over third quarter 2006 and increased by $6.1 million, or 8.7 percent, in the nine months ended September 30, 2007 over the nine months ended September 30, 2006.  Salary and employee benefit costs increased primarily to support continued strong commercial business included in the Corporate and Other category.

Provision for Policy and Contract Claims

Based on our quarterly review of the underlying claims data and trends therein, we have provided for claims losses using approximately 9.9 percent and 8.0 percent of operating revenue from the Title Operations segment for the third quarters of 2007 and 2006, respectively, and approximately 8.6 percent and 6.3 percent of operating revenue from the Title Operations segment for the nine months ended September 30, 2007 and 2006, respectively.  The increase in the claims provision ratio in third quarter 2007 was primarily due to upward development of the 2005 policy year of 60 basis points and an increase in the initial claims rate for the 2007 policy year from 6.0 percent to 6.4 percent.  The increase in the claims provision ratio in the nine months ended September 30, 2007 was due to upward development for the 2004 through 2006 policy years and the increase in the initial claims rate for the 2007 policy year.  Since we are subject to liability on claims for an extended period of time, slight changes in current claims experience can have a significant effect on the amount of liability required for potential Incurred But Not Reported (“IBNR”) claims.  We believe that we have reserved appropriately for all reported and IBNR claims at September 30, 2007 based on the results of the actuarial evaluation and evaluation of any known trend.  For further details, see Note 6, “Policy and Contract Claims” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Impairment of Intangible and Other Long-Lived Assets

In first quarter 2007, we recorded an impairment of $20.8 million related to our customer relationship intangible asset of our tax and flood business in the Lender Services segment.  The effect of the impairment is expected to reduce amortization expense by approximately $3.2 million on an annual basis.  No impairments were recorded in second quarter or third quarter 2007.  In first quarter 2006, we wrote down our existing building and related assets to fair value less cost to sell by approximately $9.7 million in connection with the relocation and consolidation of our corporate offices and shared resources operations. We adjusted the write-down of the corporate office building and related assets to fair value less cost to sell by approximately $0.5 million in third quarter 2006.  For further details, see Note 10, “Impairment of Intangible and Other Long-Lived Assets” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Amortization

Amortization expense decreased by $1.6 million in third quarter 2007 compared to third quarter 2006 and decreased by $2.9 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  These declines were primarily due to the impairment of a customer relationship intangible asset in the tax and flood business of our Lender Services segment.  For further details, see Note 10, “Impairment of Intangible and Other Long-lived Assets” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Interest Expense

Interest expense is comprised of interest paid on long-term debt primarily in the Corporate and Other category and interest paid to holders of demand deposits in the Financial Services segment.  Interest expense increased by $1.3 million in third quarter 2007 compared to third quarter 2006 primarily due to an increase in interest on demand deposits due to an increase in balances and interest rates.  Interest expense increased by $6.3 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to interest on our senior notes and credit facility that were used to pay a portion of the purchase price for Capital Title and an increase in interest on demand deposits due to an increase in balances and interest rates.  See “Liquidity and Capital Resources” for further details.

General, Administrative, and Other

The following table provides a summary of our general, administrative, and other expenses for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007		2006
	(Dollars in millions)

Title Operations	$121.8	61.4%	$116.5	66.2%

Lender Services	43.2	21.8	30.2	17.2

Financial Services	0.4	0.2	0.7	0.4

Corporate and Other	32.9	16.6	28.6	16.2

Total	$198.3	100.0%	$176.0	100.0%

	Nine Months Ended September 30,
	2007		2006
	(Dollars in millions)

Title Operations	$374.5	63.9%	$353.5	68.3%

Lender Services	120.0	20.5	84.9	16.4

Financial Services	0.9	0.2	1.3	0.3

Corporate and Other	90.3	15.4	77.8	15.0

Total	$585.7	100.0%	$517.5	100.0%

Title Operations – Title Operations general, administrative, and other expenses increased by $5.3 million, or 4.5 percent, in third quarter 2007 from third quarter 2006 primarily due to higher expenses to support additional business as a result of the merger with Capital Title and commercial operations, $10.0 million related to a legal accrual for two class action lawsuits, and approximately $6.4 million related to incremental lease termination costs offset in part by proceeds from a lawsuit settlement of approximately $12 million.  General, administrative, and other expenses increased by $21.0 million, or 5.9 percent, in the nine months ended September 30, 2007 from the nine months ended September 30, 2006 primarily to support additional business as a result of the merger with Capital Title and commercial operations as well as $10.0 million related to a legal accrual for two class action lawsuits and approximately $8.0 million related to incremental lease termination costs.  The increases in the first nine months were partially offset by cost reductions to match declines in residential business volume and by the proceeds from a lawsuit settlement.  For further details, see Note 8, “Commitments and Contingencies” of the Notes to Consolidated Statements in Part I, Item 1 of this report.

Lender Services – Lender Services general, administrative, and other expenses increased by $13.0 million, or 43.0 percent, in third quarter 2007 from third quarter 2006 and increased by $35.1 million, or 41.3 percent, in the nine months ended September 30, 2007 from the comparable period in 2006.  The increase in general and administrative expenses was primarily due to the merger with Capital Title and other acquisitions and to support growth in the default management services line within the loan servicing business.  These increases were offset in part by declines in the credit services line of the mortgage originations business to match declines in business volume.

Corporate and Other– Corporate and Other general, administrative, and other expenses increased by $4.3 million, or 15.0 percent, in third quarter 2007 from third quarter 2006 and increased by $12.5 million, or 16.1 percent, in the nine months ended September 30, 2007 from the first nine months of 2006.  The increase in general, administrative, and other expenses was primarily to support increased commercial business.  We recorded $3.8 million in third quarter 2006 and $5.2 million in the first nine months of 2006 related to costs associated with the relocation and consolidation of our corporate offices.

Income Taxes

Our effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 13.2 percent for the nine months ended September 30, 2007 and 35.8 percent for the nine months ended September 30, 2006.  The change in the effective tax rate was due primarily to the reduced pretax income in relation to permanent differences, the mix of state taxable income or loss from our non-insurance subsidiaries, and the release of a tax reserve.  For further details, see Note 5, “Income Taxes” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Net (Loss) Income

Our reported net loss was $(20.8) million or $(1.28) per common share on a diluted basis in third quarter 2007 compared to net income of $15.2 million or $0.89 per common share on a diluted basis in third quarter 2006.  Net loss in third quarter 2007 reflected the sharp decline in the residential housing market, a $10.0 million legal accrual for two class action lawsuits, or $6.4 million net of taxes, $7.7 million of incremental severance and lease termination costs, or $4.7 million net of taxes, and an increase in the claims provision offset in part by continued strength in the commercial market and proceeds from a lawsuit settlement of approximately $12 million, or approximately $7 million net of taxes.

Our reported net loss was $(8.2) million or $(0.49) per common share on a diluted basis for the nine months ended September 30, 2007 compared to net income of $64.5 million or $3.69 per common share on a diluted basis for the nine months ended September 30, 2006.  Net loss for the nine months ended September 30, 2007 reflected an impairment charge in first quarter 2007 for a customer relationship intangible asset in the Lender Services segment of $20.8 million, or $12.5 million net of taxes, a higher claims provision ratio, the effects of the sharp decline in the residential housing market, a $10.0 million legal accrual for two class action lawsuits, or $6.4 million net of taxes, and $9.7 million of incremental severance and lease termination costs, or $5.9 million net of taxes.  These items were offset in part by continued strength in the commercial market and proceeds from a lawsuit settlement of approximately $12 million, or approximately $7 million net of taxes. Net income for the nine months ended September 30, 2006 included the write down of the corporate offices to fair value less cost to sell of $10.2 million, or $6.6 million net of taxes.  For further details, see Note 6, “Policy and Contract Claims,” Note 8, “Commitments and Contingencies,” and Note 10, “Impairment of Intangible and Other Long-Lived Assets” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Liquidity and Capital Resources

Consolidated

Cash provided by operating activities was $84.0 million for the nine months ended September 30, 2007 compared to $122.9 million for the nine months ended September 30, 2006. The decrease in cash provided by operating activities was primarily due to the decline in net income.  Cash provided by investing activities was $252.1 million for the nine months ended September 30, 2007 compared to cash used in investing activities of $(731.5) million for the nine months ended September 30, 2006.  The increase in cash provided by investing activities was due primarily to declines in investments in federal funds sold, a decrease in the purchases of businesses, net of cash acquired, proceeds from the sale of short-term investments, proceeds from the sale or maturity of fixed-maturity and equity securities, and a decline in the cost of additions to the fixed maturities investment portfolio.  Cash used in financing activities was $(353.7) million for the nine months ended September 30, 2007 compared to cash provided by financing activities of $606.6 million for the nine months ended September 30, 2006.  The change in cash from financing activities was due primarily to the decline in escrow deposits held by Centennial Bank which trended with the general decline in the real estate market, a decline in the issuance of debt, and an increase in share repurchases.  At September 30, 2007, we held cash of $64.9 million and investments of $1,476.4 million.  At September 30, 2006, we invested a temporary commercial customer deposit in federal funds sold investments of $407.9 million.

Parent Company

For the nine months ended September 30, 2007, our primary uses of funds at the holding company level included repayment of the credit arrangement that was used to fund, in part, the merger with Capital Title, share repurchases, funding the working capital needs of our subsidiaries, and payment of dividends on our common stock.  At September 30, 2007, at the holding company level, approximately $42.2 million of cash, short-term investments and marketable securities was available for general corporate purposes, payment of dividends, and share repurchases.  The holding company’s principal source of funds is dividends from its title insurance subsidiaries.

Regulatory

In June 2006, we completed the process of redomesticating our three principal title insurance subsidiaries, Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation, and Transnation Title Insurance Company from the states of Pennsylvania, Virginia, and Arizona, respectively, to the state of Nebraska.  The redomestication of these title insurance subsidiaries has resulted in streamlined regulatory, tax, and statutory accounting functions derived from having these subsidiaries subject to the same laws and regulations.  Under Nebraska insurance laws and regulations, approximately $137.0 million of the net assets of our consolidated insurance subsidiaries are available during the remainder of 2007 for ordinary dividends, loans, or advances to us.  We believe that the redomestication of these subsidiaries will increase net income and the cumulative amount of surplus that is available to pay dividends to the holding company from the release of these subsidiaries’ excess statutory reserves over GAAP claims reserves, subject to certain annual limitations and any approval that may be required by the Nebraska Department of Insurance.  As part of our annual release of statutory premium reserves, our subsidiaries released $147.2 million of excess statutory over GAAP claims reserves in the third quarter of 2007.  We received approximately $15 million and $100 million in dividends from our three principal title insurance subsidiaries during the third quarter and the nine months ended September 30, 2007, respectively.

Investment Strategy

During first quarter 2007, we transferred $142.6 million of our fixed-maturity securities from available-for-sale securities to trading securities.  We did not transfer any of our securities between investment categories during the second or third quarters of 2007.  For further details, see Note 4, “Investments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Mergers and Acquisitions

On September 8, 2006, we completed the merger with Capital Title which consists of a title insurance underwriter, several title and escrow agency operations, a property appraisal company, a settlement services provider and other related companies.  Capital Title serves customers primarily in Arizona, California and Nevada in addition to providing lender services on a national basis.  We believe that our merger with Capital Title has strengthened our presence in key western states and added scale to our Lender Services platform.  We acquired 100 percent of Capital Title’s common stock for approximately $252.6 million, which consisted of $202.9 million of cash, including direct transaction costs of $3.6 million, and $49.7 million of our common stock, which represented 775,576 shares.  Capital Title has been integrated into the Title Operations and Lender Services segments as of the merger date.  As of September 30, 2007, we have achieved annualized pretax cost savings of approximately $16 million in conjunction with such integration.  For further details, see Note 3, “Mergers and Acquisitions” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Shareholders’ Equity

In October 2005, the Board of Directors approved a share repurchase program expiring in July 2007 (the “2005 Program”) that authorized us to repurchase 1.25 million shares of our common stock.  During first quarter 2007, we repurchased 569,000 shares for $39.9 million, at an average cost of $70.18 per share.  As of March 31, 2007, there were no authorized shares remaining under the 2005 Program.

In February 2007, the Board of Directors approved a share repurchase program expiring in October 2008 (the “2007 Program”) that authorizes us to repurchase 1.5 million shares of our common stock.  Under the 2007 Program, we repurchased 474,000 shares during second quarter 2007 for $42.0 million, at an average cost of $88.54 per share.  We repurchased 919,500 shares during third quarter 2007 for $44.9 million, at an average cost of $48.81 per share.  At September 30, 2007, there were approximately 106,500 authorized shares remaining under the 2007 Program.

In August 2007, the Board of Directors approved a share repurchase program expiring in March 2009 (the “2007 II Program”) that authorizes us to repurchase 1.5 million shares of our common stock.  As of September 30, 2007, no shares have been repurchased under the 2007 II Program.

Our 3.25 percent convertible senior debentures due 2034 were convertible to common stock during third quarter 2007 through and including September 30, 2007 and holders of the debentures may convert the debentures into shares of our common stock through the end of the fiscal quarter at the applicable conversion rate then in effect.  At September 30, 2007, the conversion rate was 18.7431 shares per $1,000 principal amount of the 2004 debentures, which was equivalent to a conversion price of approximately $53.35 per share of common stock.

Our 3.125 percent convertible senior debentures due 2033 were convertible to common stock during third quarter 2007 through and including September 30, 2007 and holders of the debentures may convert the debentures into shares of our common stock through the end of the fiscal quarter at the applicable conversion rate then in effect.  At September 30, 2007, the conversion rate was 15.2139 shares per $1,000 principal amount of the 2003 debentures, which was equivalent to a conversion price of approximately $65.73 per share of common stock.

In connection with the issuance of the 2004 debentures, we entered into a call option designed to mitigate the potential dilution from the conversion of the 2004 debentures.  Under the ten-year term of the call option, we may require a counterparty to deliver approximately 2.3 million shares of our common stock to us at a price which approximates the conversion price of the 2004 debentures.

Financing

On October 10, 2007, we received net proceeds of $100 million under our existing $200 million revolving credit agreement with SunTrust Bank (the “Credit Agreement”), as administrative agent for a syndicate of other banks, issuing bank and swingline lender.  All of the proceeds received were used to prepay our outstanding 7.45% Senior Notes, Series B, Due 2008 (the “Series B Notes”), and all of our outstanding 7.88% Senior Notes, Series C, Due 2011 (the “Series C Notes” and collectively with the Series B Notes, the “Notes”), issued pursuant to that certain Note Purchase Agreement dated August 31, 2001 (the “Note Agreement”), by and among LandAmerica and each of the purchasers of the Notes.  As of October 10, 2007, the aggregate principal amount of the Notes was $100 million.  The Notes were prepaid at our option in accordance with the terms of the Note Agreement at a price of $107.6 million, representing the aggregate principal amount of the Notes plus accrued and unpaid interest and a “make-whole” amount applicable to the Notes. We anticipate a charge of $6.7 million in fourth quarter 2007 as a result of the make-whole payment.  The prepayment of the Notes was funded from the $100 million draw under the Credit Agreement and available cash.  As a result of the prepayment of the Notes, the Notes will be surrendered to us and cancelled and will not be reissued.  We exercised our option to prepay the Notes to enhance our financial flexibility.  For further details, see Note 12, “Subsequent Events” of the Notes to consolidated Financial Statements in Part I, Item 1 of this report.

Summary

We believe our revolving credit facilities and anticipated cash flows from operations will provide us with sufficient liquidity to meet our operating requirements for the foreseeable future.  For further information about our borrowings, see our Annual Report on Form 10-K for the year ended December 31, 2006.

Pending Legal Proceedings

General

We are involved in certain litigation arising in the ordinary course of our businesses.  Although the ultimate outcome of these matters cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, based on current knowledge we believe, that the resolution of these matters will not have a material adverse effect on our financial position or results of operations.

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

On January 14, 2005, First California Title Company, New Century Title Company (“New Century”) and United Title Company (collectively, “Capital Title Plaintiffs”) filed a Complaint in the Superior Court of the State of California, County of Los Angeles, against Financial Title Company, Mercury Companies, Inc. (“Mercury”), Stacy Neves, Stephanie Howard, George Willard and Tony Becker (Case  No. BC 327332) (collectively, “Capital Title Defendants”).  The lawsuit claimed substantial monetary and punitive damages for unfair competitive business practices in conjunction with Capital Title Plaintiffs’ loss of approximately 80 employees in California to Capital Title Defendants over an approximately eight month period.  The complaint was later amended to include Alliance Title Company and Christine De’Martini as named defendants.  On September 8, 2006, we completed a merger in which Capital Title Plaintiffs became affiliated companies.  A jury trial began on October 17, 2006.  On December 28, 2006, the jury returned its verdict for Capital Title Plaintiffs in the approximate amount of $2 million.  The punitive damages phase of the bifurcated trial was held on January 2, 2007 and resulted in a punitive damages award for Capital Title Plaintiffs in the approximate amount of $14.6 million.  Judgment was entered on March 8, 2007. Capital Title Defendants filed several post-trial motions including motions for a new trial on the issue of punitive damages.  On March 22, 2007, the trial court granted Mercury’s motion for new trial on the issue of punitive damages.  Having found that the punitive damages awarded by the jury in favor of plaintiff New Century violated due process, the trial court reduced the amount of the punitive damages awarded against Mercury from $11.6 million to $2.9 million.  On April 18, 2007, the trial court issued a Minute Order modifying the previous judgment entered in favor of New Century to reflect this reduction of punitive damages.  The trial court denied similar motions for new trial brought by other Capital Title Defendants.  Accordingly, the total amount of punitive damages awarded against Capital Title Defendants, after the March 22, 2007 order, was $5.9 million.

Voluntary mediation beginning on April 4, 2007 led the parties in both cases to a final settlement in July 2007 pursuant to which Mercury paid to LandAmerica the amount of $12.5 million and the parties agreed to the resolution of all claims, including but not limited to cross claims, post-trial motions and appeals, thus eliminating the necessity for later scheduled trials, including the trial on the Cross Complaints, and appeal deadlines.  The settlement amount is reflected as a reduction of legal fees and costs expended in the litigation in the “General, administrative and other” line (approximately $11.7 million) and in the “Salaries and employee benefits” line (approximately $0.3 million) of the Consolidated Statements of Operations.

On January 25, 2002, Miles R. Henderson and Patricia A. Henderson (“Plaintiffs in the Henderson Suit”) filed a putative class action suit (the “Henderson Suit”) against Lawyers Title Insurance Corporation (“Lawyers Title”) in the Court of Common Pleas for Cuyahoga County, Ohio.  Lawyers Title removed the case to the District Court for the Northern District of Ohio on March 6, 2002, and Plaintiffs in the Henderson Suit amended the complaint on March 8, 2002.  On June 28, 2002, the District Court remanded the case to the Court of Common Pleas for Cuyahoga County, Ohio.  A similar putative class action suit was filed against Commonwealth, by Rodney P. Simon and Tracy L. Simon (“Plaintiffs in the Simon Suit”) in the Court of Common Pleas for Cuyahoga County, Ohio on March 5, 2003. Plaintiffs’ complaints in both suits alleged that the defendants had a practice of charging original rates for owners title insurance policies when lower, reissue rates should have been charged.  Both defendants initially responded by demanding that the actions be arbitrated, but on final appeal to the Ohio Supreme Court, the Court ruled that arbitration was not required for either suit.  On remand to the trial court, Plaintiffs in the Henderson Suit are now seeking to have the case certified as a class action on behalf of all sellers and buyers of residential property in Ohio who paid the higher original rate from 1992 to the present. A mediation is scheduled for November 7-8, 2007.  The court is in the process of setting a class certification hearing date, which is expected to occur in December 2007.  Plaintiffs in the Simon Suit are seeking to have the case certified as a class action on behalf of all sellers of residential property in Ohio, who paid the original rate from 1993 to the present, as requested in the original complaint, although no hearing date on the class certification has been scheduled.  Plaintiffs’ complaints in both cases demand an unspecified amount of compensatory damages, declaratory and injunctive relief, punitive damages, and attorneys’ fees and costs.  There have been no class certifications, and the defendants believe that they have meritorious defenses.

On September 20, 2004, Kenneth and Deette Higgins (“Plaintiffs in the Higgins Suit”) filed a putative class action suit (the “Higgins Suit”) against Commonwealth Land Title Insurance Company (“Commonwealth”) in the Circuit Court of Nassau County, Florida.  On February 3, 2005, Plaintiffs in the Higgins Suit filed an Amended Class Action Complaint.  Plaintiffs in the Higgins Suit allege that Commonwealth had a practice of charging refinance borrowers higher basic rates for title insurance, rather than the lower reissue rates for which they are alleged to have qualified, and of failing to disclose the potential availability of the lower rates.  Plaintiffs in the Higgins Suit seek to have the case certified as a class action on behalf of all Florida persons or entities who refinanced their mortgages or fee interests on the identical premises from July 1, 1999 to the present where there was no change in the fee ownership and who were charged a premium in excess of the reissue premium.  Plaintiffs’ complaints in the Higgins Suit demand an unspecified amount of compensatory damages, declaratory relief, attorneys’ fees, costs and pre-judgment interest.  There has been no class certification, and Commonwealth believes it has meritorious defenses.

On July 24, 2006, A. D. Alberton (“Plaintiff in the Alberton Suit”) filed a putative class action suit (the “Alberton Suit”) against Commonwealth which is currently pending in the United

States District Court for the Eastern District of Pennsylvania.  A similar putative class action suit was filed against Lawyers Title by Shariee L. De Cooman (“Plaintiff in the De Cooman Suit”) in the Court of Common Pleas of Allegheny County, Pennsylvania on or about August 12, 2005.  On November 1, 2005, Plaintiff in the De Cooman Suit filed an Amended Complaint.  Plaintiff’s complaint in the Alberton Suit alleges that Commonwealth charged rates for title insurance in excess of statutorily mandated rates and/or failed to disclose to consumers that they were entitled to reduced title insurance premiums and seeks to certify a class on behalf of all consumers who paid premiums for the purchase of title insurance on Pennsylvania properties from Commonwealth at any time during the year 2000 until August 2005 and qualified for a discounted refinance or reissue rate discount and did not receive such discount.  Plaintiff’s complaint in the De Cooman Suit alleges that Lawyers Title charged the basic rate rather than a reissue or discounted rate to certain consumers and seeks to certify a class on behalf of all owners of residential real estate in Pennsylvania who, at any time during the ten years prior to August 12, 2005 paid premiums for the purchase of title insurance from Lawyers Title, qualified for a reissue or other discounted rate, and did not receive such rate.  A class certification hearing was held on October 16, 2007 in the Alberton Suit after which the judge instructed the parties to provide a proposed report on settlement negotiations in 20 days.  The trial is currently scheduled to commence on January 14, 2008. A class certification hearing was held on October 9, 2007 in the De Cooman Suit.  Plaintiff’s complaint in the Alberton Suit demands an unspecified amount of compensatory damages, declaratory relief, triple damages, restitution, pre-judgment and post-judgment interest and expert fees, attorneys’ fees and costs.  Plaintiff’s complaint in the De Cooman Suit demands an unspecified amount of compensatory damages, punitive damages, triple damages, prejudgment interest, and attorneys’ fees, litigation expenses and costs.  The defendants believe they have meritorious defenses.

With respect to the class action litigation disclosed above, the cases are subject to many uncertainties and complexities, including but not limited to the underlying facts of each matter, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing and structure of their resolution relative to other similar cases brought against other companies, the fact that many of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, and the current challenging legal environment faced by large corporations and insurance companies.  For the reasons specified above, at this stage of the litigation, the amount or range of loss that could result from an unfavorable outcome cannot be reasonably estimated, except with respect to a reserve of $10 million established during third quarter 2007 in connection with the Henderson and Alberton cases.

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

Various states are studying the title insurance product, market, pricing, business practices, and potential regulatory and legislative changes.  Multiple states, including California, Florida, Nevada, New Mexico, New York, Texas, and Washington, are examining pricing levels and/or title insurance regulations.  If it is determined that prices are not justified, rate changes may be implemented, including potential rate reductions.

Some of the pricing examinations, like those conducted in Texas and New Mexico, are conducted annually or biannually and usually result in adjustments to the prices we can charge.  Subsequent to the 2004 Texas Title Insurance Biennial Hearings in August 2006, the Texas Commissioner of Insurance ordered a rate reduction of 3.2 percent effective February 1, 2007.  The rulemaking hearing was held on September 5, 2007, and a decision is pending.  The ratemaking phase has been postponed to March 2008.

Subsequent to a hearing of the New Mexico title rate case concluded on January 18, 2007, the New Mexico Superintendent of Insurance (the “Superintendent”) issued an order on July 20, 2007 (the “Final Order”) mandating a rate reduction of 6.36 percent and a change in the agent/underwriter split from 80/20 to 84.2/15.8 effective September 1, 2007.  The New Mexico Land Title Association (the “NMLTA”) filed a Motion for Reconsideration with the Superintendent on August 3, 2007.  As a result of the Superintendent taking no action with respect to that Motion, on August 20, 2007, the NMLTA filed a Request for Review of Superintendent’s Final Order, a stay and hearing by the New Mexico Public Regulatory Commission (the “Commission”).  Various underwriters also filed an appeal to the Commission.  On August 28, 2007, the Superintendent issued an Order denying the NMLTA’s Motion for Reconsideration and granting the stay request until the Commission completes its review of the case with a requirement that the rate differential be escrowed during the stay and a notice of potential refund be provided to consumers.  If the Commission upholds the Final Order, it can then be appealed to a New Mexico district court, with further appellate review available up to the New Mexico Supreme Court.  The New Mexico Land Title Association and certain underwriters filed motions on October 19, 2007 seeking various remedies relating to the 2006 rate case, which could, if granted, result in certain Commissioners recusing themselves or vacating the 2006 rate decision.  The 2007 rate case is currently scheduled to begin November 16, 2007.  The New Mexico Attorney General has moved to intervene in the case, asked for new data collection and filed a motion with the Superintendent seeking to delay the rate hearing for 6 months.

The California Department of Insurance (“CA DOI”) submitted to the Office of Administrative Law (“OAL”) proposed regulations governing the rating of title insurance and related services that could impose future rate reductions and filing of mandated statistical plans that impose substantially higher costs on title insurance operations in California.  On February 21, 2007, OAL disapproved the regulatory action for failure to comply with certain standards and requirements and on February 28, 2007 issued a written decision detailing the reasons for disapproval. On June 28, 2007, CA DOI submitted revised regulations to OAL that were approved by OAL on July 25, 2007 and subsequently released by the California Secretary of State.  The date for compliance with the requirements of the regulations varies by provision during 2009 and 2010.  LandAmerica and other title companies doing business in the California market have been engaged in discussions with CA DOI regarding alternative approaches to the regulations but may pursue an appeal if such discussions are unsuccessful.  The Commissioner of CA DOI has agreed to propose substantial changes to the data call (i.e. a request to submit information for the insurance experience) and statistical plan portion of the regulations to simplify them and minimize compliance costs, including delaying the effective dates by one year, through a new rulemaking file.  The Commissioner has committed further to (i) eliminate the interim rate reduction if the industry helps CA DOI obtain an alternative method to enforce the data call and (ii) eliminate the maximum rate formula if the industry works with CA DOI to enact substantive alternate reforms.  The Commissioner has requested the California Land Title Association form an advisory group to work directly with CA DOI on these matters.

The Florida Office of Insurance Regulation (“FLOIR”) and Department of Financial Services (“FLDFS”) held a public hearing on August 23, 2007, in which numerous title insurance executives were questioned about Florida title insurance issues. The FLOIR has indicated that a second hearing may be held in November 2007, in preparation for a rate case proceeding, or in preparation for proposed regulatory changes.

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

In June 2005, we established reserves of $19.0 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes settlements with the California, Arizona, Nevada, Virginia, Colorado, and North Carolina departments of insurance.  Based on these settlements and the status of inquiries, we released $6.7 million of this reserve back into earnings in fiscal year 2005 and $0.8 million in fiscal year 2006.  The remaining reserve at September 30, 2007 was approximately $1.9 million.

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

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to our financial condition, results of operations and future business plans, operations, opportunities and prospects. In addition, we and our representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in our reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate” and similar expressions or words of similar import. These forward-looking statements are based upon our current knowledge and assumptions about future events and involve risks and uncertainties that could cause our actual results, prospects, performance or achievements to be materially different from any anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include: (i) our results of operations and financial condition are susceptible to changes in mortgage interest rates and general economic conditions; (ii) changes to the participants in the secondary mortgage market could affect the demand for title insurance products; (iii) we are subject to government regulation; (iv) heightened regulatory scrutiny of us and the title insurance industry, including any future resulting reductions in the pricing of title insurance products and services, could materially and adversely affect our business, operating results, and financial condition; (v) we may not be able to fuel our growth through acquisitions; (vi) our inability to integrate and manage successfully our acquired businesses could adversely affect our business, operating results, and financial condition; (vii) regulatory non-compliance, fraud or defalcations by our title insurance agents or employees could adversely affect our business, operating results, and financial condition; (viii) competition in our industry affects our revenue; (ix) significant industry changes and new product and service introductions require timely and cost-effective responses; (x) our litigation risks include substantial claims by large classes of claimants; (xi) our claims experience may require us to increase our provision for title losses or to record additional reserves, either of which may adversely affect our earnings; (xii) key accounting and essential product delivery systems are concentrated in a few locations; (xiii) provisions of our articles of incorporation and bylaws and applicable state corporation and insurance laws could limit another party’s ability to acquire us and could deprive shareholders of the opportunity to obtain a takeover premium for shares of common stock owned by them; (xiv)

our future success depends on our ability to continue to attract and retain qualified employees; (xv) our conduct of business in foreign markets creates financial and operational risks and uncertainties that may materially and adversely affect our business, operating results, and financial condition; and (xvi) various external factors including general market conditions, governmental actions, economic reports and shareholder activism may affect the trading volatility and price of our common stock. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2006, and other reports from time to time filed with or furnished to the Securities and Exchange Commission. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. We undertake no obligation to update any forward-looking statements made in this report.

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

Principal Amount by Expected Maturity
Average Interest Rate

(Dollars in millions)
	2007	2008	2009	2010	2011	2012 and after	Total	Fair Value

Assets:
Taxable available-for-sale securities:
Book value	$17.1	31.5	35.9	28.1	49.7	412.8	$575.1	$573.5
Average yield	4.9%	4.5%	5.1%	4.9%	5.4%	5.4%	5.3%

Non-taxable available-for-sale securities:
Book value	$-	18.6	15.8	26.2	30.5	365.1	$456.2	$463.1
Average yield	-	4.6%	4.1%	4.1%	4.3%	4.2%	4.2%

Taxable trading securities:
Book value	$-	1.5	2.6	1.9	6.7	89.6	$102.3	$102.3
Average yield	-	5.1%	6.0%	5.5%	4.7%	5.5%	5.4%

Non-taxable trading securities:
Book value	$-	-	2.2	0.5	3.3	29.5	$35.5	$35.5
Average yield	-	-	4.3%	3.6%	3.7%	4.2%	4.2%

Preferred stock available-for-sale:
Book value	$-	-	-	-	-	9.9	$9.9	$9.6
Average yield	-	-	-	-	-	3.6%	3.6%

Loans receivable, excluding reserves, discounts and other costs:
Book value	$-	0.7	2.9	1.4	8.3	591.3	$604.8	$607.3
Average yield	-	9.2%	7.6%	7.4%	7.0%	7.1%	7.1%

Liabilities:
Interest bearing passbook liabilities:
Book value	$69.2	-	-	-	-	-	$69.2	$69.2
Average yield	4.7%	-	-	-	-	-	4.7%

Interest bearing certificate of deposit liabilities:
Book value	$67.2	197.6	40.8	22.8	6.2	3.3	$337.9	$352.2
Average yield	5.0%	5.2%	4.6%	4.8%	5.2%	5.1%	5.1%

Changes in maturities and yields from December 31, 2006 to September 30, 2007 primarily relate to timing of purchases and sales of securities and the effect that the securities sold or purchased have on the average portfolio yield, timing of payments received from, and the extension of loans to, customers in the commercial real estate market and timing of amounts held for customers.

We also have non-interest bearing passbook deposit liabilities of $90.7 million at September 30, 2007 that are included in the accompanying consolidated balance sheets.  In addition, during first quarter 2007, we transferred $142.6 million of our fixed-maturity securities from available-for-sale securities to trading securities.  This transfer introduced incremental interest rate risk into our statements of operations.  We do not expect the incremental interest rate risk to have a material affect on our financial statements.  For further details, see Note 4, “Investments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

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

Our management, under the direction of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007.  Based upon this evaluation our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(c)           The following table sets forth the details of purchases of common stock under our share purchase plans and our Executive Voluntary Deferral Plan and Outside Directors Deferral Plan that occurred in third quarter 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through July 31, 2007	826	$96.92	-	1,581,819
August 1 through August 31, 2007	420,193	$56.08	419,300	1,161,626
September 1 through September 30, 2007	505,667	$42.80	500,200	655,959

(1)
A total of 7,186 shares of our common stock were purchased in connection with two employee benefit plans during third quarter 2007.  These repurchases were made in open-market transactions on behalf of a trust maintained by us for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan.

(2)
In February 2007, we announced an additional share repurchase plan providing for the purchase of up to 1,500,000 shares of our common stock expiring at the end of October 2008.  During third quarter 2007, we repurchased 919,500 shares under this purchase plan.

(3)
In August 2007, we announced an additional share repurchase plan providing for the purchase of up to 1,500,000 shares of our common stock expiring at the end of March 2009.  As of September 30, 2007, no shares have been repurchased under this purchase plan.

ITEM 5.	OTHER INFORMATION

On August 20, 2007, the Company’s Preferred Share Purchase Rights Plan expired without being renewed.  Refer to Note 11 to the consolidated financial statements of the 2006 Form 10-K for additional information.

ITEM 6.	EXHIBITS

No.	Description

3.1	Articles of Amendment*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDAMERICA FINANCIAL GROUP, INC.
(Registrant)

Date: October 31, 2007	/s/ Christine R. Vlahcevic
Christine R. Vlahcevic
Senior Vice President – Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Articles of Amendment*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

* Filed herewith.