Form 10-K
period 2007-12-31
LANDAMERICA FINANCIAL GROUP INC
filed 2008-02-28
CIK 877355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sale price of the registrant’s common stock as reported by the New York Stock Exchange on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,584.6 million.

The number of shares of the registrant’s common stock outstanding on February 22, 2008 was 15,351,550.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be made available to shareholders in connection with the 2008 Annual Meeting of Shareholders (to be filed) are incorporated by reference into Part III of this report.

LANDAMERICA FINANCIAL GROUP, INC.

FORM 10-K

LANDAMERICA FINANCIAL GROUP, INC.

PART I

Forward-Looking and Cautionary Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to our financial condition, results of operations and future business plans, operations, opportunities and prospects. In addition, we and our representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in our reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate” and similar expressions or words of similar import. These forward-looking statements are based upon our current knowledge and assumptions about future events and involve risks and uncertainties that could cause our actual results, prospects, performance or achievements to be materially different from any anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include: (1) the Company’s results of operations and financial condition are susceptible to changes in mortgage interest rates, the availability of mortgage financing, and general economic conditions; (2) changes to the participants in the secondary mortgage market could affect the demand for title insurance products; (3) the Company is subject to government regulation; (4) heightened regulatory scrutiny of the Company and the title insurance industry, including any future resulting reductions in the pricing of title insurance products and services, could materially and adversely affect its business, operating results, and financial condition; (5) the Company may not be able to fuel its growth through acquisitions; (6) the Company’s inability to integrate and manage successfully its acquired businesses could adversely affect its business, operating results, and financial condition; (7) regulatory non-compliance, fraud or defalcations by the Company’s title insurance agents or employees could adversely affect its business, operating results, and financial condition; (8) competition in the Company’s industry affects its revenue; (9) significant industry changes and new product and service introductions require timely and cost-effective responses; (10) the Company’s litigation risks include substantial claims by large classes of claimants; (11) the Company’s claims experience may require it to increase its provision for title losses or to record additional reserves, either of which may adversely affect its earnings, (12) key accounting and essential product delivery systems are concentrated in a few locations; (13) provisions of the Company’s articles of incorporation and bylaws and applicable state corporation, insurance, and banking laws could limit another party’s ability to acquire the Company and could deprive shareholders of the opportunity to obtain a takeover premium for shares of common stock owned by them; (14) the Company’s future success depends on its ability to continue to attract and retain qualified employees; (15) the Company’s conduct of business in foreign markets creates financial and operational risks and uncertainties that may materially and adversely affect its business, operating results, and financial condition; and (16) various external factors including general market conditions, governmental actions, economic reports and shareholder activism may affect the trading volatility and price of the Company’s common stock. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see Part I, Item 1A, “Risk Factors” on page 18 of this report. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. We undertake no obligation to update any forward-looking statements made in this report.

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

The certifications of our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits to this Form 10-K with the SEC. In addition, our Chief Executive Officer annually certifies to the New York Stock Exchange (“NYSE”) that he is not aware of any violation by us of the NYSE’s corporate governance listing standards. In accordance with NYSE Rules, on June 14, 2007, following the 2007 Annual Meeting of shareholders, we filed the annual certification by our Chief Executive Officer certifying that he was unaware of any violation by us of the NYSE’s corporate governance listing standards at the time of the certification.

Overview of the Business

Our products and services facilitate the purchase, sale, transfer, and financing of residential and commercial real estate. We provide these products and services to a broad-based customer group including: residential and commercial property buyers and sellers, real estate agents and brokers, developers, attorneys, mortgage brokers and lenders, and title insurance agents. We operate through approximately 700 offices and a network of more than 10,000 active agents, and we also conduct business in Mexico, Canada, the Caribbean, Latin America, Europe, and Asia. Based on title premium revenue, we are one of the largest title insurance underwriters in the United States.

In addition to our core title insurance business, we provide a comprehensive suite of other products and services for residential and commercial real estate transactions, including title search, examination, escrow, and closing services. We also offer appraisals, home inspections, and warranties for residential real estate transactions. For commercial real estate transactions, we provide property appraisal and valuation, building and site assessments and other due diligence services, construction disbursement, coordination of national multi-state transactions, tax-deferred real property exchanges pursuant to Section 1031 of the Internal Revenue Code, and Uniform Commercial Code products insuring personal property. We provide specialized services primarily to our national and regional mortgage lending customers, such as real estate tax processing, flood zone determinations, consumer mortgage credit reporting, default management services, and mortgage loan subservicing. In addition, we offer to our national and regional mortgage lending customers a full range of centralized and integrated residential real estate services through our subsidiary, LandAmerica OneStop, Inc. (“LandAmerica OneStop”).

Operating Segments

Our principal business operations are organized under three primary operating segments: Title Operations, Lender Services, and Financial Services. Other operating business segments not required to be reported separately are combined with unallocated corporate expenses and reported in a category called Corporate and Other. Information regarding each of these operating segments is set forth below. Certain financial information regarding our operating segments is presented in Note 19 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We issue title insurance policies primarily through three principal title underwriting subsidiaries: Commonwealth Land Title Insurance Company (“Commonwealth”), Lawyers Title Insurance Corporation (“Lawyers Title”), and Transnation Title Insurance Company (“Transnation”). We also own three other title insurance underwriters: Commonwealth Land Title Insurance Company of New Jersey, Title Insurance Company of America, and United Capital Title Insurance Company. Effective December 12, 2007, we merged one of our title insurance underwriters, Land Title Insurance Company, into Lawyers Title. The collective operations of these subsidiaries cover the entire United States (with the exception of Iowa, which does not recognize title insurance), and certain territories of the United States. In addition, we offer our customers international title policy services in Mexico, Canada, the Caribbean, Latin America, Europe, and Asia.

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

Commercial Services – Our Commercial Services business assists customers in handling the more complex nature of commercial transactions and facilitates the coordination and delivery of products and services. In addition to title insurance, escrow, and closing services, we provide a range of specialized services that include construction disbursement, coordination of national multi-state transactions, tax-deferred real property exchanges pursuant to Section 1031 of the Internal Revenue Code, and Uniform Commercial Code products insuring personal property. The combined capital position of our three principal title underwriting subsidiaries enables us to underwrite large commercial policies and to participate in multi-state transactions.

Operations

We issue title insurance policies through branch offices of our title insurance underwriters, wholly-owned or partially-owned and consolidated subsidiary agencies or independent title insurance agents. Where the policy is issued through a branch or wholly-owned subsidiary, the search is performed by us or at our direction, and the premiums collected are retained by us. Where the policy is issued through a partially-owned or independent title insurance agent, the agent generally performs the search (in some areas searches are performed by attorneys and in some instances agents purchase the search), examines the title, collects the premium, and retains a majority of the premium. The agent remits to us the remainder of the premium as compensation, part of which is for bearing the risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies and is sometimes regulated by the states. We are obligated to pay title claims in accordance with the terms of our policies, regardless of whether we issue policies through direct operations or agents. We maintain a quality assurance program for our independent agents. See “Insured Risk on Policies in Force.”

The premium for title insurance is due in full when the real estate transaction is closed. We recognize title insurance premium revenue from direct operations upon the closing of the transaction, whereas we recognize premium revenue from agency operations upon the reporting of such premiums by the agent. Premiums from agents are typically remitted to us after the closing of the real estate transaction, with the average time between closing and reporting being approximately 110 days for 2007.

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

Insured Risk on Policies in Force

The amount of the insured risk or “face amount” of insurance under a title insurance policy is generally equal to either the purchase price of the property or the amount of the loan secured by the property. The insurer is also responsible for the cost of defending the insured title against covered claims. The insurer’s actual exposure at any time is significantly less than the total face amount of policies in force because the risk on an owner’s policy is often reduced over time as a result of subsequent transfers of the property and the reissuance of title insurance by other title insurance underwriters, and the coverage of a lender’s policy is reduced and eventually terminated as a result of payment of the mortgage loan. Because of these factors, the total liability of a title underwriter on outstanding policies cannot be ascertained.

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

Standard & Poor’s® (“S&P”), a division of The McGraw-Hill Companies, Inc., has assigned a financial strength rating of “A-” to our title insurance operations. According to S&P, an insurer rated “A” has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings, and the minus (-) rating indicates relative standing within the “A” category. S&P assigns a ratings outlook along with its letter ratings to indicate its expectations of trends that relate to the financial strength rating for the rated company. The ratings outlook assigned by S&P may be either “positive,” “stable,” or “negative.” According to S&P, our ratings outlook is “negative.” Fitch, Inc. (“Fitch”) has assigned an “A-” rating to our financial strength. According to Fitch, an “A” rating is assigned to those companies that possess strong capacity to meet policyholder and contract obligations, where risk factors are moderate and the effect of any adverse business and economic factors is expected to be small. Fitch also assigns a ratings outlook along with its letter ratings to indicate its expectations of trends that relate to the financial strength rating for the rated company. The ratings outlook assigned by Fitch may be either “positive,” “stable,” or “negative.” According to Fitch, our ratings outlook is “stable.” Additionally, our senior debt is currently assigned a rating of “BBB-” by both S&P and Fitch. The S&P and Fitch ratings are not designed for the protection of investors, do not constitute recommendations to buy, sell or hold any security, may be subject to revision or withdrawal at any time, and should be evaluated independently of any other rating. We believe that we are sufficiently capitalized with an aggregate statutory equity of $428.5 million as of December 31, 2007.

We place a high priority on maintaining effective quality assurance and claims administration programs. Our quality assurance program focuses on quality control, claims prevention and product risk assessment for our independent agencies. In addition, to reduce the incidence of claims losses, we established due diligence requirements in connection with the appointment of new agents, procedures for renewing existing agents, and an Agency Audit Program. The claims administration program focuses on improving liability analysis, prompt, fair and effective handling of claims, early evaluation of settlement or litigation with first and third-party claimants and appropriate use of ADR (Alternative Dispute Resolution) in claims processing. We continue to refine our systems for maintaining effective quality assurance and claims administration programs.

Facultative Reinsurance and Coinsurance

Our title insurance subsidiaries distribute large title insurance risks by entering into facultative reinsurance agreements with other insurance companies (the “reinsurer”). In facultative reinsurance agreements, the reinsurer assumes a portion of the risk that the primary insurance company (the “ceding company” or “ceder”) decides not to retain in consideration of a premium. The ceder, however, remains liable to the insured under the policy for the total risk, whether or not the reinsurer meets its obligation. Reinsurance agreements may be entered into with related insurance companies and/or with unaffiliated insurance companies. When facultative reinsurance agreements are entered into, a primary risk generally in the amount of 5 percent of the total risk with a $5 million minimum and a $20 million maximum is retained by the ceder. We enter into reinsurance arrangements both as the reinsurer and the ceder.

We generally purchase facultative reinsurance from unaffiliated reinsurers based upon our review of the underwriting risks, the retention laws of the state where the property is located, the state where the ceding company is domiciled, and the retention limitations imposed by the customer.

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

We have not paid as reinsurer or recovered as ceder any material reinsured losses under a facultative reinsurance agreement during the three year period ended December 31, 2007.

Title Process Errors and Omissions Coverage

We maintain two title process errors and omissions insurance policies through Lloyd’s of London totaling $50 million. The Lloyd’s of London policies provide fidelity and title loss coverage, with a $20 million primary layer and a $30 million excess layer. There is a $20 million deductible for the title process errors and omissions coverage. With respect to fidelity coverage, there is a $500 thousand deductible for employees and a $2.5 million deductible for agents.

Title Operations Revenue

The table below sets forth, for the years ended December 31, 2007, 2006 and 2005, the approximate title operating revenue and percentages of our total title revenue for the five states representing the largest percentages of such revenue in the most recent year and for all other states and countries combined:

Revenue by State

(Dollars in millions)

	2007		2006		2005
California	$412.9	13.1%	$504.2	14.4%	$661.1	19.0%
Texas	391.2	12.4	388.3	11.1	353.1	10.1
New York	309.9	9.9	269.7	7.7	256.5	7.4
Florida	268.3	8.5	377.7	10.7	368.1	10.6
Pennsylvania	196.5	6.3	175.3	5.0	62.4	1.8
Other	1,566.5	49.8	1,795.0	51.1	1,780.9	51.1

Total Title Revenue	$3,145.3	100.0%	$3,510.2	100.0%	$3,482.1	100.0%

Title operating revenue as a percentage of our total consolidated operating revenue was 88.1 percent as of December 31, 2007, 90.3 percent as of December 31, 2006, and 90.3 percent as of December 31, 2005.

Sales and Marketing

For sales and marketing purposes, we have organized our business into three customer groups: residential services, commercial services, and agency services. In each of these groups, we continue our transition from title insurance product delivery to being a single source provider of the multiple products and services involved in real estate transactions.

Residential Services – Residential transaction services business results from the construction, sale, resale, and refinancing of residential properties. Most of our residential business comes from local attorneys, real estate brokers and developers, financial institutions, mortgage brokers, and independent escrow agents. Our marketing strategy for the residential business focuses on maintaining and expanding these local business sources by providing superior customer service. Our commitment to customer service is supported by our Superior Service Guarantee, which provides for refund of the escrow or closing fee when a residential customer is not satisfied with our service. In 2006, we introduced Landamclosing.com, a web-based site for opening and closing orders and the management of documents by our residential customers. We also maintain a website, KnowYourClosing.com, a consumer education resource that gives consumers answers to commonly asked questions regarding their closings and tells them where to turn for reliable information. Although we serve the residential market through two major distribution channels: direct company operated offices and title insurance agents, we only include the offices that we directly operate in the residential services group.

Commercial Services – Commercial real estate business results from the construction, sale, resale and refinancing of properties with a business or commercial use. Our commercial services group specializes in coordinating, underwriting and closing complex commercial and multi-property transactions. Our financial strength is an important factor in marketing our commercial title business capabilities because it enables us to write larger title policies and retain higher levels of risk without purchasing reinsurance from a third party. As part of our customer focused strategy, each office provides transaction and support services to national and local commercial accounts. The transaction and support services benefit both our owned offices as well as independent agents who handle substantial commercial transactions, although we consider business from such independent agents to be part of the agency services business. Commercial services business supports LandAmerica Commercial Connection, a web-based site for opening and closing orders, and the management of documents by our commercial customers.

Agency Services – We consider our network of more than 10,000 agents, whom we refer to as our Agent Partners to be one of our four main customer groups. We offer a suite of services called AgentXtra® to provide our Agent Partners with solutions for their businesses, to improve their relationships with their customers, and to grow their businesses.

Customers

As of December 31, 2007, no single agent was responsible for more than 5 percent of our title insurance revenue. In addition, our title insurance business is not dependent upon any single customer. The loss of any one independent agent or customer would not have a material adverse effect on our business, operating results and financial condition.

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

Our principal competitors are other major title insurance underwriters and their agency networks. During 2007, our principal competitors were Fidelity National Financial, Inc., The First American Corporation, Stewart Information Services, Inc., and Old Republic International Corporation. While there are approximately 86 title insurance underwriting companies licensed in the United States that generate 99 percent of the industry’s underwriting market, the top five companies (consisting of us and our four principal competitors and their consolidated subsidiaries) accounted for approximately 93 percent of the title insurance underwriting market in 2006, the latest date for which information is available, based on public filings made by those companies.

Our title insurance subsidiaries are subject to regulation by the insurance authorities and enforcement of laws by other governmental authorities of the states in which they do business. Our title insurance subsidiaries and other subsidiaries that provide settlement services are subject to compliance with the Real Estate Settlement Procedures Act (“RESPA”) on one to four family residential transactions which is primarily enforced by the U.S. Department of Housing and Urban Development. See “Regulation.” Within this regulatory framework, we compete with respect to premium rates, coverage, risk evaluation, service, and business development.

State regulatory authorities impose underwriting limits on title insurers based primarily on levels of available capital and surplus. In addition, we have established our own internal risk limits, which are in some cases at levels lower than those permitted by state law. In determining the amount of underwriting risk we will undertake, we may spread the risk of a large underwriting liability over our three principal title underwriting subsidiaries.

Cyclicality and Seasonality

The title insurance business is closely related to the overall level of residential and commercial real estate activity, which is generally affected by the relative strength or weakness of the United States economy. In addition, title insurance volumes fluctuate based on changes in interest rates and the availability of mortgage financing. Periods of increasing interest rates and reduced mortgage financing availability usually have an adverse effect on residential real estate activity and therefore decrease our title insurance premiums and fee revenue. In contrast, periods of declining interest rates and good mortgage financing liquidity usually have a positive effect on residential real estate activity which increases our title insurance premiums and fee revenue.

Commercial real estate volumes are less sensitive to changes in interest rates, but fluctuate based on local supply and demand conditions for space and mortgage financing availability.

The title insurance business tends to be seasonal as well as cyclical. Residential buy/sell activity is generally slower in the winter, when fewer families buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity is generally more uniform throughout the seasons, but is subject to interest rate variability. We typically report our lowest revenue in the first quarter, with revenue increasing into the second quarter and through the third quarter. The fourth quarter customarily may be as strong as the third quarter, depending on the level of activity of residential refinancing and of commercial real estate transactions. However, because of significant decline in the availability of mortgage financing in 2007, operating revenue did not reflect the typical seasonal pattern as evidenced by sharp declines in revenue in the third and fourth quarters.

Environmental Matters

Title insurance policies specifically exclude any liability for environmental risks or contamination. Policies issued before 1984, while not specifically addressing environmental risks, are not considered to provide any coverage for such matters, and we have not experienced and do not expect any significant expenses related to environmental claims.

Through our subsidiaries, we sometimes act as a temporary title holder to real estate under a nominee holding agreement and sometimes participate in title holding agreements involving tax-deferred exchanges. In such situations involving non-residential property, we require that an appropriate environmental assessment be made or have currently been made to evaluate and avoid any potential liability.

Lender Services

Products and Services

The Lender Services segment focuses on mortgage lenders as a distinct customer base for certain of our products and services, which include centralized real estate transaction management services, appraisal and valuation services, flood zone determinations, consumer mortgage credit reporting, real estate tax processing services, default management services, and mortgage loan subservicing. In 2007, we continued to support LenderXtrasm, a flexible approach to product bundling that allows national lenders to create customized service packages that include LenderXtraOrder®, our online platform that allows real-time, instant price quotes and order conversion for bundled lender services.

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

Appraisal and Valuation Services – We offer a broad suite of valuation applications, which include automated valuation models, traditional appraisals, broker price opinions, collateral scores and appraisal reviews utilized by participants in the secondary mortgage markets.

Flood Zone Determinations – LandAmerica Flood Services provides mortgage lenders with certifications that indicate whether the property securing the loan is located in a special flood hazard area as defined by the U.S. Federal Emergency Management Agency (“FEMA”). Our flood service includes an initial flood zone determination report provided to the lender at the origination of the loan and subsequent notifications provided to the lender during the term of the loan of any changes in a property’s flood zone status brought about by changes in flood insurance rate maps issued by FEMA.

Consumer Mortgage Credit Reporting – LandAmerica Credit Services is a nationwide provider of consumer credit reports and income, employment, and tax return verifications to lenders engaged in mortgage origination. Our technology interfaces with many loan origination systems and directly with Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan and Mortgage Corporation (“Freddie Mac”) and permits 24 hours, 7 days a week monitoring and response. Our credit information is obtained using technology linked to the three major credit repositories: Equifax, Experian and Trans Union. In addition, through Bureau Direct™, a borrower’s erroneous credit information can be updated at each of the three major credit repositories in 72 hours or less, thereby reducing the necessary paperwork and time required by the borrower and the lender seeking to close a consumer’s lending transaction.

Tax Services – LandAmerica Tax Services offers real estate tax processing services to mortgage lenders. We monitor and report real estate property tax data needed by mortgage lenders on secured properties. Where the lender requires an escrow for the payment of taxes by borrowers during the term of the loan, we capture and report the amount of the taxes due on secured property and interface with the loan servicing department of the mortgage lender and the various local taxing authorities to facilitate the timely payment of real property taxes. Where the borrower is directly responsible for payment of property taxes, we provide an annual report to lenders on their secured property of the status of the payment of the taxes due. During the lending process, we also advise lenders whether any delinquent taxes are associated with the property in the origination process, and when the loan transfers, or goes into foreclosure.

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

Default Management – LandAmerica Default Services provides comprehensive default management services to lenders and mortgage servicing operations. These services consist of foreclosure processing in Washington, Oregon, California, Arizona, Nevada and Idaho, broker price opinions and appraisal coordination, management of properties acquired at foreclosure (REO), senior lien monitoring, junior lien analytics, field services (property inspection and preservation services) and default title and real estate settlement services. During 2007, we discontinued performing bankruptcy and lien processing services.

Through a 2006 acquisition, we now offer BackInTheBlack, a web-based application that focuses on loss mitigation and collections and is implemented with client specific rules to provide clients the capability to manage the entire default process from beginning to end, from collections to bankruptcy and foreclosure. BackInTheBlack transforms default servicing by replacing current home-grown, paper-based techniques with a unified problem loan underwriting solution.

Although there are numerous suppliers of mortgage origination and loan services, our largest competitors with whom we compete on the basis of price and service are The First American Corporation, Fidelity National Information Services, CBC Companies, Equifax and Kroll Factual Data, Inc.

Subservicing – LoanCare Servicing Center, Inc. (“LoanCare”) is an approved servicer for the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association, the Federal Housing Administration, the Veterans Administration, several nationwide financial institutions, and a number of private investors. Our loan subservicing services are offered through interim and private label subservicing programs. Interim subservicing is utilized by lenders selling loans in the secondary market pending the transfer of the loans and the related servicing rights to a permanent purchaser/investor. The private label subservicing program is utilized by lenders wishing to promote the relationship between themselves and their borrowers.

Although there are numerous providers of subservicing services, our largest competitors with whom we compete on the basis of price and service are Dovenmuehle, Cenlar FSB, GMAC Mortgage Corporation, and Countrywide Home Loans, Inc.

The top five customers in our Lender Services segment account for approximately 32.8 percent of operating revenue.

Cyclicality and Seasonality

Portions of our Lender Services segment, particularly real estate transaction management, appraisal and valuation, flood zone determinations and consumer mortgage credit reporting, have cyclical and seasonal trends similar to our Title Operations segment. In contrast, we believe that a higher interest rate environment and weakness in the overall economy increases the volume of mortgage defaults, which increases our default management business.

Financial Services

The Financial Services segment includes Orange County Bancorp and its wholly-owned subsidiary, Centennial Bank, a California industrial bank we acquired in November 2003 (“Centennial”). Centennial’s primary business is the origination and bulk purchase of commercial real estate loans in the Southern California market, and to a lesser degree, in the Arizona and Nevada markets. Deposits are solicited through the internet for both certificates of deposit and passbook savings accounts. As an industrial bank, Centennial does not accept demand deposits, such as checking accounts, that provide for payment to third parties. Centennial does not offer banking services such as credit cards or automated teller machines. We utilize Centennial to hold a portion of our escrow deposits. The following is a summary of certain information relating to Centennial’s deposits, loans, and allowances for loan losses for the last five years.

Total deposits held by Centennial were $564.5 million at December 31, 2007 and $618.2 million at December 31, 2006. Certificates of deposit and passbook savings accounts represented 66.0 percent and 34.0 percent of total deposits, respectively, at December 31, 2007 and 35.9 percent and 64.1 percent of total deposits, respectively, at December 31, 2006.

Centennial had outstanding loans of $643.1 million, or 113.9 percent of total deposits, at December 31, 2007 and $535.5 million, or 86.6 percent of total deposits, at December 31, 2006. The average loan balance outstanding was $0.8 million at December 31, 2007 and $1.2 million at December 31, 2006. Centennial makes loans only on a secured basis at loan-to-value percentages typically no greater than 75 percent. Substantially all of Centennial’s loans are made on a variable rate basis. Loans that Centennial made or acquired during 2007 ranged in amount from $12 thousand to $7.7 million and $0.3 million to $5.3 million made or acquired during 2006. Centennial’s commercial real estate loans are typically smaller in size and more tailored to fit the customer than those issued by large financial institutions that maintain minimum size requirements of $5 million or more. Centennial’s primary competitors in the California market are local community banks, thrift and loan companies and, to a lesser extent, commercial banks.

The average yield on Centennial’s loan portfolio as of December 31, 2007 was 7.1 percent. A number of factors are included in the determination of average yield, principal among which are interest, loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of premiums on purchased loans.

The following table presents Centennial’s outstanding loans, by category, as of the dates indicated.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In millions)
Commercial, financial, and agricultural	$—	$—	$—	$—	$0.1
Real estate – mortgage	643.1	535.5	435.8	342.3	253.9
Installment loans to individuals	—	—	0.3	1.5	4.3

Total	$643.1	$535.5	$436.1	$343.8	$258.3

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions)
Balance at beginning of period	$4.9	$4.2	$3.4	$2.6	$2.1
Charge-offs:
Installment loans to individuals	—	—	—	0.1	0.3

Total loans charged off	—	—	—	0.1	0.3

Recoveries:
Installment loans to individuals	—	—	—	—	0.1

Total recoveries	—	—	—	—	0.1

Net charge-offs	—	—	—	0.1	0.2
Provision for loan losses	—	0.7	0.8	0.9	0.7

Balance at end of period	$4.9	$4.9	$4.2	$3.4	$2.6

Ratio of net charge-offs to average loans outstanding during the period	0.0%	0.0%	0.0%	0.0%	0.1%

The following table shows the allocation of Centennial’s allowance for loan losses and the percent of loans in each category to total loans as of the dates indicated.

	Year Ended December 31,
	2007		2006		2005		2004		2003
	(Dollars in millions)
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Real estate – mortgage	$4.7	95.9%	$4.7	95.9%	$2.1	50.0%	$1.7	50.0%	$1.3	50.0%
Installment loans to individuals	—	—	—	—	—	—	0.1	2.9	0.2	7.7
Unallocated	0.2	4.1	0.2	4.1	2.1	50.0	1.6	47.1	1.1	42.3

Total	$4.9	100.0%	$4.9	100.0%	$4.2	100.0%	$3.4	100.0%	$2.6	100.0%

(1)	Each percentage represents the percent of the loans in the applicable category to total loans.

Corporate and Other

The Corporate and Other group of businesses include LandAmerica Assessment Corporation, LandAmerica Valuation Corporation, LandAmerica Property Inspection Services, and Buyers Home Warranty Company.

LandAmerica Assessment Corporation – LandAmerica Assessment Corporation offers due diligence services to assist clients in determining the initial feasibility of commercial real estate transactions and ongoing due diligence requirements in the United States, Canada, Mexico, the Caribbean, Europe and Asia. Our field professionals provide coverage for a variety of due diligence services including property condition assessment services, environmental assessment services, construction monitoring services, and project consultancy. The 2007 acquisition of CNP, Limited, a building and project consultancy firm with offices throughout Europe, significantly increased LandAmerica Assessment Corporation’s service offerings and capacity in the United Kingdom and continental Europe.

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

Environmental assessment services are used to determine the environmental liability risk of a given property. LandAmerica Assessment Corporation is well-versed in a wide variety of scope variations and has experience with most major lending institutions and investment banking criteria including ASTM E 1528, Fannie Mae, Freddie Mac, Thrift Bill 16, and S&P.

Construction monitoring services include construction cost analysis and construction progress monitoring on all types of projects such as commercial/retail, residential tract development and assisted living, hospitality, and industrial developments.

Project consultancy consists of providing professional advice on all aspects of the construction process, including, but not limited to, planning supervision, project management and monitoring, cost control and contract administration.

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

Buyers Home Warranty Company – Buyers Home Warranty has the ability to provide and service home warranty contracts in every state.

Corporate and Other also includes the unallocated portion of the corporate expenses related to our corporate offices in Richmond, Virginia (including unallocated interest expense).

Business Strategy

Our long-term goal is to be the premier provider of integrated real estate transaction services while maximizing our profitability throughout the real estate market cycle.

Focusing on the Customer – We employ a customer-focused strategy to strengthen our relationships with our customers. In conjunction with this strategy, we have leadership positions and teams to support our primary customer groups: agency services, lender services, residential services and commercial services. With the objective of fostering customer loyalty, these leaders and teams are responsible for consistent service quality and operational excellence by providing common support platforms and structures for the various markets in which we operate. Our shared support resources are organized to provide direct support to our customer-focused operations. Production and Process Improvement is a shared resource providing title production services to our teams that support our primary customer groups. Technology Resources focuses on providing superior customer service and increasing our operational efficiency through electronic business solutions and technology support. Our other shared resources, such as Human Resources, Financial and Legal, provide direct support to our internal customers.

Expanding Title Insurance Distribution Capabilities and Broadening Real Estate Transaction Services Offerings – We seek to increase our share of the title insurance market by expanding and enhancing our distribution channels through the hiring and retention of experienced industry professionals with strong local relationships, the opening of new offices in markets with the potential for significant transaction volume, acquisitions of title insurance agencies or underwriters, and selectively engaging in title insurance agency joint ventures in order to strengthen our presence in particularly attractive markets. In the case of the acquisition of agencies or small to medium-size underwriters, we review the agency’s or underwriter’s profitability, location, growth potential in its existing market, claims experience and, in the case of an underwriter, the adequacy of its reserves. In 2007, we acquired a building and project consultancy, a commercial appraisal business, and a title insurance agency. Throughout our title customer base, there is demand for providers of multiple, diverse real estate transaction services. Our strategy is to continue to expand our array of real estate transaction products and services available to title customers as well as our distribution channels.

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

Reducing Costs and Expenses – Losses resulting from claims under title insurance policies represent a relatively small part of our overall costs. Operating costs constitute the largest portion of expenses relating to providing title insurance and are relatively high compared to other types of insurers. During 2007, we continued work on our initiative referred to as Technology Fusion and we retired approximately 100 of our technology applications during the year. During 2008 and 2009, we expect to continue work on significantly reducing our technology applications. Also during 2007, we consolidated over 50 production centers, which are responsible for the delivery of title products to our direct company operated offices and title insurance agents. In some locations, we utilize a production unit model in which our three principal title operating subsidiaries share a single back office processing platform while continuing to market from separate storefronts under different operating names. We provide escrow support from several centralized locations, thereby increasing service levels and improving efficiency. We have also implemented out-sourcing and off-shoring initiatives to streamline operations in areas where it has been determined that these initiatives will be cost efficient, improve customer service, and provide value to our shareholders.

Enhancing Cost Control Flexibility – We manage our personnel and other operational expenses to reflect changes in the level of activity in the real estate market. As a result, our employee base expands and contracts over time in response to changes in the real estate market and acquisitions we have made. However, personnel and administrative costs do not decrease as rapidly as transaction volumes decrease because there are some fixed costs which cannot be reduced proportionally as volume decreases. In an effort to manage personnel costs more efficiently throughout the real estate cycle, we use temporary or part time employees where appropriate to staff operations so we can respond more rapidly to changes in real estate activity.

Regulation

The title insurance business is regulated by state regulatory authorities that possess broad powers relating to the granting and revoking of licenses, and the type and amount of investments which our title insurance subsidiaries may make. These state authorities also regulate insurance rates, forms of policies, claims handling procedures and the form and content of required annual statements, and have the power to audit and examine financial and other records and the market conduct of these companies. These and other governmental authorities have the power to enforce state and federal laws to which our title insurance subsidiaries are subject, including but not limited to, state anti-rebate and anti-kickback statutes and RESPA. Some states require title insurers to own or lease title plants. A substantial portion of the assets of our title insurer subsidiaries consists of their portfolios of investment securities. Each of these subsidiaries is required by the laws of its state of domicile to maintain assets of a statutorily defined quality and amount. See “Investment Policies” below. Under state laws, certain levels of capital and surplus must be maintained and certain amounts of portfolio securities must be segregated or deposited with appropriate state officials. Various state statutes require title insurers to defer a portion of all premiums in a reserve for the protection of policyholders and to segregate investments in a corresponding amount. State regulatory policies also require prior notice to regulators in the event of a change of control, or a dividend or distribution, and restrict the amount of dividends and distributions that title insurance companies may pay to their shareholders without prior regulatory approval. Generally, all of the title insurers that meet certain financial thresholds are required to engage independent auditors to audit their statutory basis financial statements which, along with the auditor’s report, must be filed with the state insurance regulators.

The National Association of Insurance Commissioners (“NAIC”) has adopted model legislation that, if enacted by individual states, would regulate title insurers and agents nationally and change certain statutory reporting requirements. The model legislation would also require title insurers to audit agents periodically and require licensed agents to maintain professional liability insurance. A number of states have adopted legislation similar to some of the provisions contained in the NAIC model legislation. We cannot predict whether any other legislation further regulating title insurers and agents will be adopted in any other states or federally. Also, the NAIC has adopted an instruction requiring an annual certification of reserve adequacy by a qualified actuary. Most of the states where our title subsidiaries operate have adopted the NAIC instruction and, in these states, each of our title subsidiaries must file an actuarial opinion with respect to the adequacy of its reserves unless it qualifies for an exemption.

Elements of our non-title insurance business are also regulated at both the state and federal levels. Our California-chartered industrial bank, Centennial, is regulated by the Federal Reserve Bank, the Federal Deposit Insurance Corporation and the California Department of Financial Institutions. Our home warranty business is subject to regulation in some states by insurance authorities and other regulatory entities. Our credit operations are subject to regulation under federal and some state laws. Our loan subservicing operation, LoanCare is regulated by state authorities that grant and revoke licenses, and LoanCare must comply with applicable state and federal laws in the operation of its business. Our appraisal operations are subject to licensing and compliance requirements at the state level. Our home inspection operations are also subject to state licensing and compliance requirements in certain states. Our subsidiary that handles exchanges under Section 1031 of the Internal Revenue Code is subject to regulatory requirements in certain states and must comply with applicable federal laws in the operation of its business.

Investment Policies

We earn investment income from our investment portfolio which primarily resides in our title insurance subsidiaries and consists of fixed-maturity and equity securities. Our policy is to invest predominantly in high-quality fixed-maturity securities with a focus on preservation of capital and a secondary focus on maximizing our risk adjusted investment returns. Our investment portfolio is managed by professional investment advisors under guidelines that govern the types of permissible investments, investment quality, maturity, duration, and concentration of issuer to comply with the various state regulatory requirements while maximizing net after-tax yield. These guidelines and our investment strategies are established and periodically reexamined by the Investment Funds Committee of our Board of Directors. In addition, under our investment guidelines, up to 10 percent of the investment portfolio may be invested in equity securities and up to 5 percent of the investment portfolio may be invested in non-fixed-maturity investments which may include real estate, tax credits and private placement securities. Our Investment Funds Committee also reviews the performance of the investment advisors on a quarterly basis. See Note 3 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

The following is a summary of fixed-maturity securities by type at December 31, 2007:

	Fair Value	% of Total
	(Dollars in millions)
U.S. treasuries	$27.3	2.4%
U.S. government corporations and agencies	18.6	1.6
State and political subdivisions	489.6	42.8
Foreign governments	5.5	0.5
Public utilities	22.3	2.0
Corporate:
Industrials and other	94.1	8.2
Financial	139.4	12.2
Asset backed	30.2	2.6
U.S. agencies:
Mortgage-backed securities	175.2	15.3
Collateralized mortgage obligation	21.7	1.9
Non-U.S. agencies:
Collateralized mortgage obligation	114.9	10.1
Preferred stock	4.8	0.4

Total fixed-maturities	$1,143.6	100.0%

Substantially all of our fixed-maturity portfolio is investment grade. All of our mortgage-backed securities (“MBS”) and collateralized mortgage obligations had a Moody’s rating of Aa1 or better at December 31, 2007. In addition, we do not own any sub prime, interest only, principal only or residual tranches of MBS.

MBS, including collateralized mortgage obligations, are subject to prepayment risks that vary with, among other things, interest rates. During periods of declining interest rates, MBS generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. As a result, during periods of falling interest rates, proceeds from such prepayments generally must be reinvested at lower prevailing yields. In addition, MBS that have an amortized cost that is greater than par (i.e., purchased at a premium) may incur a reduction in yield or a loss as a result of such prepayments. Conversely, during periods of rising interest rates, the rate of prepayments generally slows. MBS that have an amortized value that is less than par (i.e., purchased at a discount) may incur a decrease in yield as a result of a slower rate of prepayments. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment.

Additionally, we earn investment income from our portfolio of loans receivable at Centennial. These loans consist primarily of moderately sized commercial real estate loans to individuals, corporations, LLCs and partnerships. Loan applications go through a rigorous underwriting process before being submitted for approval to the Loan Committee of Centennial’s Board of Directors. Although the vast majority of loans are secured by real estate located in California, the portfolio is well diversified by borrower, property location and property type. Beginning in 2006, Centennial started to underwrite loans in Nevada and Arizona. Loans typically meet maximum loan to value requirements of 75 percent. Operating income and rental income generated by the real estate of the borrower generally results in a debt coverage ratio in excess of 1.15x. Monthly loan portfolio performance reports are reviewed by Centennial’s Board of Directors.

Employees

At December 31, 2007, we had approximately 11,050 full-time equivalents. Our relationship with our employees is good. No employees are covered by any collective bargaining agreements, and we are not aware of any union organizing activity relating to our employees.

ITEM 1A.	RISK FACTORS

Our business is subject to various risks, including the risks described below. Our business, operating results and financial condition could be materially and adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Our results of operations and financial condition are susceptible to changes in mortgage interest rates, the availability of mortgage financing, and general economic conditions.

The demand for our title insurance and other real estate transaction products and services is dependent upon, among other things, the volume of commercial and residential real estate transactions, including mortgage refinancing transactions. The volume of these transactions has historically been influenced by factors such as interest rates, the availability of mortgage financing, and the state of the overall economy. When interest rates are increasing, the availability of mortgage financing is limited, or during an economic downturn or recession, real estate activity typically declines and we tend to experience lower revenue and profitability. In addition, foreign hostilities could adversely impact the demand for real estate transactions. The cyclical nature of our business has caused fluctuations in revenue and profitability in the past and is expected to do so in the future. In addition, changes in interest rates may have an adverse impact on our return on our investments, the market value of our investment portfolio and interest paid on our bank debt.

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

We are subject to federal and state laws and regulations that are administered and enforced by insurance regulators and other governmental authorities. These laws and regulations are generally intended for the protection of policyholders and consumers rather than security holders. The nature and extent of these laws and regulations vary from jurisdiction to jurisdiction, and their applicability varies from subsidiary to subsidiary, but typically involve:

•	prior approval of the acquisition and control of an insurance company, any company controlling an insurance company or Centennial;

•	regulation of certain transactions, including dividend payments, entered into by an insurance company with any of its affiliates;

•	approval of premium rates for insurance;

•	standards of solvency and minimum amounts of capital surplus that must be maintained;

•	limitations on types and amounts of investments;

•	restrictions on the size of risks that may be insured by a single company;

•	licensing of insurers, agents, inspectors, appraisers, home warranty, loan subservicing and other companies and/or employees and independent contractors;

•	deposits of securities for the benefit of policyholders;

•	approval of policy forms;

•	methods of accounting;

•	establishing reserves for losses and loss adjustment expenses;

•	regulation of underwriting, marketing and business practices;

•	regulation of reinsurance;

•	regulation of escrow accounts;

•	regulation regarding the use of personal information; and

•	filing of annual and other reports with respect to financial condition and other matters.

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

The business of providing real estate transaction products and services is very competitive. Competition for residential title insurance business is based primarily on quality of service and price within regulatory parameters. With respect to national and regional mortgage lenders, service quality includes a large distribution network and the ability to deliver a broad array of real estate services quickly, efficiently and through a single point of contact. Competition for commercial title business is based primarily on price within regulatory parameters, service, expertise in complex transactions and the size and financial strength of the insurer. Title insurance underwriters also compete for agents on the basis of service and commission levels. Although we are one of the largest providers of real estate transaction products and services in the United States, four other companies—Fidelity National Financial, Inc., The First American Corporation, Old Republic International Corporation and Stewart Information Services, Inc.— have the size, capital base and agency networks to compete effectively with our products and services, both in the United States and abroad. In addition, some of our competitors may have now or in the future greater capital and other resources than us. Competition among the major providers of real estate transaction products and services and any new entrants could materially and adversely affect our business, operating results, and financial condition.

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

Provisions of our articles of incorporation and bylaws and applicable state corporation, insurance, and banking laws could limit another party’s ability to acquire us and could deprive shareholders of the opportunity to obtain a takeover premium for shares of common stock owned by them.

Provisions in our articles of incorporation and bylaws may make it difficult for another company to acquire us and for shareholders to receive any related takeover premium for our common stock. These provisions include, among other things:

•	a staggered board of directors in which the board of directors is divided into three classes, with one class elected each year to serve a three year term;

•	the absence of cumulative voting in the election of directors;

•	the removal of directors only for cause and only upon the affirmative vote of the holders of at least 80 percent of the outstanding shares entitled to vote; and

•

a vote of at least 80 percent of the outstanding shares entitled to vote is required for the approval of a merger or consolidation with, or a sale, lease or exchange of substantially all our assets to, any shareholder that directly or indirectly owns or controls 10 percent or more of the voting power of us.

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

Other provisions of Virginia corporation law generally deny voting rights to shares of a public corporation acquired in a “control share acquisition,” which is an acquisition by any person of beneficial ownership of shares that meet or exceed a specified threshold percentage (20 percent, 33.33 percent or 50 percent) of the total votes entitled to be cast for the election of directors, unless approved by a majority vote of all outstanding shares other than those held by the acquiring person. Although our articles of incorporation currently makes these provisions inapplicable to acquisitions of shares of our common stock, these provisions could become applicable in the future if an amendment to our articles is approved by our Board of Directors and shareholders.

Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by state agencies of any change in control of an insurance company or insurance holding company that is domiciled (or, in some cases, doing business) in that state. Under such current laws, any future transaction that would constitute a change in control would generally require approval by the state insurance departments of California, Nebraska, New Jersey, and Texas. Such a requirement could have the effect of delaying or preventing certain transactions affecting the control or the ownership of our common stock, including transactions that could be advantageous to our shareholders.

In addition, state banking laws applicable to our business also contain provisions that require advance approval by state agencies that regulate banks, loan subservicers and other financial institutions, of any change of control of any such institution licensed in that state. Similar to the insurance laws, such a requirement could have the effect of delaying or preventing certain transactions affecting the control or the ownership of our common stock, including transactions that could be advantageous to our shareholders.

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

We currently provide title insurance and other real estate transaction products and services in foreign countries. As of December 31, 2007, we conducted business in a number of foreign markets, including Mexico, Canada, the Caribbean, Latin America, Europe and Asia. In certain countries where we do business, our products and services have a limited history and are not well-established. As a result, market acceptance of our products and services is uncertain, and we may not be able to successfully implement our business plan. Government regulations may determine how we operate in various countries, which could limit our growth and strategy plans. Our foreign business is subject to potential changes in political and economic conditions in the local markets in which they operate, which could adversely affect their performance. We are also subject to foreign taxes in the countries in which we operate, and changes in tax laws or the interpretation of tax laws may reduce our earnings or may increase our tax cost.

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

We lease a three building complex in Glen Allen, Virginia that is currently used for our corporate offices. This property consists of approximately 298,000 square feet of office space and parking facilities. Our subsidiaries conduct their business operations primarily in leased office space in forty-one states, Washington DC, Puerto Rico, Canada, Mexico, Germany, Switzerland and the United Kingdom. In addition, we own certain properties that, in the aggregate, are not material to our business taken as a whole.

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

General

We are involved in certain litigation arising in the ordinary course of our businesses. Although the ultimate outcome of these matters cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, based on current knowledge we believe that the resolution of these matters will not have a material adverse effect on our financial position or results of operations.

Litigation Not in the Ordinary Course of Business

On January 25, 2002, Miles R. Henderson and Patricia A. Henderson (“Plaintiffs in the Henderson Suit”) filed a putative class action suit (the “Henderson Suit”) against Lawyers Title Insurance Corporation (“Lawyers Title”) in the Court of Common Pleas for Cuyahoga County, Ohio. Lawyers Title removed the case to the District Court for the Northern District of Ohio on March 6, 2002, and Plaintiffs in the Henderson Suit amended the complaint on March 8, 2002. On June 28, 2002, the District Court remanded the case to the Court of Common Pleas for Cuyahoga County, Ohio. A similar putative class action suit was filed against Commonwealth, by Rodney P. Simon and Tracy L. Simon (“Plaintiffs in the Simon Suit”) in the Court of Common Pleas for Cuyahoga County, Ohio on March 5, 2003. Plaintiffs’ complaints in both suits alleged that the defendants charged original rates for owners’ title insurance policies instead of a lower, reissue rate for which the customers were eligible. Both defendants moved to compel arbitration of the Plaintiffs’ claims, but lost the motion in both the trial court and on appeal to the Ohio Supreme Court. On remand to the trial court, Plaintiffs in the Henderson Suit are now seeking to have the case certified as a class action on behalf of all sellers and buyers of residential property in Ohio who paid the higher original rate from 1992 to the present. Plaintiffs in the Simon Suit are seeking to have the case certified as a class action on behalf of all sellers of residential property in Ohio, who paid the original rate from 1993 to the present, as requested in the original complaint. Plaintiffs’ complaints in both cases demand an unspecified amount of compensatory damages, declaratory and injunctive relief, punitive damages, and attorneys’ fees and costs. In December 2007, a voluntary mediation was held in the Henderson Suit and the parties agreed in principle on several key terms of a settlement that is within the reserve established during third quarter 2007. Should the parties be unable to finalize their agreement, a class certification hearing will be scheduled in March 2008. A hearing date on the Motion for Class Certification filed by the Plaintiffs’ in the Simon Suit has not been scheduled. Should further litigation prove necessary, defendants believe that they have meritorious defenses.

On September 20, 2004, Kenneth and Deete Higgins (“Plaintiffs in the Higgins Suit”) filed a putative class action suit (the “Higgins Suit”) against Commonwealth Land Title Insurance Company (“Commonwealth”) in the Circuit Court of Nassau County, Florida. On February 3, 2005, Plaintiffs in the Higgins Suit filed an Amended Class Action Complaint. Plaintiffs in the Higgins Suit allege that Commonwealth charged refinance borrowers higher basic rates for title insurance, rather than the lower reissue rates for which they are alleged to have qualified. The Amended Class Action Complaint also states that Commonwealth failed to disclose the potential availability of the lower rates to customers. Plaintiffs in the Higgins Suit seek to have the case certified as a class action on behalf of all Florida persons or entities who refinanced their mortgages or fee interests on the identical premises from July 1, 1999 to the present where there was no change in the fee ownership and who were charged a premium in excess of the reissue premium. Plaintiffs’ complaints in the Higgins Suit demand an unspecified amount of compensatory damages, declaratory relief, attorneys’ fees, costs and pre-judgment interest. Initial discovery has been exchanged between the parties. Commonwealth objected to answering interrogatories and producing documents in the possession of the company’s agents. Plaintiffs in the Higgins Suit moved to compel this discovery, which motion was granted by the trial court. Commonwealth filed a Petition for Writ of Certiorari to the First District Court of Appeal to overturn the trial court’s ruling. Briefing was completed and oral argument heard on July 24, 2007. No motion for class certification has been filed to date, and Commonwealth believes it has meritorious defenses.

On July 24, 2006, A. D. Alberton (“Plaintiff in the Alberton Suit”) filed a putative class action suit (the “Alberton Suit”) against Commonwealth which is currently pending in the United States District Court for the Eastern District of Pennsylvania. A similar putative class action suit was filed against Lawyers Title by Shariee L. De Cooman (“Plaintiff in the De Cooman Suit”) in the Court of Common Pleas of Allegheny County, Pennsylvania on or about August 12, 2005. On November 1, 2005, Plaintiff in the De Cooman Suit filed an Amended Complaint. Plaintiff’s complaint in the Alberton Suit alleges that Commonwealth charged rates for title insurance in excess of statutorily mandated rates and/or failed to disclose to consumers that they were entitled to reduced title insurance premiums. The Alberton Suit seeks to certify a class on behalf of all consumers who paid premiums for the purchase of title insurance on Pennsylvania properties from Commonwealth at any time from January 2000 until August 2005 and did not receive a discounted refinance or reissue rate for which they qualified. Plaintiff’s complaint in the De Cooman Suit alleges that Lawyers Title charged the basic rate rather than a reissue or discounted rate to certain consumers. The DeCooman Suit seeks to certify a class on behalf of all owners of residential real estate in Pennsylvania who, at any time during the ten years prior to August 12, 2005 paid premiums for the purchase of title insurance from Lawyers Title, qualified for a reissue or other discounted rate, and did not receive such rate. A class certification hearing in the Alberton Suit was held on October 16, 2007. On January 31, 2008, the court issued an order granting in part the motion of Plaintiff in the Alberton Suit for class certification and certifying a class of all persons who from July 25, 2000 until August 1, 2005 paid premiums for the purchase of title insurance from Commonwealth in connection with a refinance of a mortgage or fee interest on Pennsylvania properties that were insured by a prior title insurance policy within ten years of the refinance transaction and were not charged the applicable reissue rate or refinance rate discount for title insurance on file with the Pennsylvania Insurance Commissioner. The parties are engaged in negotiations to settle the Alberton Suit. A class certification hearing in the De Cooman Suit was held on October 9, 2007. Plaintiff’s complaint in the Alberton Suit demands an unspecified amount of compensatory damages, declaratory relief, triple damages, restitution, pre-judgment and post-judgment interest and expert fees, attorneys’ fees and costs. Plaintiff’s complaint in the De Cooman Suit demands an unspecified amount of compensatory damages, punitive damages, triple damages, prejudgment interest, and attorneys’ fees, litigation expenses and costs. The defendants believe they have meritorious defenses.

With respect to the class action litigation disclosed above, the cases are subject to many uncertainties and complexities, including but not limited to: the underlying facts of each matter; variations between jurisdictions in which matters are being litigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement or through litigation; the timing and structure of their resolution relative to other similar cases brought against other companies; the fact that many of these matters are putative class actions in which a class is not clearly defined and has not been certified; and the current challenging legal environment faced by large corporations and insurance companies. For the reasons specified above, at this stage of the litigation, the amount or range of loss that could result from an unfavorable outcome cannot be reasonably estimated, except with respect to a reserve of $10 million established during third quarter 2007 in connection with the Henderson and Alberton cases.

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

Various states are studying the title insurance product, market, pricing, business practices, and potential regulatory and legislative changes. Multiple states, including California, Florida, New Mexico, New York, Texas, and Washington, are examining pricing levels and/or title insurance regulations. If it is determined that prices are not justified, rate changes may be implemented, including potential rate reductions.

Some of the pricing examinations, like those conducted in Texas and New Mexico, are conducted annually or biannually and usually result in adjustments to the prices we can charge. Subsequent to the 2004 Texas Title Insurance Biennial Hearings in August 2006, the Texas Commissioner of Insurance ordered a rate reduction of 3.2 percent effective February 1, 2007. The Texas Commissioner of Insurance issued a Consent Order on February 25, 2008 agreeing to settle the ratemaking phase of the 2006 Texas Title Insurance Biennial Hearing with no change to current rates.

Subsequent to a hearing of the New Mexico title rate case for 2006, which concluded on January 18, 2007, the New Mexico Superintendent of Insurance (the “Superintendent”) issued an order on July 20, 2007 (the “Final Order”) mandating a rate reduction of 6.36 percent and a change in the agent/underwriter split from 80/20 to 84.2/15.8 effective September 1, 2007. The New Mexico Land Title Association (the “NMLTA”) filed a Motion for Reconsideration with the Superintendent on August 3, 2007. As a result of the Superintendent taking no action with respect to that Motion, on August 20, 2007, the NMLTA filed a Request for Review of Superintendent’s Final Order, a stay and hearing by the New Mexico Public Regulatory Commission (the “Commission”). Various underwriters also filed an appeal to the Commission. On August 28, 2007, the Superintendent issued an Order denying the NMLTA’s Motion for Reconsideration and granting the stay request until the Commission completes its review of the case with a requirement that the rate differential be escrowed during the stay and a notice of potential refund be provided to consumers. The Commission heard oral argument on the issues January 23, 2008. If the Commission upholds the Final Order, it can then be appealed to a New Mexico district court, with further appellate review available up to the New Mexico Supreme Court. The NMLTA and certain underwriters filed motions on October 19, 2007 seeking various remedies relating to the 2006 rate case, which resulted in certain Commissioners recusing themselves and if granted could result in the 2006 rate decision being vacated. The Superintendent has not yet issued an order on the completed 2007 rate case. The New Mexico Attorney General has asked the Superintendent to reduce title insurance rates in the 2007 rate case by more than 11 percent.

The California Department of Insurance (“CA DOI”) submitted to the Office of Administrative Law (“OAL”) proposed regulations governing the rating of title insurance and related services that could impose future rate reductions and filing of mandated statistical plans that impose substantially higher costs on title insurance operations in California. On February 21, 2007, OAL disapproved the regulatory action for failure to comply with certain standards and requirements and on February 28, 2007 issued a written decision detailing the reasons for disapproval. On June 28, 2007, CA DOI submitted revised regulations to OAL that were approved by OAL on July 25, 2007 and subsequently released by the California Secretary of State. The date for compliance with the requirements of the regulations varies by provision during 2009 and 2010. LandAmerica and other title companies doing business in the California market have been engaged in discussions with CA DOI regarding alternative approaches to the regulations but may pursue an appeal if such discussions are unsuccessful. The Commissioner of CA DOI has agreed to propose substantial changes to the data call (i.e. a request to submit information for the insurance experience) and statistical plan portion of the regulations to simplify them and minimize compliance costs, including delaying the effective dates by one year, through a new rulemaking file. The Commissioner has committed further to (i) eliminate the interim rate reduction if the industry helps CA DOI obtain an alternative method to enforce the data call and (ii) eliminate the maximum rate formula if the industry works with CA DOI to enact substantive alternate reforms. An External Title Insurance Working Group is working directly with CA DOI on these matters.

The Florida Office of Insurance Regulation and Department of Financial Services held a public hearing on August 23, 2007, in which numerous title insurance executives were questioned about Florida title insurance issues.

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

In June 2005, we established reserves of $19.0 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes settlements with the California, Arizona, Nevada, Virginia, Colorado, and North Carolina departments of insurance. Based on these settlements and the status of inquiries, we released $8.5 million of this reserve back into earnings during fiscal years 2005-2007. The remaining reserve at December 31, 2007 was approximately $1.3 million.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the persons who serve as our executive officers, their ages and positions as of February 28, 2008, and their business experience during the prior five years. There are no family relationships between any of such persons and any director, executive officer or person nominated or chosen to become a director or executive officer.

Name	Age	Office and Experience
Kenneth Astheimer	59	President – Agency Services since January 1, 2007 and Executive Vice President – Agency Services of LandAmerica from September 2002 through December 31, 2006. Mr. Astheimer also serves as Executive Vice President for each of Lawyers Title, Commonwealth and Transnation, positions held for more than five years.

Name	Age	Office and Experience
Theodore L. Chandler, Jr.	55	Chairman and Chief Executive Officer of LandAmerica since January 1, 2007; President and Chief Executive Officer of LandAmerica from January 1, 2005 through December 31, 2006 and Chairman and Chief Executive Officer of each of Lawyers Title, Commonwealth and Transnation since January 1, 2005. Mr. Chandler served as Chief Operating Officer of LandAmerica and each of Lawyers Title, Commonwealth and Transnation from July 24, 2002 to December 31, 2003.

Ross W. Dorneman	61	Executive Vice President and Chief Administrative Officer of LandAmerica since January 1, 2007 and Executive Vice President – Human Resources of LandAmerica from December 2002 through December 31, 2006.

G. William Evans	53	Executive Vice President and Chief Financial Officer of LandAmerica since September 15, 1999. Mr. Evans previously served as Chief Financial Officer of each of Lawyers Title, Commonwealth and Transnation from September 15, 1999 to December 1, 2005. Mr. Evans also serves as Senior Executive Vice President each of Lawyers Title, Commonwealth and Transnation, positions he has held since December 1, 2005.

Michelle H. Gluck	48	Executive Vice President and Chief Legal Officer of LandAmerica since May 15, 2007; Executive Vice President, Chief Legal Officer and Corporate Secretary from January 1, 2007 to May 15, 2007; Executive Vice President, General Counsel and Secretary of LandAmerica from January 1, 2004 through December 31, 2006 and Executive Vice President of each of Lawyers Title, Commonwealth and Transnation since January 1, 2004. Ms. Gluck served previously as Vice President, Associate General Counsel and Assistant Secretary of Kmart Corporation from June 2001 to September 2003.

Richard P. Gonzalez	66	Executive Vice President and Chief Technology Officer since January 1, 2007; Senior Vice President and Chief Technology Officer from May 1, 2005 to December 31, 2006. Mr. Gonzalez served previously as an independent management consultant from March 2003 until March 2005. Prior to that time, he served as a Senior Vice President of the NASDAQ Stock Market.

Melissa A. Hill	51	President – Residential Services since January 1, 2007 and Executive Vice President – Production and Process Improvement of LandAmerica from January 1, 2004 through December 31, 2006. Ms. Hill previously served as President of LandAmerica OneStop from August 2002 to December 2003.

Name	Age	Office and Experience
Jeffrey C. Selby	62	President – Commercial Services since January 1, 2007 and Executive Vice President – Commercial Services of LandAmerica from January 1, 2004 through December 31, 2006. Mr. Selby also serves as Executive Vice President of Commonwealth, Lawyers Title and Transnation, positions he has held for more than five years. Mr. Selby served as Executive Vice President - Director of National Commercial Services and Manager of National Agents and Affiliates of LandAmerica from February 17, 1999 to December 31, 2003.

Christine R. Vlahcevic	45	Senior Vice President - Corporate Controller of LandAmerica since January 1, 2005. Ms. Vlahcevic also serves as Chief Financial Officer for each of Lawyers Title, Commonwealth and Transnation, positions she has held since December 1, 2005. Ms. Vlahcevic previously served as Senior Vice President – Corporate Controller of each of Lawyers Title, Commonwealth and Transnation from January 1, 2005 to December 1, 2005. Ms. Vlahcevic served as Controller of Chesapeake Corporation from October 2000 to December 2004.

Albert V. Will	52	President – Lender Services since January 1, 2007 and Executive Vice President – Lender Services from March 15, 2005 through December 31, 2006. Mr. Will previously served as President of Lincoln Abstract, LLC, a position he held from April 2004 to March 2005. Prior to April 2004, Mr. Will served as Executive Vice President, Radian Guaranty and President, Radianexpress.com of Radian Group, Inc., positions he held for more than five years.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock and Dividends

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “LFG.”

The following table sets forth the reported high and low sales prices per share of our common stock on the NYSE Composite Tape, based on published financial sources, and the cash dividends per share declared on the common stock for the calendar quarter indicated.

	Price Range
	High	Low	Dividends
Year Ended December 31, 2006
First quarter	$69.50	$60.14	$0.18
Second quarter	71.04	61.08	0.18
Third quarter	67.59	58.75	0.22
Fourth quarter	69.85	59.15	0.22

Year Ended December 31, 2007
First quarter	$75.55	$60.58	$0.22
Second quarter	106.66	74.00	0.22
Third quarter	96.90	36.85	0.30
Fourth quarter	41.22	23.60	0.30

Our current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends to holders of common stock will be at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, capital requirements and other factors.

Because we are a holding company, our ability to pay dividends will depend largely on the earnings of, and cash flow available from, our subsidiaries. During 2006, our three principal title underwriting subsidiaries, Commonwealth, Lawyers Title and Transnation, redomesticated to Nebraska. These insurance subsidiaries are subject to state regulations that require approval of the Nebraska Department of Insurance prior to payment of any extraordinary dividends or distributions. Under Nebraska’s laws and regulations, an extraordinary dividend or distribution is any amount which exceeds the greater of (a) ten percent of such insurer’s policyholders surplus as of the preceding year end or (b) net income not including realized capital gains, for the preceding calendar year. In determining whether a dividend or distribution is extraordinary, an insurer may carry forward net income from the previous two calendar years that has not already been paid out as dividends. For the 12-month period ending December 31, 2007, our three principal underwriters are permitted to distribute approximately $186.1 million to us without prior regulatory approval.

Stock Performance Graph

The following graph compares the cumulative total return to our shareholders for the last five fiscal years with the total return on the S&P 500 Index and the NASDAQ Insurance Index. The graph makes the same comparison to the S&P 600 Small Cap Index. The graph assumes the investment of $100 in our common stock on December 31, 2002, and the reinvestment of all dividends.

SOURCE: Bloomberg Financial Database

Index Data	12/2002	12/2003	12/2004	12/2005	12/2006	12/2007
LandAmerica Financial Group	$100	$149	$155	$181	$186	$101
S&P 500	$100	$129	$143	$150	$173	$183
NASDAQ Insurance Index	$100	$124	$150	$167	$190	$192
S&P 600 Small Cap Index	$100	$139	$170	$183	$211	$210

Number of Shareholders of Record

As of February 22, 2008, there were approximately 1,448 shareholders of record of our common stock, including the Depository Trust Corporation, which acts as a clearinghouse and nominee for multiple brokerage and custodial accounts.

Issuer Purchases of Equity Securities

The following table sets forth the details of purchases of common stock under our share purchase plans and our Executive Voluntary Deferral Plan and Outside Directors Deferral Plan that occurred in the fourth quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2007	304,630	$37.46	302,900	1,851,329
November 1 through November 30, 2007	165,924	$28.06	164,130	1,685,405
December 1 through December 31, 2007	32,742	$28.06	29,850	1,652,663

(1)	A total of 6,416 shares of our common stock were purchased in connection with the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan during fourth quarter 2007. These repurchases were made in open-market transactions on behalf of a trust maintained by us for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. For additional information on these plans, see Part II, Item 8, “Financial Statements and Supplementary Data.”

(2)	In February 2007, the Board of Directors approved a share repurchase program expiring in October 2008 (the “2007 Program”) that authorizes us to repurchase 1.5 million shares of our common stock. Under the 2007 Program, we repurchased 106,500 shares during fourth quarter 2007 for $4.4 million, at an average cost of $40.92 per share. As of December 31, 2007, there were no authorized shares remaining under the 2007 Program.

(3)	In August 2007, the Board of Directors approved a share repurchase program expiring in March 2009 (the “2007 II Program”) that authorizes us to repurchase 1.5 million shares of our common stock. Under the 2007 II Program, we repurchased 390,380 shares during fourth quarter 2007 for $12.4 million at an average cost of $31.82 per share. As of December 31, 2007, there were approximately 1,109,620 authorized shares remaining under the 2007 II Program.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth in the following table should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data.”

	2007		2006		2005		2004		2003
	(Dollars in millions, except per share amounts)
For the year ended December 31:
Total revenue	$3,705.8		$4,015.9		$3,959.6		$3,522.1		$3,406.0
Net (loss) income	(54.1	)(1)	98.8	(2)	165.6	(3)	171.6	(4)	202.8	(5)
Net (loss) income per share	(3.31)		5.80		9.45		9.46		11.01
Net (loss) income per share assuming dilution	(3.31)		5.61		9.29		9.39		10.88
Dividends per share	1.04		0.80		0.66		0.50		0.34
At December 31:
Notes payable	579.5		685.3		479.3		465.4		327.4
Total assets	3,853.7		4,174.8		3,695.0		3,264.9		2,710.1
Shareholders’ equity	1,200.7		1,395.8		1,278.5		1,197.7		1,065.8

(1)	In 2007, we incurred $25.3 million, or $15.4 million after taxes, for the write-off of intangible and long-lived assets and $6.4 million, or $4.2 million after taxes, for the early extinguishment of debt.
(2)	In 2006, we incurred $14.7 million, or $9.5 million after taxes, for the write-off of intangible and long-lived assets.
(3)	In 2005, we (1) recorded the recognition of deferred income of $33.8 million, or $20.0 million after taxes, (2) recorded the write-off of intangible and long-lived assets of $39.1 million, or $23.2 million after taxes, and (3) incurred legal and settlement costs of $22.6 million, or $15.4 million after taxes.
(4)	In 2004, we (1) incurred litigation settlement costs of $9.2 million, or $5.9 million after taxes, (2) amended our pension plan effective December 31, 2004 to cease future accruals resulting in a curtailment gain of $4.8 million, or $3.1 million after taxes, (3) recorded exit and termination costs of $6.5 million, or $4.2 million after taxes, and (4) recorded title plant impairments of $5.0 million, or $3.2 million after taxes.
(5)	In 2003, we recorded title plant impairments of $4.9 million, or $3.2 million after taxes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

Our long-term goal is to be the premier provider of integrated real estate transaction services while maximizing our profitability throughout the real estate market cycle. To accomplish this objective, we have expanded our operations through internal growth and selective strategic acquisitions. Our business operations are organized under three primary business segments: Title Operations, Lender Services, and Financial Services. Other operating business segments not required to be reported separately are combined with unallocated corporate expenses and reported in a category called Corporate and Other. In 2007, we refined our definition and measurement of commercial revenue and have revised our 2005 and 2006 commercial revenue to be comparable to the 2007 presentation.

Given our relative size and market share, we believe that our business generally trends with the overall real estate industry. The Mortgage Bankers Association (“MBA”) estimated that there were $2.3 trillion residential mortgage originations in 2007, $2.7 trillion in 2006, and $3.0 trillion in 2005. The MBA’s statistics at February 15, 2008 estimate that approximately 50 percent of new mortgage originations in 2007, 2006, and 2005 were refinance transactions. Similar to the real estate industry, we experienced a record year in 2005 due to a low interest rate environment and strong commercial activity. During 2006, rising mortgage interest rates coupled with several years of strong appreciation in home prices, reduced consumer housing affordability and caused a decline in housing sales and the volume of refinance activity. The sharp contraction in the mortgage credit markets in 2007 further compounded the deterioration in the residential real estate market. In 2007, commercial revenue was 30.8 percent of direct title business. Commercial revenue tends to be less sensitive to interest rate fluctuations. Both 2006 and 2007 benefited from strong levels of commercial activity. The MBA forecast anticipates a decrease in overall mortgage originations of approximately 16 percent to $2.0 trillion in 2008, with refinancing transactions accounting for 53 percent of the market. We believe that our results for 2008 will mirror the MBA expectations. In addition, we believe that the commercial real estate cycle may have reached its peak in 2007 and may level off in 2008.

Operating revenues were $3,569.4 million, $3,885.2 million, and $3,853.6 million in 2007, 2006, and 2005, respectively. Pretax operating (loss) income was $(81.6) million, $154.0 million, and $261.3 million in 2007, 2006, and 2005, respectively. Our predominant business operation continues to be our Title Operations segment which accounted for 88.1 percent of our operating revenue in 2007 and 90.3 percent of our operating revenue in 2006 and 2005. In 2007, we experienced a decline in operating revenues from agency and direct title operations in the Title Operations segment and declines in certain lines of the mortgage originations and loan servicing businesses in the Lender Services segment, as well as declines in the home warranty and property inspections businesses when compared with 2006. These declines were offset in part by increased business volume as the result of the merger with Capital Title Group, Inc. (“Capital Title”) and other acquisitions, growth in the title and non-title commercial operations, and growth in the default management services business.

The pretax operating loss in 2007 was primarily due to the effects of the sharp decline in the residential housing market. In addition, the following items affected the results for 2007: (1) we recorded an impairment charge in first quarter 2007 for a customer relationship intangible in our Lender Services segment, (2) we incurred a higher claims provision ratio in our Title Operations segment, (3) we recorded a legal accrual for two class action lawsuits, (4) we incurred incremental costs to close offices in response to current market conditions, and (5) we incurred a charge related to the prepayment of certain senior notes. Pretax operating losses were offset in part by continued strength in the commercial real estate market, proceeds from a lawsuit settlement, and growth in the default services line of our loan servicing business.

As conditions in the real estate market became increasingly difficult in 2007, we aggressively sought to reduce our operating costs while remaining focused on activities designed to improve our underlying fundamentals. We reviewed our operating performance and related staffing requirements during the year in each of the local markets we serve. Based on this review, we reduced full-time equivalent (“FTE”) counts by approximately 3,200, or 22 percent, as of December 31, 2007 and we closed or consolidated approximately 285 offices. As a result of these actions, we incurred approximately $43.9 million of related pretax charges in 2007 compared to $6.6 million in 2006.

Additionally, we are transforming our cost structure through our Fusion initiatives. In order to transform LandAmerica into a unified operating company, we are actively engaged in a number of initiatives to maximize our operating efficiency and thereby improve our return on equity. We call these initiatives Fusion. Under Production Fusion, we have consolidated just over 50 production centers, or a decrease of 60 percent, from the beginning of the year. Technology Fusion is our initiative to reduce the complexity and cost of over 300 operating applications to a substantially reduced number when completely phased in during 2009. In 2007, we met our goal to decommission approximately 100 systems and will continue this process in 2008.

In first quarter 2007, we recorded a customer relationship intangible impairment charge of $20.8 million, or $12.5 million net of taxes, as a result of the probable loss of business from one of our tax and flood processing customers, Fremont General Corporation. For further details, see Note 13 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

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

In August 2007, we settled a lawsuit with Mercury Companies, Inc. and received a payment in the amount of $12.5 million as part of the settlement. The payment is reflected as a reduction of legal fees and costs expended in the litigation in the “General, administrative and other” line (approximately $11.7 million) and in the “Salaries and employee benefits” line (approximately $0.3 million) of the Consolidated Statements of Operations. In September 2007, we established reserves of $10.0 million for anticipated exposure to class action litigation. For further details, see Note 14 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

On October 10, 2007, we received net proceeds of $100 million under our existing $200 million revolving credit agreement with SunTrust Bank. All of the proceeds received were used to prepay certain of our senior notes. We exercised our option to prepay the senior notes to enhance our financial flexibility. We recorded a charge of $6.4 million in fourth quarter 2007 primarily as a result of a “make-whole” payment applicable to the senior notes. For further details, see Note 10 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Title Operations

Our Title Operations segment is affected by the level of real estate activity which itself is often driven by the cost and availability of mortgage funds and by economic developments. The demand for our title insurance products and services is dependent upon, among other things, the volume of residential and commercial real estate transactions, including mortgage refinancing transactions. The volume of these transactions has historically been influenced by factors such as interest rates and the state of the overall economy. For example, when interest rates are increasing or the economy is experiencing a downturn or recession, real estate activity typically declines and we experience lower revenue and profitability. The cyclical nature of our business has caused fluctuations in revenue and profitability in the past and is expected to do so in the future. Earnings pressure during a cyclical downturn can be further pressured by the fixed cost components of our operating structure. In addition to cyclicality in our title business, we also experience seasonality. Residential real estate activity is generally slower in the winter, when fewer families buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity is generally more uniform throughout the seasons, but is subject to interest rate variability. We typically report our lowest revenue in the first quarter, with revenue increasing into the second quarter and through the third quarter. The fourth quarter may be as strong as the third quarter, depending on the level of activity in the commercial real estate market and residential refinancing activity. Commercial real estate volumes are less sensitive to changes in interest rates, but fluctuate based on local supply and demand. Due to a downturn in the residential real estate environment that began in 2006 and continued into 2007 and the contraction in the mortgage credit markets in 2007, our results did not follow the typical seasonal patterns as evidenced by sharp declines in revenue in the third and fourth quarters. See Part I, Item 1, “Cyclicality and Seasonality.”

Revenue from our Title Operations segment includes title premiums, escrow fees, and fees for other ancillary services. Premiums and fees are determined both by competition and by state regulation in those states that regulate rates that we can charge for our services. In addition, revenue from our Title Operations segment is influenced by our sales and marketing efforts. Revenue from title operations owned by us is recognized at the time the real estate transaction closes. There can be a delay of up to several months between the point in time that a title order is opened and the real estate transaction closes. Consequently, expenses may be incurred and recognized related to a direct title order in advance of revenue being recognized. Operating revenue from independent agents is recognized when we receive notification from the agent that a policy has been issued. Agent notification typically occurs later than the closing of the real estate transaction. The delay in notification varies from year to year, from agent to agent, and between regions of the country. During 2007, we experienced an average delay between closing and reporting by agents of approximately 110 days. The delay in notification by agents defers revenue recognition and may also create a lag between changes in general real estate activity and the effect of such changes on the portion of our Title Operations segment revenue attributable to agents.

On September 8, 2006, we completed the merger with Capital Title, which consisted of a title insurance underwriter, several title and escrow agency operations, a property appraisal company, a settlement services provider, and other related companies. Capital Title serviced customers primarily in Arizona, California, and Nevada in addition to providing lender services on a national basis. Under the terms of the merger, we acquired 100 percent of Capital Title’s common stock for approximately $252.6 million which included direct transaction costs of $3.6 million. Our merger with Capital Title strengthened our title operations presence in key western states and added scale to the services we provide to our mortgage lending customers. During 2007, we achieved annualized pretax cost savings of approximately $16 million in conjunction with our integration.

Our profit margins are affected by several factors including: the volume of real estate transactions, the type of title policies issued, the distribution channel used to issue our policies, the amount of liability insured, and the level of cancellations.

•

Volume is an important determinant of profitability because we, like any other real estate services company, have a significant level of fixed costs arising from personnel, occupancy costs, and maintenance of title plants. While we utilize title orders opened as a forward-looking indicator of business volume, our results are affected during times of rapidly increasing or decreasing volumes since we cannot immediately match our staffing requirements to changes in business volumes.

•

The type of title policies issued affects our profitability margin. Profit margins from refinancing activity are generally lower than those from buy/sell activity because, in many states, there are premium discounts on refinance transactions.

•

The distribution channel used to issue our policies affects our profitability margin. Our direct operations generally provide higher margins because we retain the entire premium from each transaction instead of paying a commission to an independent agent. We regularly review the profitability of our agents, adjust commission levels or cancel certain agents where profitability objectives are not being met, and expand operations where acceptable levels of profitability are available.

•

The amount of liability insured is also a determinant of profitability. Because premiums are based on the face amount of the policy, larger policies generate higher premiums although expenses of issuance do not necessarily increase in proportion to policy size.

•	Cancellations affect profitability because costs incurred both in opening and in processing orders typically are not offset by premiums and fees.

We continually evaluate our cost structure in relation to anticipated changes in business levels discussed above. Our profit margin (which is defined as income before taxes as a percentage of total revenue) was 0.9 percent in 2007 compared to 6.3 percent in 2006 and 9.2 percent in 2005. The decline in profit margin in 2007 from 2006 was due primarily to the decline in the residential real estate market. See “Executive Overview” above for further discussion of factors that affected 2007 profit margin.

Generally, title insurance claims rates are lower than other types of insurance because title insurance policies insure against prior events affecting the quality of real estate titles rather than against unforeseen, and therefore less predictable, future events. Based on our review of the underlying claims data and trends therein, we have provided for title losses at 8.6 percent of operating revenue from the Title Operations segment for 2007 compared to 6.1 percent in 2006 and 5.2 percent in 2005. The increase in the loss percentage in 2007 compared to 2006 was due to upward development primarily in policy years 2004, 2005, and 2006 and a higher claims rate for the 2007 policy year. Since there is an extended time period for which we are liable, slight changes in frequency and severity of claims in more recent policy years can have a significant affect on the amount of liability required for Incurred But Not Reported (“IBNR”) claims. See “Critical Accounting Estimates – Policy and Contract Claims” below for further discussion.

Lender Services

Our Lender Services segment provides services to regional and national lending institutions which complement those offered in our title insurance business. The management of the Lender Services segment is focused on three lines of business: mortgage origination, loan servicing, and loan subservicing. Our mortgage origination business consists primarily of centralized transaction management services, flood zone determinations, appraisal and valuation services, and consumer mortgage credit reporting. Our loan servicing business provides real estate tax processing services and default management services, and our loan subservicing business provides national loan subservicing through our subsidiary LoanCare Servicing Center, Inc. Over the past three years, we have expanded our Lender Services platform through strategic acquisitions. In 2005, we expanded the national scope of our businesses in these areas through the purchase of one flood certification business, four credit reporting businesses, and one default management business. Our merger with Capital Title in 2006 further expanded our Lender Services platform with the addition of a centralized management services business and an appraisal and valuation business. In 2006, we also acquired a business that developed a web-based application that manages the default mortgage process and we acquired a flood determination business. We expect to continue expanding organically and through small acquisitions or partnerships in this segment and to build on cross-selling opportunities.

Lender Services currently realizes approximately 17 percent of its reported revenue through service revenue associated with tracking and reporting of real estate tax payments related to mortgage loans for lending institutions. Our servicing agreements typically call for us to service the mortgage loan until cancellation or sale. The lenders pay for these services at the time they add a loan to their servicing portfolio. We defer a significant portion of the revenue received for these services to account for the life of loan servicing aspects of the contracts. As a result, revenue reported in the financial statements represents the amortization of both current and prior service fees and is not representative of new contract sales levels. Expenses on the other hand are charged to the income statement as incurred and are not deferred. Thus, an understanding of the levels of deferred revenue or new contract cash received in this area is critical to understanding the relative strength of the underlying business related to tax and flood services. The estimated life of loans is reviewed regularly to determine if there have been changes in contract lives and/or changes in the number or timing of prepayments and adjusted to reflect current trends. In certain instances, we are required to reimburse part of the fees if the lender sells a loan to another party. See further discussion in “Critical Accounting Estimates” below.

Financial Services

The business reported in this segment includes Centennial, whose primary business is the origination and bulk purchase of commercial real estate loans in the Southern California market and, to a lesser degree, in Arizona and Nevada; Centennial’s business is dependent on the viability of the commercial real estate market in these markets. Deposits are solicited through the internet for both certificates of deposit and passbook savings accounts. As an industrial bank, Centennial does not accept demand deposits, such as checking accounts, that provide for payment to third parties. Centennial does not offer banking services such as credit cards or automated teller machines. We utilize Centennial to hold a portion of our escrow deposits. At December 31, 2007, the escrow balance was approximately $87.7 million. We expect to continue to expand the depository service capabilities of Centennial to facilitate escrow transactions.

We facilitate tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code. In second quarter 2007, the governor of the State of Nevada approved a consumer protection law that affects tax-deferred property exchanges in that state. Under the new state law, funds related to tax-deferred property exchanges are required to be deposited in federally insured or similar financial institutions. In addition, the Internal Revenue Service and U.S. Treasury Department are proposing similar regulations. In response to this new state law and proposed federal regulation, during 2007 we began moving the location and administration of affected funds to Centennial. At December 31, 2007, Centennial held $131.9 million of tax-deferred property exchange deposits previously held in third party accounts, which were not considered to be our assets. We are not certain whether or when similar laws will be approved in other states or on a national level and what effect such laws may have on the location and administration of other funds related to tax-deferred real property exchanges. For further details, see Note 1 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Corporate and Other

This category includes businesses that are not significant enough in size to be reported as separate segments as well as the unallocated portion of the corporate expenses related to our corporate offices in Glen Allen, Virginia and unallocated interest expense. The businesses reported in this category provide residential property inspections, home warranties, commercial property valuations and assessments, and due diligence services.

During the past three years, we have expanded the scope and scale of businesses included in Corporate and Other through strategic acquisitions. We acquired residential home inspection businesses during 2005 and 2006. In 2007, we acquired a commercial appraisal business and a building and project consultancy.

Commercial revenue was 62.7 percent of operating revenue in Corporate and Other and, as discussed above, tends to be less sensitive to interest rate fluctuations. The full year 2007 continued to benefit from strong levels of commercial activity. Consequently, operating revenue in 2007 increased 18.4 percent over 2006. We believe that the commercial real estate cycle may have reached its peak in 2007 and may level off in 2008.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our accompanying Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. We are required to make estimates and judgments about future events that can affect the reported amounts of certain assets, liabilities, and disclosures with respect to contingent liabilities and commitments at the date of our financial statements and the reported amounts of revenues and expenses during the period. We consider the following accounting estimates to be critical in preparing and understanding such statements. Actual results could differ from those estimates. Significant accounting policies are disclosed in Note 1 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

A quantitative sensitivity analysis is provided where that information is reasonably available, can be reliably estimated, and provides material information to financial statement users. The amounts used to assess sensitivity (e.g., 1 percent, 6 months, etc.) are included to allow users of our financial statements to understand a general direction cause and effect of changes in the estimates and do not represent our predictions of variability.

Policy and Contract Claims

Claims payment experience has historically extended for more than 20 years after the issuance of a policy. Due to the length of time over which claim payments are made and changes in underlying economic conditions, these estimates are subject to variability. We review our claims experience quarterly to evaluate the adequacy of our claims reserve. We consider factors such as historical timing of reported claims and claims payments over the period in which policies are effective against actual experience by year of policy issue to determine the amount of claims liability required for each year for which policies are outstanding. We also consider the effect of current trends in marketplace activity, including refinance activity, which may shorten the time period a policy is outstanding, bankruptcies and individual large claims attributable to any particular period in determining the expected liability associated with each year. These projections are compared to recorded reserves to evaluate the adequacy of such recorded reserves and any necessary adjustments are included in current expenses. Our recorded liability for claim losses at December 31, 2007 includes reserves for known claims of $165.8 million and reserves for losses that have been incurred but have not yet been reported of $710.7 million. Reserves for known claims include the estimated amount of the claim and the costs required to resolve the claim. A provision for estimated claims that are incurred but not yet reported is established at the time premium revenue is recognized based on reported claims, historical loss experience, and other factors, including industry trends.

Provisions for title losses as a percentage of operating revenues from the Title Operations segment were 8.6 percent for 2007, 6.1 percent for 2006, and 5.2 percent for 2005. A change of 1 percent in this percentage would have changed the provision for title losses and pretax earnings by approximately $31.4 million for the year ended December 31, 2007. We review our loss provision rates quarterly and adjust as experience develops or new information becomes known.

Valuation of Investments

We review our available-for-sale investment portfolio quarterly for factors that may indicate that a decline in fair value of an investment is other-than-temporary. Some factors considered in evaluating whether or not the decline in fair value is other-than-temporary include: (1) the significance of the decline; (2) whether the investments were rated below investment grade; (3) how long the securities have been in the unrealized loss position; and (4) our ability and intent to retain the investment for a significant period of time for it to recover. Investments are selected for analysis whenever an unrealized loss is greater than a certain threshold that we determine based on our judgment. Fixed-maturity investments that have unrealized losses caused by interest rate movements are not at risk as we have the ability and intent to hold them to maturity. Unrealized losses on investments in equity securities and fixed-maturity instruments that are susceptible to credit related declines are evaluated based on the aforementioned factors. We believe that our monitoring and analysis has allowed for the proper recognition of other-than-temporary impairments over the past three year period. Any change in estimate in this area will have an effect on the results of operations of the period in which a charge is taken. See also “Investment Policies” under Part I.

Purchase Accounting and Goodwill and Long-Lived Assets Valuations

We completed 3 acquisitions with a total purchase price of $26.0 million in 2007, 11 acquisitions with a total purchase price of $266.5 million in 2006, and 9 acquisitions with a total purchase price of $26.1 million in 2005. These acquisitions were intended to grow our title operations and expand our real estate transaction services portfolio. As a result of these acquisitions, we assigned fair values to the assets and liabilities purchased and increased the amount of goodwill and other intangibles recorded on our balance sheet.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangibles (“SFAS 142”), we assess the recoverability of goodwill for each of our reporting units. Reporting units are business components of an operating segment, and goodwill is assigned to the reporting unit which benefits from the synergies arising from each business acquisition. We test for the recoverability of goodwill annually or sooner if events or changes in circumstances indicate that the carrying amount of our reporting units, including goodwill, may exceed their fair values. The fair value of the reporting units is determined using cash flow analysis which projects the future cash flows produced by the reporting units and discounts those cash flows to the present value. The projection of future cash flows is necessarily dependent upon assumptions on the future levels of income as well as business trends, prospects, and market and economic conditions. When the fair value is less than the carrying value for the net assets of the reporting unit, including goodwill, an impairment loss may be charged to operations. Based on our annual analysis, no impairment was identified for the year ending December 31, 2007.

Our intangible assets primarily include capitalized customer relationships and non-competition arrangements which are amortized over their useful lives. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), tests for impairment must be performed for intangible assets that are amortizable with definite lives if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include a loss of a significant customer or a change in the assessment of future operations. During 2007, we became aware that one of our tax and flood processing customers, Fremont General Corporation, received a cease and desist order from the Federal Deposit Insurance Corporation relating to lending practices in its mortgage origination business. As a result of this probable loss of business from this customer, we conducted an impairment test of LandAmerica Tax and Flood’s customer relationship intangible asset and determined that its customer relationship intangible asset was impaired. We recorded an impairment charge of $20.8 million, or $12.5 million net of taxes, which has been reflected in our results of operations for the year ended December 31, 2007.

During 2005, LandAmerica Tax & Flood ceased providing future tax services in two states, California and Colorado, for one of its largest tax and flood customers. We determined that LandAmerica Tax & Flood’s customer relationship intangible was impaired by $37.6 million, which was reflected in our results of operations for the year ended December 31, 2005. At December 31, 2007, there was approximately $4.5 million of customer relationship intangibles remaining related to the acquisition of LandAmerica Tax & Flood in 2003.

Additionally, we determined that certain non-competition intangible assets in our Title Operations segment were impaired and we recorded impairment losses of $3.0 million in 2007 and $1.5 million in 2005. There were no impairments of non-competition intangible assets in 2006. See further details in Note 13 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

We also review the status of our title plants at least annually. As a result of these reviews, we periodically determine that a title plant will no longer be used or has been abandoned at which time we take a charge to earnings. During 2007 and 2006, we identified several title plants in the Title Operations segment that will not continue to be used or maintained. Accordingly, in 2007 and 2006 we recorded an impairment loss of $1.5 million and $4.4 million, respectively, which was reflected in “Impairment of intangible and long-lived assets” in Part II, Item 8, “Financial Statements and Supplementary Data.” We did not have any material charges related to title plants in 2005. We anticipate that additional charges in future periods may be taken as state and local courts and municipalities continue to automate their property records and make them available through electronic media.

Income Taxes

We are subject to income taxes primarily in the U.S. and some foreign jurisdictions. Significant judgments are required to determine the consolidated provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain including certain positions that may be challenged and may not be fully sustained upon review by tax authorities. To the extent that the final outcome of matters is different from the amounts recorded, such differences will affect income tax expense in the period in which such determination is made.

Significant judgment is also required to determine any valuation allowance recorded against deferred tax assets. Many deductions for tax return purposes cannot be taken until the expenses are actually paid, rather than when the expenses are recorded under Generally Accepted Accounting Principles (“GAAP”). In these circumstances, under GAAP, we accrue for the tax benefit expected to be received in future years if, in our judgment, it is “more likely than not” that we will receive such benefits. The most significant factor in this determination is the projected future timing and amounts of taxable income. If we determine that it is no longer “more likely than not” that an asset will be utilized, we record a valuation allowance which would reduce net income in the period recorded. Deferred tax assets created from tax benefits expected to be realized were $174.1 million at December 31, 2007 and $156.4 million at December 31, 2006. Valuation allowances have been provided against a portion of our deferred tax assets of $11.0 million at December 31, 2007 and $1.0 million at December 31, 2006. See Note 9 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Pension and Other Postretirement Benefits

We have pension and other postretirement benefit plans covering a portion of our employees. These plans are valued annually using assumptions that are critical in determining our projected liabilities and related expenses for pension and other postretirement benefits. The assumptions used in the valuations are reviewed annually. We believe the most critical assumptions are the discount rate and the expected long-term rate of return on plan assets (“EROA”).

A lower discount rate increases the projected benefit obligation and subsequent-year expense. Changes in the projected benefit obligation resulting from changes in discount rate may also affect our funding decisions in the future. The discount rate utilized is based on rates on high quality fixed income debt instruments that mature in a pattern similar to the expected payments to be made under the plans. We utilized a discount rate of 6.0 percent in determining our 2007 benefit obligations.

A lower EROA increases the amount of subsequent-year pension expense. Differences between actual returns and expected returns are deferred, along with other actuarial gains and losses, and are amortized into expense over the expected remaining service life of participants. We use current and targeted asset mix, in conjunction with historical and expected future long-term investment returns, to develop our EROA. Our EROA was 8.0 percent as of the 2007 valuation date.

Changing the discount rate and EROA would have the following impact:

	2007 Projected Benefit Obligation	Estimated 2008 Expense
	(In millions)
Increase of 0.5% in discount rate	$(10.2)	$(0.2)
Decrease of 0.5% in discount rate	$11.2	$0.3
Increase of 0.5% in EROA	N/A	$(1.0)
Decrease of 0.5% in EROA	N/A	$1.1

See further information in Note 12 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Deferred Service Arrangements

When we acquire tax processing and home warranty companies, all of their assets and liabilities are adjusted to fair value in accordance with purchase method accounting. In making these adjustments, any balance in the deferred revenue account at the acquisition date, which represents amounts that have been deferred prior to acquisition and would have been amortized over the remaining lives of the contracts are eliminated. The deferred revenue account is replaced with an account called deferred service obligations representing the estimated fair value of the obligation to provide the required services over the remaining life of the subject contracts. This account, established as of the acquisition date, is amortized over the remaining lives of existing contracts.

As previously noted, real estate tax processing and home warranty service fees received on new contracts entered into subsequent to the acquisition dates are deferred and amortized over the estimated lives of the contracts to which they relate. The sum of amortization of the “initial deferred service obligation” and amortization related to fees accrued on new contracts represent the earned fee amount for the period.

The estimated remaining contractual life for real estate tax processing services can vary depending on a number of factors, including but not limited to: type of loan, lender, credit quality of the borrower, interest rates, and portfolio turnover. We evaluate the portfolio of loans under service quarterly to determine the appropriate portfolio life for loans under service. An increase/decrease of six months in the average service life for all loans serviced would result in the following approximate changes to revenue recognized for real estate tax monitoring revenue:

Revenue Recognized
(In millions)
Increase of 6 months	$(2.7)
Decrease of 6 months	$3.3

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) replaces SFAS 141, Business Combinations (“SFAS 141”), but retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after January 1, 2009. The effect of adopting SFAS 141(R) will be dependent on future business combinations that we may pursue after its effective date.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement changes the way the consolidated statement of operations are presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009 and is to be applied prospectively except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. We are evaluating the effect of adopting SFAS 160 on our financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for us beginning January 1, 2008 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. In February 2008, FASB issued Staff Position No. 157-b, Effective Date of FASB Statement No. 157 (“FSP 157-b”). FSP 157-b delayed the effective date of SFAS 157 for all non financial assets and liabilities to fiscal years beginning January 1, 2009. The provisions of SFAS 157 that are to be applied prospectively for financial assets and liabilities will not have a material effect on our financial statements. We are evaluating the effect of adopting SFAS 157 on our financial statements for non financial assets and liabilities

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. SFAS 159 is effective for us on January 1, 2008. We did not apply the fair value option to any of our outstanding instruments; therefore, SFAS 159 did not have an effect on our financial statements.

In March 2007, FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF No. 06-10”). EITF No. 06-10 requires an employer to recognize a liability for the post-retirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or Accounting Principles Board (“APB”) Opinion No. 12 if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit. EITF No. 06-10 also requires an employer to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF No. 06-10 is effective for us January 1, 2008. We have determined that the adoption of EITF No. 06-10 will not have a material effect on our financial statements.

Recently Adopted Accounting Standards

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirement and related new footnote disclosure rules of SFAS 158 were adopted in 2006. See Note 12 for additional information. The new measurement date requirement applies for the years beginning January 1, 2009.

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 permits remeasurement for certain financial instruments, clarifies which financial instruments are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate certain interests in securitized financial assets, and makes certain amendments to Statement No. 140 regarding a qualifying special-purpose entity’s ability to hold certain types of financial instruments. SFAS 155 was effective January 1, 2007 and did not have a material effect on our financial statements.

In June 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48) and in May 2007, FASB issued FASB Staff Position FIN-48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FSP FIN-48-1 provides guidance on how an enterprise should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, the balance of the unrecognized tax benefits was $4.0 million.

Cyclicality and Seasonality

The title insurance business is closely related to the overall level of residential and commercial real estate activity, which is generally affected by the relative strength or weakness of the United States economy. In addition, title insurance volumes fluctuate based on changes in interest rates. Periods of increasing interest rates and reduced mortgage financing availability usually have an adverse effect on residential real estate activity and therefore decrease our title insurance premiums and fee revenue. In contrast, periods of declining interest rates and good mortgage financing liquidity usually have a positive effect on residential real estate activity which increase our title insurance premiums and fee revenue.

Commercial real estate volumes are less sensitive to changes in interest rates, but fluctuate based on local supply and demand conditions for space and mortgage financing availability.

The title insurance business tends to be seasonal as well as cyclical. Residential buy/sell activity is generally slower in the winter, when fewer families buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity is generally more uniform throughout the seasons, but is subject to interest rate variability. We typically report our lowest revenue in the first quarter, with revenue increasing into the second quarter and through the third quarter. The fourth quarter customarily may be as strong as the third quarter, depending on the level of activity of residential refinancing and of commercial real estate transactions. Due to a downturn in the residential real estate environment that began in 2006 and continued into 2007, and the contraction in the mortgage credit markets in 2007, our results did not follow the typical seasonal patterns as evidenced by sharp declines in revenue in the third and fourth quarters.

Results of Operations

Operating Revenue

A summary of our operating revenue for the years ended December 31, 2007, 2006, and 2005 is as follows:

	2007		2006		2005
	(Dollars in millions)
Title Operations
Direct Operations	$1,383.4	38.7%	$1,528.3	39.3%	$1,523.9	39.5%
Agency Operations	1,761.9	49.4	1,981.9	51.0	1,958.2	50.8

	3,145.3	88.1	3,510.2	90.3	3,482.1	90.3

Lender Services	279.4	7.8	252.7	6.6	268.4	7.0

Financial Services	0.8	—	0.8	—	1.2	0.1

Corporate and Other	143.9	4.1	121.5	3.1	101.9	2.6

Total	$3,569.4	100.0%	$3,885.2	100.0%	$3,853.6	100.0%

Title Operations – Operating revenue from direct title operations decreased by $144.9 million, or 9.5 percent, in 2007 from 2006. Direct operating revenue during 2007 was affected by the decline in residential mortgage originations and the contraction in the credit markets partially offset by incremental volume from the merger with Capital Title and strong commercial revenues. Title insurance revenue from commercial operations was $426.5 million for 2007, an increase of 12.9 percent over 2006.

Closed orders from direct title operations were approximately 597,000 in 2007 with an average fee per closed order (which includes title insurance premiums and other revenue related to completed transactions by direct operations) of approximately $2,300, compared to 731,000 in 2006 with an average fee per closed order of approximately $2,100.

Operating revenue from agency title operations decreased by $220.0 million, or 11.1 percent, in 2007 compared to 2006. This decrease was due to the decline in residential market conditions, particularly in certain southeastern markets.

Operating revenue from direct title operations increased by $4.4 million, or 0.3 percent, in 2006 from 2005. Capital Title contributed approximately $66.9 million to operating revenue from direct operations for 2006. Direct operating revenue during 2006 was affected by the decline in volume from residential operations offset, in part, by strong commercial revenues. Title insurance revenue from commercial operations was $377.9 million for 2006, an increase of 4.9 percent over 2005.

Closed orders from direct title operations were approximately 731,000 in 2006 with an average fee per closed order of approximately $2,100 compared to 861,000 in 2005 with an average fee per closed order of approximately $1,800. Closed orders from acquired companies were approximately 31,000 in 2006.

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

Lender Services – Operating revenue in the Lender Services segment increased by $26.7 million, or 10.6 percent, in 2007 compared to 2006. Operating revenue for 2007 was also positively affected by incremental volume from the merger with Capital Title, growth in default management services, and the acceleration of deferred revenue in the loan servicing business in first quarter 2007. These increases were offset in part by lower volumes in certain product lines in the mortgage origination and loan servicing businesses due to declines in the residential real estate market. The default management services business experienced growth in volume during 2007 due to increased demand for lien monitoring, broker price opinion and appraisal, foreclosure, reconveyance, and other related services as a result of the downturn in the residential real estate market.

The real estate tax processing and flood zone certification business receives cash in advance to provide service over the life of the loan. We are required to defer a significant portion of the revenue received for these services over the anticipated service life of contracts. As a result, revenue reported in the financial statements represents the amortization of both current and prior service fees. In 2007, real estate tax processing and flood certification services revenue was made up of gross receipts of $51.7 million, reduced by deferred recognition of revenue for $37.0 million of these receipts and increased by the recognition into revenue of approximately $49.8 million of our previously deferred service arrangements. The expected service life of the portfolio increases with an increasing mortgage interest rate environment because loans tend to be outstanding longer in periods when interest rates increase. This reduces the amount of deferred service arrangements that is amortized into revenue for each period on our life of loan products. If interest rates vary from the current expected trend, the estimated service life is expected to increase or decrease inversely to changes in interest rates. In 2007, the service life of our portfolio had not significantly increased compared to 2006.

Operating revenue in the Lender Services segment decreased by $15.7 million, or 5.8 percent, in 2006 compared to 2005. Acquired companies contributed approximately $18.3 million to operating revenue for 2006. Results for 2005 included accelerated deferred revenue related to our tax and flood business of $33.8 million. In 2006, real estate tax processing and flood certification services revenue was made up of gross receipts of $71.3 million, reduced by deferred recognition of revenue for $54.4 million of these receipts and increased by the recognition into revenue of approximately $49.9 million of our previously deferred service arrangements. In 2006, the service life of our portfolio had not significantly increased compared to 2005.

Corporate and Other – Operating revenue in Corporate and Other increased by $22.4 million, or 18.4 percent, in 2007 from 2006, primarily due to strong commercial revenues offset in part by declines in the home warranty and property inspection businesses. Operating revenue in Corporate and Other increased by $19.6 million, or 19.2 percent, in 2006 from 2005, primarily due to strong commercial business and increased revenue in the home warranty business.

Investment and Other Income

Investment and other income was $121.2 million in 2007, $123.6 million in 2006, and $101.8 million in 2005. Investment and other income decreased by $2.4 million, or 1.9 percent, in 2007 compared to 2006. Investment and other income includes income generated from our investment and loan portfolios and income generated from our equity interests in unconsolidated affiliates.

Investment and other income increased by $21.8 million, or 21.4 percent, in 2006 compared to 2005. The Financial Services segment generated $11.4 million of additional investment income during 2006 compared to 2005, which was due to higher balances in the portfolio of loans receivable and investments and a modest increase in interest rates. The remaining increase in investment and other income was due to increased yields and higher invested balances in our remaining investment portfolio.

Net Realized Investment Gains

Net realized investment gains totaled $15.2 million in 2007, $7.1 million in 2006, and $4.2 million in 2005. The increase in net realized investment gains from 2006 to 2007 was primarily due to net gains from the continued repositioning of our REIT and bond portfolios and the reclassification of unrealized net gains on trading investments from accumulated other comprehensive income (loss) in first quarter 2007, and gains on the sale of equity securities.

The increase in net realized investment gains from 2005 to 2006 was primarily due to the repositioning of our REIT portfolio. Net realized investment gains in 2006 included a charge of $2.9 million related to the other-than-temporary impairment of certain securities. We had no other-than-temporary impairments on investments in 2007. See Note 3 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Agents’ Commissions

A summary of agents’ commissions and related revenue in the Title Operations segment is as follows:

	2007	2006	2005
	(Dollars in millions)
Agents’ commissions	$1,420.9	$1,585.1	$1,561.8
Agent revenue	1,761.9	1,981.9	1,958.2
Percent retained by agents	80.6%	80.0%	79.8%

The commission rate paid to agents varies by geographic area in which the commission was paid and by individual agent agreement, and has varied around 80 percent over the past several years.

Salaries and Employee Benefits

A summary of our salaries and employee benefits expenses is as follows:

	2007		2006		2005
	(Dollars in millions)
Title Operations	$936.0	81.6%	$990.3	83.8%	$945.8	84.6%
Lender Services	101.6	8.9	98.4	8.3	91.4	8.2
Financial Services	3.2	0.3	2.6	0.2	2.4	0.2
Corporate and Other	106.1	9.2	91.4	7.7	78.7	7.0

Total	$1,146.9	100.0%	$1,182.7	100.0%	$1,118.3	100.0%

Title Operations – Our Title Operations segment accounted for approximately 81.6 percent of our total salaries and other personnel expenses in 2007. In particular, the direct operations portion of the Title Operations segment is labor intensive and, as a result, salaries and employee benefits are a significant component of variable expense for this segment. We manage personnel expenses to reflect changes in the level of activity in the real estate market. As a result, our employee base expands and contracts over time. In order to manage personnel costs more effectively throughout the real estate cycle, we use temporary or part time employees where appropriate to staff operations so that we can respond promptly to changes in real estate activity. We continuously monitor personnel levels in connection with changes in real estate transaction volumes. Depending on the speed and severity of change in real estate activity, we may not be able, in the short run, to match decreasing levels of title orders with reduced staffing levels. As a result, in periods of declining activity, personnel costs as a percentage of revenue, may increase.

Salaries and employee benefit expenses in the Title Operations segment decreased by $54.3 million, or 5.5 percent, in 2007 from 2006. Average FTE counts decreased to approximately 10,500 in 2007 from approximately 10,900 in 2006, a decrease of 3.7 percent. Salary and employee benefit costs and average FTE counts decreased primarily due to declines in staffing levels in the agency and direct title operations in response to declines in the residential real estate market. These declines were offset in part by increases to service additional business from the merger with Capital Title and the increase in commercial business during the first nine months of 2007.

Salaries and employee benefit expenses in the Title Operations segment increased by $44.5 million, or 4.7 percent, in 2006 over 2005. Before the effect of the Capital Title merger, salary and employee benefit costs declined by $2.3 million, or 0.2 percent, in 2006 primarily due to reduced staffing levels in response to lower business volume. Average FTE counts increased to approximately 10,900 in 2006 from approximately 10,800 in 2005, an increase of approximately 0.9 percent (a decrease of approximately 4.2 percent before Capital Title).

Lender Services – Lender Services personnel costs tend to increase during periods of increased sales volume and decrease when sales volume is lower. This is the case because a significant amount of work is required to set up new accounts. Once accounts are established, monitoring and maintenance activities are less labor intensive. Salaries and employee benefit expenses in the Lender Services segment increased by $3.2 million, or 3.3 percent, in 2007 from 2006 primarily to service additional business as the result of the merger with Capital Title. This increase was offset in part by declines in staffing levels in certain product lines in the loan servicing and mortgage origination businesses to adjust for lower business volume.

Salaries and employee benefit expenses in the Lender Services segment increased by $7.0 million, or 7.7 percent, in 2006 from 2005. Before the effect of acquisitions, salaries and employee benefit expenses increased to $91.6 million, or 0.2 percent, in 2006 due to compensation increases partially offset by decreased FTE counts in the loan servicing business of 3.1 percent. Taking into account the effect of acquisitions, FTE counts increased to approximately 1,600 in 2006 from approximately 1,500 in 2005, an increase of 6.7 percent.

Financial Services – Salary and employee benefit expenses for the Financial Services segment increased by 23.1 percent from 2006 to 2007 primarily due to incremental average FTE counts and higher incentives accrued in 2007. Salary and employee benefit expenses were essentially flat from 2005 to 2006.

Corporate and Other – Salary and employee benefit expenses for Corporate and Other increased by $14.7 million, or 16.1 percent, in 2007 from 2006 primarily as a result of acquisitions and to support continued strong commercial business. Salary and employee benefit expenses for Corporate and Other increased by $12.7 million, or 16.1 percent, in 2006 from 2005. In 2006, we incurred higher personnel costs in response to growth in the non-title commercial and home warranty businesses and investments in technology resources.

Provision for Title Policy and Contract Claims

The provision for title policy and contract claims includes an estimate of known and anticipated claims. The estimate for anticipated claims that are incurred but not yet reported is established at the time premium revenue is recognized based on reported claims, historical loss experience and other factors, including industry trends.

Provisions for title losses as a percentage of operating revenues from the Title Operations segment were 8.6 percent for 2007, 6.1 percent for 2006, and 5.2 percent for 2005. The increase in the loss percentage in 2007 compared to 2006 was due to upward development primarily in policy years 2004, 2005, and 2006 and a higher claims rate for the 2007 policy year. The increase in the loss percentage in 2006 compared to 2005 reflects upward development primarily in the 2003 and 2004 policy years. We review our loss provision rates quarterly and adjust the rates as experience develops or new information becomes known.

Impairment of Intangible and Long-Lived Assets

In first quarter 2007, we recorded an impairment of $20.8 million related to a customer relationship intangible asset of the tax and flood business in our Lender Services segment. The effect of the impairment is expected to reduce amortization expense by approximately $3.2 million on an annual basis. In fourth quarter 2007, we wrote off $3.0 million of a non-competition intangible asset related to one of our title acquisitions.

In first quarter 2006, we announced our plan to relocate and consolidate our corporate offices and shared resources operations. As a result, we wrote down the corporate office building and related assets to fair value less cost to sell by $10.3 million, which was reflected in our results of operations for the year ended December 31, 2006. In fourth quarter 2006, we sold the corporate office building and related assets.

In 2005, we wrote off $37.6 million of a customer relationship intangible asset related to our tax and flood business and $1.5 million of a non-competition intangible asset related to one of our title acquisitions.

We identified certain title plants in 2007 and 2006 that will not continue to be used or maintained. As a result, we took a charge to earnings of $1.5 million in 2007 and $4.4 million in 2006 to reflect the reduction in value of these plants. We did not have any material charges related to title plants in 2005. We anticipate that as a result of the trend toward automation of property records by municipalities and courts, we will continue to record charges related to the lessening in value of our title plants in future periods.

For further details, see Note 13 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Amortization

Amortization expense decreased by $4.0 million in 2007 compared to 2006 and decreased by $2.9 million in 2006 compared to 2005. The decrease from 2006 to 2007 was primarily due to the impairment of a customer relationship intangible asset in the tax and flood business of our Lender Services segment. The decrease from 2005 to 2006 was primarily the result of the write-off of customer relationship intangible assets of $37.6 million in 2005 within our Lender Services segment, offset by increases in intangible assets due to acquisitions. We are amortizing the intangible assets acquired as part of these businesses over their estimated useful lives. See Note 13 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Interest Expense

Interest expense is comprised of interest paid on long-term debt primarily in the Corporate and Other category and interest paid to holders of deposits in the Financial Services segment. Interest expense increased by $5.1 million in 2007 from 2006 and increased by $11.4 million in 2006 from 2005. The increase in interest expense in 2007 was primarily due to an increase in senior debt balances and interest on increased deposits. The increase in interest expense in 2006 was due to increases in interest-bearing deposits and borrowings at Centennial and interest on our senior notes issued in third quarter 2006 and on the revolving credit facility. Our senior notes issued in third quarter 2006 and the revolving credit facility were used to pay a portion of the purchase price for Capital Title and replace maturing senior notes.

General, Administrative, and Other

A summary of general, administrative, and other expenses is as follows:

	2007		2006		2005
	(Dollars in millions)
Title Operations	$509.8	65.0%	$502.5	68.7%	$473.9	70.0%
Lender Services	155.1	19.8	121.4	16.6	113.4	16.8
Financial Services	1.4	0.2	1.6	0.2	1.4	0.2
Corporate and Other	117.4	15.0	106.3	14.5	87.9	13.0

Total	$783.7	100.0%	$731.8	100.0%	$676.6	100.0%

Title Operations – General, administrative, and other expenses for the Title Operations segment increased by $7.3 million, or 1.5 percent, in 2007 compared to 2006 primarily to support additional business as a result of the merger with Capital Title and commercial operations as well as $10.0 million related to a legal accrual for two class action lawsuits and approximately $31.6 million of incremental costs to close offices. These increases were partially offset by cost reductions to match declines in residential business volume and by the proceeds from a lawsuit settlement of $12.0 million.

General, administrative, and other expenses for the Title Operations segment increased by $28.6 million, or 6.0 percent, in 2006 compared to 2005. Incremental costs from Capital Title contributed $26.2 million of the increase in 2006. The reductions to Capital Title’s overhead costs in response to softening market conditions did not have a significant effect on 2006 costs.

Lender Services – General, administrative, and other expenses for the Lender Services segment increased by $33.7 million, or 27.8 percent, in 2007 from 2006 and increased by $8.0 million, or 7.1 percent, in 2006 from 2005. The increase in 2007 was primarily due to the merger with Capital Title and other acquisitions and to support growth in the default management services line within the loan servicing business. These increases were offset in part by declines in the credit services line of the mortgage origination business to match declines in business volume. Before the effect of acquisitions, general, administrative, and other expenses decreased 4.0 percent in 2006 from 2005 as a result of lower volumes in the mortgage origination business.

Corporate and Other – General, administrative, and other expenses in Corporate and Other increased by $11.1 million, or 10.4 percent, in 2007 from 2006. The increase in these expenses was primarily due to investments in technology, acquisitions, and to support increased commercial business. General, administrative, and other expenses in Corporate and Other increased by $18.4 million, or 20.9 percent, in 2006 from 2005. The increase in these expenses was primarily related to increased expenses associated with improvement in our commercial assessment business and $5.2 million of relocation and related exit costs of our corporate offices.

Early Extinguishment of Debt

Early extinguishment of debt of $6.4 million in 2007 is primarily due to a “make-whole” amount applicable to the prepayment of certain of our senior notes. See Note 10 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Operating Income

Title Operations – The Title Operations segment reported pretax income of $27.4 million in 2007, $226.5 million in 2006, and $326.9 million in 2005. Pretax income for 2007 compared to 2006 was negatively affected by the decline in the residential housing market, a higher claims provision ratio, higher charges to close offices, and a $10.0 million legal accrual for two class action lawsuits, partially offset by continued strength in the commercial market and proceeds from a lawsuit settlement of approximately $12 million. We incurred charges to close offices of $34.5 million in 2007 compared to $2.9 million in 2006. Before acquisitions, pretax income for 2006 compared to 2005 was negatively affected by lower volumes in the residential real estate market, increased interest expense, an increase in the write-down in the value of certain title plants, and a higher claims provision ratio.

Lender Services – The Lender Services segment had pretax (loss) income of $(10.3) million in 2007, $26.4 million in 2006, and $8.3 million in 2005. Pretax losses in 2007 reflect an impairment charge of $20.8 million for a customer relationship intangible asset and the effects of the decline in the residential housing market, partially offset by growth in the default management services line within the loan servicing business. Before acquisitions, the increase in pretax income from 2005 to 2006 was due to a gain realized from the sale of a joint venture of $4.5 million combined with cost reductions in response to lower volumes in the mortgage originations business.

Financial Services – The Financial Services segment reported pretax income of $18.3 million in 2007, $17.7 million in 2006, and $13.5 million in 2005. The increase in pretax income from 2006 to 2007 was due primarily to an increase in interest income related to growth in loans receivable and a modest increase in interest rates offset in part by higher interest expense due to an increase in interest rates on certificate of deposit liabilities and increased deposit liability balances. The increase in pretax income from 2005 to 2006 was due to growth in the loans receivable and investment portfolios that exceeded the increase in interest-bearing deposits. Pretax income in 2006 was also affected by a modest increase in interest rates that had a positive effect on the investment portfolio.

Corporate and Other – Corporate and Other reported pretax losses of $(117.0) million in 2007, $(116.6) million in 2006, and $(87.4) million in 2005. Corporate and Other includes unallocated corporate expenses and our home warranty, residential inspection, and commercial appraisal and assessment businesses. The increase in pretax losses from 2006 to 2007 was due primarily to a $6.4 million charge related to the prepayment of certain of our senior notes offset in part by increased commercial business. The increase in pretax losses from 2005 to 2006 was due in part to the write-down of the corporate offices building of $10.3 million, relocation and related exit cost of our corporate offices of $5.2 million, higher interest expense related to the merger with Capital Title, and increases in personnel costs from investments in technology resources.

Income Taxes

The effective income tax rate, which includes a provision for state income and franchise taxes, was 33.7 percent for 2007, 35.8 percent for 2006, and 36.6 percent for 2005. The difference in the effective tax rates was primarily due to pretax income/loss in relation to permanent differences and the mix of state taxable income/loss from our non-insurance subsidiaries. In addition, the difference in the effective tax rates between 2007 and 2006 also included the recognition of valuation allowances and the release of a tax liability.

Net (Loss) Income

We reported net (loss) income for 2007 of $(54.1) million, or $(3.31) per share on a diluted basis, compared to $98.8 million, or $5.61 per share on a diluted basis, for 2006, and $165.6 million, or $9.29 per share on a diluted basis, for 2005.

Liquidity and Capital Resources

Consolidated

Liquidity and capital resources represent our overall financial strength and our ability to generate strong cash flows from our businesses, borrow funds at competitive rates, and raise new capital to meet our operating and growth needs.

The following table sets forth our condensed consolidated cash flows for the years indicated:

	Years Ended December 31,
	2007	2006	2005
	(In millions)
Net cash from operating activities	$114.2	$178.6	$422.5
Net cash provided by (used in) investing activities	217.2	(386.6)	(526.4)
Net cash (used in) provided by financing activities	(315.7)	201.4	120.0

Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income, and expenses paid. Principal sources of cash at the operating subsidiary level include sales of our products and services. The decrease in cash flows from operating activities for the year ended December 31, 2007 compared to December 31, 2006 was primarily the result of lower business volumes which led to a decline in net income offset in part by the timing of income tax payments. The decrease in cash flows from operating activities for the year ended December 31, 2006 compared to December 31, 2005 was primarily the result of timing of payments for federal income taxes and other accrued expenses as well as lower business volumes which led to a decline in net income.

The principal sources of cash provided by investing activities for the three year period ended December 31, 2007 were proceeds from investment sales or maturities. The principal uses of cash in investing activities during this period were additions to the investment portfolio and the acquisition of businesses, net of cash acquired; including $202.9 million to merge with Capital Title in 2006.

The most significant uses of cash in financing activities for the three year period ended December 31, 2007 were debt repayments, including a repayment of $100 million in 2007 of the credit liability associated with the Capital Title merger; share repurchases; and dividend payments to shareholders. The most significant sources of cash provided by financing activities during this period were proceeds from the issuance of debt, including $150.0 million in senior notes and the draw down of $100.0 million on a new credit facility in 2006 to fund the Capital Title merger and replace maturing senior notes. Escrow deposits held by Centennial declined during 2007 trending with the general decline in the real estate market.

Total assets were $3.9 billion at December 31, 2007 compared to $4.2 billion at December 31, 2006. The decrease in total assets was driven primarily by a reduction in investment balances. Total liabilities were $2.7 billion at December 31, 2007 compared to $2.8 billion at December 31, 2006.

Parent Company

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

Our primary uses of funds at our holding company level include payment of general operating expenses, payment of principal, interest and other expenses related to holding company debt, payment of dividends on our common stock, and share repurchases. At December 31, 2007, there was approximately $27.0 million of cash, short-term investments, and marketable securities at the holding company level available for general corporate purposes and to pay dividends to our shareholders.

Our operating results and cash flows are heavily dependent on the real estate market. While we have continued to diversify our products and services portfolio over the last several years, a significant downturn in the real estate market would adversely affect our cash flows. Our business is labor intensive. Changes to the real estate market are monitored closely and staffing levels are adjusted accordingly. There is typically a lag between changes in the real estate market and changes in personnel levels resulting in higher personnel costs in periods where the real estate market declines in advance of headcount reductions. The Lender Services segment provides real estate tax payment and flood certification services for the life of loans for which we receive cash at loan closing. This revenue related to the long-term servicing is deferred and amortized over the life of the loan. As a result, our cash flows in the Lender Services segment may be greater than reported earnings. Revenue, cash receipts, and loans in our Financial Services segment are dependent on the ability of the bank to attract deposits and qualified commercial customers. We believe that our product diversification efforts along with our management of operating expenses and significant working capital position will aid our ability to manage cash resources through declines in the real estate market.

Investment Strategy

Our investment strategy is intended to assure funding of our long-term obligations to insurance policyholders among others. As such, substantially all of our fixed-maturity portfolio is investment grade with no exposure to sub prime, interest only, principal only or residual tranches of mortgage-backed securities.

At December 31, 2006, our investment portfolio was designated as available-for-sale. During first quarter 2007, we transferred $142.6 million of our fixed-maturity securities from available-for-sale securities to trading securities. We did not transfer any of our securities between investment categories during the last nine months of 2007. We review the status of our available-for-sale investment portfolio quarterly to determine whether an other-than-temporary impairment has occurred. In making our determination, we consider a number of factors including: (1) the significance of the decline, (2) whether the investments were rated below investment grade, (3) how long the securities have been in the unrealized loss position, and (4) our ability and intent to retain the investment for a significant period of time for it to recover. See Note 3 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

We do not match maturities of our investments with anticipated claims payments, which may result in our having periods in which cash flows from operations are positively or negatively affected by the difference between the liability for claims being established and the actual payment stream. As opposed to insurance companies where claims account for a substantial portion of premiums, our title insurance claims have typically ranged from approximately 5 percent to 8 percent of title insurance operating revenue since 1997. Additionally, the time period in which we are liable for a claim is long, with potential claims being paid over 20 years after a title policy is issued and the timing of claims payments may vary from period to period. Over the past several years, exclusive of our operating cash flows, our investment income returns plus maturities of fixed obligation securities have resulted in a maturity and investment income to claims payment ratio in excess of two times.

Mergers and Acquisitions

We completed a number of acquisitions during 2007, none of which were material individually or in the aggregate.

During 2006, we acquired 100 percent of Capital Title’s common stock for approximately $252.6 million, which consisted of $202.9 million of cash, including direct transaction costs of $3.6 million, and $49.7 million of our common stock which represented 775,576 shares. Our merger with Capital Title strengthened our title operations presence in key western states and added scale to the services we provide to our mortgage lending customers. We funded approximately $100.0 million of the merger through our line of credit and an additional $100.0 million through the issuance of senior notes. The remaining cash consideration was funded through a mixture of cash and short-term investments. During 2007, we have achieved annualized pretax cost savings of approximately $16 million in conjunction with our integration. We will continue to selectively evaluate additional acquisitions should attractive candidates be identified. See Note 2 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data” for further details about the merger.

Financing

On November 30, 2007, we entered into an amendment (“First Amendment to the Note Purchase Agreement”) to our Note Purchase and Master Shelf Agreement dated July 28, 2006 with Prudential Investment Management Inc. and the other purchasers thereunder (the “Note Purchaser Agreement”). The First Amendment to the Note Purchase Agreement decreased the interest coverage ratio from its then current level of 3.0:1.0 to 1.5:1.0 through December 31, 2008, after which time the interest coverage ratio will return to 3.0:1.0. Prior to execution of the First Amendment to the Note Purchase Agreement, we were not in breach of or in default under the Note Purchase Agreement. We executed the First Amendment to the Note Purchase Agreement as a proactive measure given current market conditions. See Note 10 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

On November 29, 2007, we entered into an amendment (“First Amendment”) to our $200 million revolving credit agreement dated July 28, 2006 (the “Credit Agreement”) with the lenders party thereto and SunTrust Bank, as administrative agent for the lenders, issuing bank, and swingline lender. The First Amendment made the following significant changes to our Credit Agreement: (1) decreased the interest coverage ratio from its then current level of 3.0:1.0 to 1.5:1.0 through September 30, 2008, after which time the interest coverage ratio will return to 3.0:1.0, and (2) modified the consolidated net worth requirement from 85% to 80% of shareholders’ equity as of December 31, 2005. Prior to execution of the First Amendment, we were not in breach of or default under our Credit Agreement prior to the execution of the First Amendment. We executed the First Amendment as a proactive measure given current market conditions. See Note 10 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

On October 10, 2007, we received net proceeds of $100 million under our existing Credit Agreement. All of the proceeds received were used to prepay our outstanding 7.45% Senior Notes, Series B, Due 2008 (the “Series B Notes”), and all of our outstanding 7.88% Senior Notes, Series C, Due 2011 (the “Series C Notes,” and collectively with the Series B Notes, the “Notes”), issued pursuant to that certain Note Purchase Agreement dated August 31, 2001 (the “Note Agreement”), by and among LandAmerica and each of the purchasers of the Notes. As of October 10, 2007, the aggregate principal amount of the Notes was $100 million. The Notes were prepaid at our option in accordance with the terms of the Note Agreement at a price of $107.6 million, representing the aggregate principal amount of the Notes plus accrued and unpaid interest and a “make-whole” amount applicable to the Notes. We recorded a charge of $6.7 million in fourth quarter 2007 as a result of the make-whole payment. The prepayment of the Notes was funded from the $100 million draw under the Credit Agreement and available cash. As a result of the prepayment of the Notes, the Notes were surrendered to us and cancelled and will not be reissued. We exercised our option to prepay the Notes to enhance our financial flexibility. See Note 10 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Regulatory

In June 2006, we completed the process of redomesticating our three principal title insurance subsidiaries, Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation, and Transnation Title Insurance Company from the States of Pennsylvania, Virginia, and Arizona, respectively, to the State of Nebraska. In 2007, we redomesticated an additional insurance underwriter, Title Insurance Company of America, from the State of Tennessee to the State of Nebraska. The redomestication of these title insurance subsidiaries has resulted in streamlined regulatory, tax, and statutory accounting functions derived from having these subsidiaries subject to the same laws and regulations. Under Nebraska insurance laws and regulations, $186.1 million of the net assets of our three principal insurance subsidiaries are available during 2008 for ordinary dividends, loans, or advances to us. As part of our annual release of statutory premium reserves, our subsidiaries released $147.2 million of excess statutory over GAAP claims reserves in third quarter 2007. We received approximately $126.2 million in dividends from our three principal title insurance subsidiaries during 2007. We anticipate that any such additional dividends will be used for general corporate purposes, including but not limited to the repayment of debt, acquisitions, and the repurchase of our common stock. As of December 31, 2007, statutory claims reserve exceeded GAAP claims reserves by $119.1 million before income taxes.

Shareholders’ Equity

In December 2005, we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission which permits us to offer and sell, from time to time, various types of securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units, having an aggregate offering price up to $400.0 million. We are ineligible to use the universal shelf registration statement following the late filing of a current report on Form 8-K with the Securities and Exchange Commission regarding the resignation of a senior officer. We will again be eligible to use our universal shelf registration statement on January 1, 2009.

We issued Convertible Senior Debentures totaling $125.0 million in 2004 and $115.0 million in 2003. These Debentures are convertible only upon the occurrence of certain events. In February 2005, we made an irrevocable election under the terms of our 2003 Debentures to satisfy in cash 100 percent of the principal amount of the 2003 Debentures converted after February 15, 2005. Prior to the election, we had the ability to make payment upon conversion for the principal amount of the 2003 Debentures in cash or shares of our common stock.

In connection with the issuance of the 2004 debentures, we entered into a call option designed to mitigate the potential dilution from the conversion of the 2004 debentures. Under the ten-year term of the call option, we may require a counterparty to deliver approximately 2.3 million shares of our common stock to us at a price which approximates the conversion price of the 2004 debentures.

In December 2004, the Board of Directors approved a program that authorized us to repurchase up to 1 million shares at a cost not to exceed $60.0 million. During fourth quarter 2005, we fully executed the share repurchase program approved in December 2004. In October 2005, the Board of Directors approved a program that authorized us to repurchase an additional 1.25 million shares. As of March 31, 2007, we had fully executed the share repurchase program approved in October 2005.

In February 2007, the Board of Directors approved a repurchase program expiring in October 2008 that authorized us to repurchase 1.5 million shares. As of December 31, 2007, we had fully executed the share repurchase program approved in February 2007.

In August 2007, the Board of Directors approved a repurchase program expiring in March 2009 that authorized us to repurchase 1.5 million shares. As of December 31, 2007, we had repurchased 390,380 shares for $12.4 million under the current repurchase program and there were approximately 1,109,620 shares remaining at December 31, 2007. See Note 11 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Other

Centennial maintains an allowance for loan losses related to our loans receivable. During 2007, we did not experience a significant change in the underlying components of the allowance for loan losses or the balance in total. There have been no significant changes in the underlying rationale for our provision for loan losses or significant changes in asset quality.

Summary

We believe our revolving credit facilities and anticipated cash flows from operations will provide us with sufficient liquidity to meet our operating requirements for the foreseeable future. For further information about our borrowings, see Note 10 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Off-Balance Sheet Arrangements

We administer escrow and trust deposits as a service to our customers. These deposits totaled $2,545.5 million and $3,747.3 million at December 31, 2007 and 2006, respectively. Except for Centennial, escrow and trust deposits are not considered our assets and are not included in the accompanying balance sheets. However, we remain contingently liable for the disposition of these deposits. Of the $2,545.5 million in escrow, we have deposited $87.7 million in Centennial and those assets and liabilities have been reflected in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Additionally, we facilitate tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code (“like-kind” exchanges). As a facilitator and intermediary, we hold the proceeds from sales transactions until a qualified acquisition occurs. These deposits totaled $863.2 million and $1,702.3 million at December 31, 2007 and 2006, respectively. Similarly, we also facilitate tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. These exchanges require us, using the customer’s funds, to acquire qualifying property on behalf of the customer and take temporary title to the customer’s property until a qualifying acquisition occurs. Reverse property exchanges totaled $1,900.0 million and $179.5 million at December 31, 2007 and 2006, respectively. Funds related to like-kind exchange transactions held on deposit at Centennial and included in the accompanying consolidated balance sheet were $131.9 million at December 31, 2007. Due to the structure utilized to facilitate these transactions, reverse exchanges and like-kind exchanges not held at Centennial are not considered our assets and are not included in the accompanying consolidated balance sheets. However, we remain contingently liable for the transfers of property, disbursement of proceeds, and the return on the proceeds at the agreed upon rate.

In the ordinary course of business, we enter into business arrangements that fall within the scope of FIN No. 45, Guarantors Accounting and Disclosure Requirements Including Guarantees of Indebtedness of Others, and FIN No. 46, Variable Interest Entities. There were no arrangements in these categories that are reasonably likely to have a material impact, individually or in the aggregate, on our financial condition or results of operations. See Notes 14 and 15 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Contractual Obligations

A summary of our contractual obligations and commercial commitments is as follows:

	Payment Due by Period
	(In millions)
Contractual Obligations	Total	Less than 1 Year	1-3 years	4-5 Years	More than 5 Years
Long-term debt obligations	$579.5	$43.0	$45.5	$115.6	$375.4
Operating lease obligations	296.4	90.0	116.1	49.8	40.5
Purchase obligations (1)	97.5	55.7	26.4	10.4	5.0

Total obligations	$973.4	$188.7	$188.0	$175.8	$420.9

(1)	We included all purchase obligations in excess of $100,000 in value irrespective of their termination dates. These include annually renewable corporate insurance programs, payments required under software licensing agreements, vehicle leasing arrangements, annual line of credit availability fees and fees to certain joint venture partners. Purchase obligations not exceeding $100,000 were not material to us, either individually or in the aggregate.

Our policy and contract claims loss reserve projected annual payments as of December 31, 2007 were as follows:

	2008	2009	2010	2011	2012	Thereafter	Total
	(Dollars in millions)
Policy and contract claims loss reserve	$172.0	$141.1	$111.9	$84.7	$65.0	$301.8	$876.5
Percentage of total	19.6%	16.1%	12.8%	9.7%	7.4%	34.4%	100.0%

As of December 31, 2007, we had a policy and contract claims reserve of $876.5 million. The amounts and timing of these obligations are estimated and are not set contractually. Nonetheless, based on historical insurance claim experience, we anticipate the above payment patterns. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate. Changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, economic conditions and other factors could affect the timing and amount of actual claims payments.

We maintain an Executive Voluntary Deferral Plan and an Outside Directors Deferral Plan. The Executive Voluntary Deferral Plan allows executives to defer eligible compensation into deferred stock units or a cash account bearing interest at a fixed rate of return. The Outside Directors Deferral Plan allows directors to defer eligible compensation into deferred stock units bearing interest at a fixed rate of return. We funded the purchase of 42,451 shares of common stock related to these plans in 2007. The shares are held in a trust to be used for payments to participants under the plans. The trustee held 342,784 shares at December 31, 2007. Further information on these plans can be found in Note 11 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

We have no required employer contributions to our Cash Balance Pension Plan at this time. We do not anticipate making any contributions to the Plan during 2008. See Note 12 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data” for estimated future benefit payments related to unfunded postretirement benefit plans.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The matters discussed in this Item may contain “forward-looking statements” as described in the introductory paragraph of Part I and, as such, should be read in conjunction with that paragraph as well as Part I, Item 1A, “Risk Factors” for discussion of various risks and uncertainties that may affect our future.

Our primary exposure to market risk relates to interest rate risk and equity price risk. Interest rate risk is generally related to certain investment securities, loans receivable, debt, and certain deposits. We are subject to equity price risk through various portfolios of equity securities. We have operations in certain foreign countries, but these operations, in the aggregate, are not material to the Company’s financial condition or results of operations.

Interest Rate Risk

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For investment securities and loans receivable, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Actual cash flows could differ from the expected amounts.

Principal Amount by Expected Maturity

Average Interest Rate

(Dollars in millions)

	2008	2009	2010	2011	2012	2013 and after	Total	Fair Value
Assets:
Taxable available-for-sale securities:
Book value	$22.7	35.6	28.5	48.9	49.2	372.2	$557.1	$561.3
Average yield	4.6%	5.1%	4.9%	5.4%	5.2%	5.5%	5.3%

Non-taxable available-for-sale securities:
Book value	$18.6	15.8	25.1	30.3	28.8	323.7	$442.3	$453.0
Average yield	4.6%	4.1%	4.1%	4.3%	4.2%	4.2%	4.3%

Taxable trading securities:
Book value	$1.1	2.2	1.9	4.6	4.5	76.0	$90.3	$90.3
Average yield	5.3%	5.9%	5.5%	5.8%	5.2%	5.7%	5.7%

Non-taxable trading securities:
Book value	$—	2.3	0.5	3.3	1.6	26.5	$34.2	$34.2
Average yield	—	4.3%	3.6%	3.7%	4.6%	4.2%	4.2%

Preferred stock:
Book value	$—	—	—	—	—	5.9	$5.9	$4.8
Average yield	—	—	—	—	—	5.9%	5.9%

Loans receivable, excluding reserves, discounts and other costs:
Book value	$0.7	2.9	1.9	8.2	7.7	620.2	$641.6	$647.2
Average yield	9.2%	7.5%	7.2%	7.1%	7.7%	7.1%	7.1%

Liabilities:
Interest bearing passbook liabilities:
Book value	$104.4	—	—	—	—	—	$104.4	$104.4
Average yield	3.6%	—	—	—	—	—	3.6%

Interest bearing certificate of deposit liabilities:
Book value	$282.2	51.1	28.1	6.8	4.2	—	$372.4	$389.1
Average Yield	5.1%	4.7%	4.8%	5.2%	5.0%	—	5.1%

Changes in maturities and yields from 2006 to 2007 primarily relate to timing of purchases and sales of securities and the effect that the securities sold or purchased have on the average portfolio yield, timing of payments received from, and the extension of loans to, customers in the commercial real estate market, and timing of amounts held for customers.

We have long-term debt of $579.5 million bearing interest at an average rate of 4.9 percent at December 31, 2007. Our debt portfolio is primarily fixed rate obligations and not subject to variability. Additionally, we have non-interest bearing passbook deposit liabilities of $87.7 million at December 31, 2007 that are included in the accompanying consolidated balance sheets.

During first quarter 2007, we transferred $142.6 million of our fixed-maturity securities from available-for-sale securities to trading securities. This transfer introduced incremental interest rate risk into our statements of operations. We do not expect the incremental interest rate risk to have a material effect on our financial statements. See Note 3 in our financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Equity Price Risk

At December 31, 2007 we were invested in $81.1 million of equity securities. A 10 percent change in market prices of those securities would affect the fair value of those equity securities by approximately $8.1 million based on an instantaneous market shock analysis of our equity portfolio.

The carrying values of investments subject to equity price risks are based on quoted market prices. Market prices are subject to fluctuation and, therefore, the amount realized in the sale of an investment may differ significantly from the reported market value. Fluctuation in the market prices of securities may result from perceived changes in the underlying economic characteristics of the investee, the price of alternative investments, and general market conditions. Also, amounts realized in the sale of securities may be affected by the relative quantities of the securities being sold.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of

LandAmerica Financial Group, Inc.

We have audited LandAmerica Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LandAmerica Financial Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, LandAmerica Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LandAmerica Financial Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia

February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

LandAmerica Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of LandAmerica Financial Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LandAmerica Financial Group, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LandAmerica Financial Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia

February 22, 2008

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31

(In millions)

	2007	2006
ASSETS

INVESTMENTS:
Fixed maturities available-for-sale – at fair value (amortized cost: 2007 – $1,005.3; 2006 – $1,267.2)	$1,019.1	$1,275.8
Equity securities available-for-sale – at fair value (cost: 2007 – $85.6; 2006 – $111.3)	81.1	129.8
Fixed maturities trading – at fair value	124.5	—
Federal funds sold	59.6	50.4
Short-term investments	160.3	403.0

Total Investments	1,444.6	1,859.0

CASH	98.2	82.5

LOANS RECEIVABLE	638.4	535.8

ACCRUED INTEREST RECEIVABLE	16.8	20.2

NOTES AND ACCOUNTS RECEIVABLE;
Notes (less allowance for doubtful accounts: 2007 – $1.8; 2006 – $1.5)	22.7	19.3
Trade accounts receivable (less allowance for doubtful accounts: 2007 – $11.1; 2006 – $10.2)	127.9	139.2

Total Notes and Accounts Receivable	150.6	158.5

INCOME TAXES RECEIVABLE	22.7	60.4

PROPERTY AND EQUIPMENT—at cost (less accumulated depreciation and amortization: 2007 – $233.6; 2006 – $224.5)	133.4	164.2

TITLE PLANTS	102.4	105.0

GOODWILL	809.9	783.4

INTANGIBLE ASSETS (less accumulated amortization: 2007 – $100.1; 2006 – $78.2)	94.4	135.2

DEFERRED INCOME TAXES	120.1	84.1

OTHER ASSETS	222.2	186.5

Total Assets	$3,853.7	$4,174.8

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31

(In millions, except share amounts)

	2007	2006
LIABILITIES

POLICY AND CONTRACT CLAIMS	$876.5	$789.1

DEPOSITS	564.5	618.2

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	365.3	400.0

NOTES PAYABLE	579.5	685.3

DEFERRED SERVICE ARRANGEMENTS	199.9	218.6

OTHER	67.3	67.8

Total Liabilities	2,653.0	2,779.0

SHAREHOLDERS’ EQUITY

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2007 – 15,351,550; 2006 – 17,604,632	335.4	465.3

Accumulated other comprehensive loss	(26.2)	(32.2)

Retained earnings	891.5	962.7

Total Shareholders’ Equity	1,200.7	1,395.8

Total Liabilities and Shareholders’ Equity	$3,853.7	$4,174.8

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31

(In millions, except per share amounts)

	2007	2006	2005
REVENUES
Operating revenue	$3,569.4	$3,885.2	$3,853.6
Investment and other income, net	121.2	123.6	101.8
Net realized investment gains	15.2	7.1	4.2

	3,705.8	4,015.9	3,959.6

EXPENSES
Agents’ commissions	1,420.9	1,585.1	1,561.8
Salaries and employee benefits	1,146.9	1,182.7	1,118.3
General, administrative and other	783.7	731.8	676.6
Provision for policy and contract claims	288.5	231.3	197.2
Premium taxes	43.5	45.2	42.7
Interest expense	50.3	45.2	33.8
Amortization of intangible assets	21.9	25.9	28.8
Impairment of intangible and long-lived assets	25.3	14.7	39.1
Early extinguishment of debt	6.4	—	—

	3,787.4	3,861.9	3,698.3

(LOSS) INCOME BEFORE INCOME TAXES	(81.6)	154.0	261.3

INCOME TAX (BENEFIT) EXPENSE	(27.5)	55.2	95.7

NET (LOSS) INCOME	$(54.1)	$98.8	$165.6

NET (LOSS) INCOME PER SHARE	$(3.31)	$5.80	$9.45

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16.3	17.0	17.5

NET (LOSS) INCOME PER SHARE ASSUMING DILUTION	$(3.31)	$5.61	$9.29

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ASSUMING DILUTION	16.3	17.6	17.8

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31

(In millions)

	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(54.1)	$98.8	$165.6
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	69.1	60.5	58.8
Amortization of bond premium	5.8	6.6	6.2
Impairment of intangible and long-lived assets	25.3	14.7	39.1
Early extinguishment of debt	6.4	—	—
Net realized investment gains	(15.2)	(7.1)	(4.2)
Net change in fair value of trading securities	20.5	—	—
Deferred income tax (benefit) expense	(38.5)	36.5	(27.8)
Loss on disposal of property and equipment	10.6	2.0	1.0
Change in assets and liabilities, net of businesses acquired:
Accounts and notes receivable	21.4	(3.4)	(16.3)
Income taxes receivable/payable	30.9	(77.2)	65.3
Accounts payable and accrued expenses	(23.7)	(31.6)	62.7
Policy and contract claims	87.4	69.5	53.8
Deferred service arrangements	(18.7)	4.0	8.8
Other	(13.0)	5.3	9.5

Net cash provided by operating activities	114.2	178.6	422.5

Cash flows from investing activities:
Purchases of title plants, property and equipment	(24.5)	(66.2)	(39.7)
Purchases of business, net of cash acquired	(27.7)	(213.1)	(24.0)
Change in short-term investments, net of businesses acquired	242.9	107.9	(208.1)
Cost of investments acquired:
Fixed maturities available-for sale	(251.0)	(394.0)	(450.4)
Equity securities available-for sale	(83.0)	(66.6)	(77.0)
Proceeds from investment sales or maturities:
Fixed maturities available-for-sale	359.6	314.3	366.1
Equity securities available-for sale	124.8	61.3	18.8
Net change in federal funds sold	(9.2)	(46.2)	0.3
Change in loans receivable	(108.6)	(98.4)	(94.1)
Other	(6.1)	14.4	(18.3)

Net cash provided by (used in) investing activities	217.2	(386.6)	(526.4)

Cash flows from financing activities:
Net change in deposits	(53.7)	71.0	174.1
Proceeds from the exercise of options and incentive plans	2.8	1.4	7.9
Tax benefit of stock options exercised	1.8	1.2	—
Cost of shares repurchased	(143.6)	(40.1)	(64.0)
Dividends paid	(17.1)	(13.8)	(11.7)
Proceeds from issuance of notes payable	165.2	304.2	45.7
Payments on notes payable	(271.1)	(122.5)	(32.0)

Net cash (used in) provided by financing activities	(315.7)	201.4	120.0

Net increase (decrease) in cash	15.7	(6.6)	16.1

Cash at beginning of year	82.5	89.1	73.0

Cash at end of year	$98.2	$82.5	$89.1

Supplemental cash flow information:
Non cash investing activities – transfer of fixed maturities from available-for-sale to trading	$142.6	$—	$—
Non cash financing activities – common shares issued for Capital Title merger	$—	$49.7	$—

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In millions, except per share amounts)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amounts
BALANCE – December 31, 2004	18.0	$491.5	$(17.6)	$723.8	$1,197.7

Comprehensive income:
Net income	—	—	—	165.6	165.6
Other comprehensive loss
Net unrealized loss on securities, net of tax benefit of $10.8	—	—	(20.1)	—	(20.1)
Pension liability adjustment, net of tax benefit of $2.6	—	—	(4.6)	—	(4.6)

					140.9

Purchase of call options, net of tax	—	(1.0)	—	—	(1.0)
Common stock retired	(1.1)	(64.0)	—	—	(64.0)
Stock options and incentive plans	0.4	16.6	—	—	16.6
Common dividends ($0.66/share)	—	—	—	(11.7)	(11.7)

BALANCE – December 31, 2005	17.3	443.1	(42.3)	877.7	1,278.5

Comprehensive income:
Net income	—	—	—	98.8	98.8
Other comprehensive income (loss)
Net unrealized gain on securities, net of tax expense of $(3.5)	—	—	6.1	—	6.1
Pension liability adjustment, net of tax expense of $(4.0)	—	—	8.4	—	8.4
SFAS 158 adoption adjustment, net of tax benefit of $2.7	—	—	(4.4)	—	(4.4)

					108.9

Common stock retired	(0.6)	(40.1)	—	—	(40.1)
Common stock issued	0.8	49.7	—	—	49.7
Stock options and incentive plans	0.1	12.6	—	—	12.6
Common dividends ($0.80/share)	—	—	—	(13.8)	(13.8)

BALANCE – December 31, 2006	17.6	465.3	(32.2)	962.7	1,395.8

Comprehensive loss:
Net loss	—	—	—	(54.1)	(54.1)
Other comprehensive income (loss)
Net unrealized loss on securities, net of tax benefit of $6.2	—	—	(11.2)	—	(11.2)
Postretirement benefits liability adjustment, net of tax expense of $(10.3)	—	—	17.5	—	17.5
Foreign currency translation	—	—	(0.3)	—	(0.3)

					(48.1)

Common stock retired	(2.5)	(143.6)	—	—	(143.6)
Stock options and incentive plans	0.2	13.7	—	—	13.7
Common dividends ($1.04/share)	—	—	—	(17.1)	(17.1)

BALANCE – December 31, 2007	15.3	$335.4	$(26.2)	$891.5	$1,200.7

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

Through our subsidiaries, we are one of the largest title insurance companies in the United States. Our principal title insurance underwriters – Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation and Transnation Title Insurance Company – together provide the majority of our insurance products in the United States, Mexico, Canada, the Caribbean, Latin America, Europe, and Asia. We also provide escrow and closing services, commercial real estate services and other real estate transaction management services that are included in the Title Operations segment.

Additionally, we provide real estate transaction products and services to national and regional mortgage lenders including centralized real estate transaction management services, appraisal and valuation services, flood zone determinations, consumer mortgage credit reporting, real estate tax processing services, default management services, and mortgage loan subservicing. These businesses are included in the Lender Services segment.

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

See Note 19 for additional information regarding our business segments.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations, after intercompany eliminations, of LandAmerica and its subsidiaries. We also consolidate any variable interest entity of which we are the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Variable Interest Entities. Our investments in non-majority owned partnerships and affiliates that are not variable interest entities are accounted for under the equity method.

Investments

Available-for-sale fixed-maturity and equity securities are carried at fair value. Debt securities and mandatorily redeemable preferred stock are classified as fixed maturities. The change in the unrealized appreciation and depreciation on such available-for-sale securities is reported as a separate component of shareholders’ equity. The amortization of premiums and accretion of discounts related to debt securities acquired at other than par value is included in net investment income.

Trading fixed-maturity securities are carried at fair value with the holding gains and losses included in net realized investment gains and losses in the current period.

Mortgage-backed securities in our available-for-sale portfolio are accounted for on the retrospective method.

Federal funds sold are carried at cost, which approximates fair value.

Short-term investments consist primarily of securities purchased under agreements to resell, commercial paper and money market instruments and have an original maturity of one year or less. Short-term investments are carried at amortized cost, which approximates fair value.

Realized gains and losses on the sale of investments, as well as declines in value of a security considered to be other than temporary, are recognized in operations on the specific identification basis.

Loans Receivable

Loans receivable are carried at face value net of participations sold, unearned discounts, deferred loan fees and an allowance for losses. Loans are typically classified as non-accrual if the borrowers miss three or more contractual payments. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, in accordance with the contractual interest and principal payment terms of interest and principal.

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

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

Notes and Accounts Receivable

The carrying value of notes and accounts receivable approximates fair value. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible and is determined based on our evaluation of historical collection experience, adverse situations which may affect an individual customer’s ability to repay and prevailing economic conditions.

Property and Equipment

Property and equipment, including capitalized software costs, is recorded at cost less accumulated depreciation. Software costs are capitalized when it reaches the application development stage until the software is ready for use.

Property and equipment is depreciated principally on a straight-line basis over the estimated useful lives of the various assets. Leasehold improvements are depreciated on a straight-line basis over the lesser of the term of the applicable lease or the estimated useful lives of such assets. Depreciation lives range from 3 to 10 years for furniture and equipment, 5 to 40 years for buildings and leasehold improvements, 3 to 5 years for capitalized software, and 15 years for the airplane.

Title Plants

Title plants are compilations of copies of public records, maps, and documents that are indexed to specific properties in an area and are generally carried at cost. The costs of acquiring existing title plants and building new title plants, prior to the time that a plant is put into operation, are capitalized. Costs associated with current maintenance, such as salaries and supplies, are charged to expense in the year incurred. Properly maintained title plants are not amortized or depreciated because there is no indication of decline in their value. We review our title plants for impairment on an annual basis or sooner if events or changes in circumstances are deemed to be an indicator of impairment.

Goodwill

Goodwill is the excess of the purchase price over the fair value of net assets acquired. Goodwill is tested for recoverability annually, or sooner if events or changes in circumstances indicate that the carrying amount of the reporting units, including goodwill, may exceed their fair values. Our reporting units are determined in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The fair value of the reporting units is determined using cash flow analysis which projects the future cash flows produced by the reporting units and discounts those cash flows to the present value. The projection of future cash flows is necessarily dependent upon assumptions on the future levels of income as well as business trends, prospects and market and economic conditions. When the fair value is less than the carrying value for the net assets of the reporting unit, including goodwill, an impairment loss may be charged to operations. Based on our annual analysis on October 1, no impairment was identified for the three years ended December 31, 2007. See Notes 2 and 6 for additional information.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Intangible Assets

Intangible assets primarily include capitalized customer relationships and non-competition arrangements. These assets were initially recognized and measured at fair value in accordance with SFAS No. 141, Business Combinations. These assets are amortized on a straight-line basis over their expected useful lives of 18 months to 10 years. See Notes 2 and 6 for additional information.

Impairment of Long-lived Assets

Long-lived assets, other than goodwill, are tested for impairment whenever recognized events or changes in circumstances indicate that the carrying value of these assets may exceed fair value. If indicators of impairment are present, we test the recoverability of such assets by projecting undiscounted cash flows expected to be generated from the use of those assets and their eventual disposal. If the projected undiscounted cash flows are less than the carrying values, the recovered amounts are written down to fair value. In 2007, 2006 and 2005, we identified certain intangible and long-lived assets that were impaired. See Note 13 for additional information.

Policy and Contract Claims Liability

Policy and contract claims represent the estimated ultimate net cost of all reported and unreported losses incurred for policies for which revenue has been recognized through December 31, 2007. We reserve for reported claims based on a review of the estimated amount of the claims and costs required to settle the claim. The reserves for unreported losses and loss adjustment expenses are estimated using historical loss and loss development analyses.

Title insurance reserve estimates are subject to a significant degree of inherent variability due to the length of time over which claim payments are made and the effects of external factors, such as general economic conditions. Although we believe that the reserve for policy and contract claims is reasonable, it is possible that our actual incurred policy and contract claims will not conform to the assumptions inherent in the determination of these reserves. Accordingly, the ultimate settlement of policy and contract claims may vary significantly from the estimates included in our financial statements. We believe that the reserve for policy and contract claims is our best estimate of the future costs to settle claims at December 31, 2007. The estimates are continually reviewed and adjusted as experience develops or new information becomes known; such adjustments are included in current operations.

Income Taxes

Deferred income taxes reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Future tax benefits are recognized to the extent that realization of such benefits are more likely than not. We record interest and penalties as tax expense in our consolidated statements of operations.

Escrow and Trust Deposits

As a service to our customers, we administer escrow and trust deposits which represent undisbursed amounts received for settlements of real estate transactions. These escrow and trust deposits totaled approximately $2,545.5 million at December 31, 2007 and $3,747.3 million at December 31, 2006. Escrow funds held on deposit at Centennial and included in the accompanying consolidated balance sheets were $87.7 million at December 31, 2007 and $288.5 million at December 31, 2006. The remaining balance in escrow funds of $2,457.8 million at December 31, 2007 and $3,458.8 million at December 31, 2006 are not considered our assets and are excluded from the accompanying consolidated balance sheets.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

Lender Services

Fees for real estate tax processing services are received in advance for the entire period that a loan will be serviced. Revenue is recognized for real estate tax processing services on a straight-line basis over the anticipated life of the loan. The amount not recognized as revenue in the financial statements in the period received is reported in the accompanying balance sheet as deferred service arrangements in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. The amortization period is evaluated quarterly to determine if there have been changes in the estimated life of the loan and/or changes in the number and/or timing of prepayments.

Revenue is primarily recognized on other Lender Services products at the time of delivery, as we have no significant ongoing obligation after delivery.

Financial Services

Interest income is recognized by our California industrial bank on the outstanding principal balance using the accrual basis of accounting. Unearned discounts and deferred loan fees are recognized using the interest method. Interest is accrued daily on outstanding balances using the simple-interest method.

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

Like Kind Exchanges

We facilitate tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code (“like-kind” exchanges). As a facilitator and intermediary, we hold the proceeds from sales transactions until a qualified acquisition occurs. These deposits totaled $863.2 million and $1,702.3 million at December 31, 2007 and 2006, respectively. Similarly, we also facilitate tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. These exchanges require us, using the customer’s funds, to acquire qualifying property on behalf of the customer and take temporary title to the customer’s property until a qualifying acquisition occurs. Reverse property exchanges totaled $1,900.0 million and $179.5 million at December 31, 2007 and 2006, respectively. Funds

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

related to like-kind exchange transactions held on deposit at Centennial and included in the accompanying consolidated balance sheet were $131.9 million at December 31, 2007. Due to the structure utilized to facilitate these transactions, reverse exchanges and like-kind exchanges not held at Centennial are not considered our assets and are not included in the accompanying consolidated balance sheets. However, we remain obligated for the transfers of property, disbursement of proceeds and the return on the proceeds at the agreed upon rate.

Fair Values of Financial Instruments

The carrying amounts reported in the balance sheet for cash, federal funds sold, short-term investments, and notes and accounts receivable approximate those assets’ fair values. Fair values for investment securities are based on quoted market prices, to the extent they are available, or pricing models that vary by asset class and incorporate available trade, bid and other market information. The fair value of loans receivable was estimated based on the discounted value of future cash flows using the current rates offered for loans with similar terms to borrowers of similar credit quality. The fair value of the fixed-rate portion of our notes payable are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. The remaining portion of our notes payable approximates fair value since the interest rate is variable. The fair value of deposits was estimated based on the discounted value of future cash flows using a discount rate approximating current market for similar liabilities. We have no other material financial instruments. See Notes 3, 4, 7 and 10 for additional information.

A summary of the fair value of our financial assets and liabilities is as follows:

	2007		2006
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Investments	$1,444.6	$1,444.6	$1,859.0	$1,859.0
Loans receivable	644.0	638.4	532.6	535.8
Deposits	581.2	564.5	643.9	618.2
Notes payable	559.5	579.5	625.4	685.3

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as revised by SFAS 123(R), Share-Based Payment (“SFAS 123-(R)”). We have used the modified prospective adoption method. Under this method, the share-based compensation cost recognized beginning January 1, 2006 includes compensation cost for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123-(R). Compensation cost under SFAS 123-(R) is recognized ratably using the straight-line attribution method over the expected vesting period or to the retirement eligibility date, if less than the vesting period when vesting is not contingent upon any future performance. The cumulative effect of adopting SFAS 123-(R) was not significant.

Prior to January 1, 2006, we accounted for share-based compensation plans in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS 123. Accordingly, no compensation expense was recognized for our stock options since all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The pro forma effect on 2005 net income and earnings per share from compensation expense for our employee stock options based on the fair value method of accounting was not material. No stock options have been granted since 2002. See Note 11 for additional information.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share for the years ended December 31:

	2007	2006	2005
	(In millions, except per share amounts)
Numerator:
Net (loss) income for basic and diluted earnings per share	$(54.1)	$98.8	$165.6

Denominator:
Weighted average shares – for basic earnings per share	16.3	17.0	17.5

Effect of dilutive securities:
Convertible debt (See Note 11)	—	0.4	0.1
Employee stock options and restricted stock	—	0.2	0.2

Denominator for diluted earnings per share	16.3	17.6	17.8

Basic (loss) earnings per share	$(3.31)	$5.80	$9.45

Diluted (loss) earnings per share	$(3.31)	$5.61	$9.29

For the year 2007, 0.5 million common shares, representing all potential dilutive shares for the period, were excluded from the diluted common share total as they are anti-dilutive due to the net loss for the year.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) replaces SFAS 141, Business Combinations (“SFAS 141”), but retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after January 1, 2009. The effect of adopting SFAS 141(R) will be dependent on future business combinations that we may pursue after its effective date.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement changes the way the consolidated statement of operations are presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

and is to be applied prospectively except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. We are evaluating the effect of adopting SFAS 160 on our financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for us beginning January 1, 2008 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. In February 2008, the FASB issued Staff Position No. 157-b, Effective Date of FASB Statement No. 157 (“FSP 157-b”). FSP 157-b delayed the effective date of SFAS 157 for all non financial assets and liabilities to fiscal years beginning January 1, 2009. The provisions of SFAS 157 that are to be applied prospectively for financial assets and liabilities will not have a material effect on our financial statements. We are evaluating the effect of adopting SFAS 157 on our financial statements for non financial assets and liabilities.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. SFAS 159 is effective for us on January 1, 2008. We did not apply the fair value option to any of our outstanding instruments; therefore, SFAS 159 did not have an effect on our financial statements.

In March 2007, FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF No. 06-10”). EITF No. 06-10 requires an employer to recognize a liability for the post-retirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or Accounting Principles Board (“APB”) Opinion No. 12 if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit. EITF No. 06-10 also requires an employer to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF No. 06-10 is effective for us January 1, 2008. We have determined that the adoption of EITF No. 06-10 will not have a material effect on our financial statements.

Recently Adopted Accounting Standards

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirement and related new footnote disclosure rules of SFAS 158 were adopted in 2006. See Note 12 for additional information. The new measurement date requirement applies for the years beginning January 1, 2009.

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 permits remeasurement for certain financial instruments, clarifies which financial instruments are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate certain interests in securitized financial assets, and makes certain amendments to Statement No. 140 regarding a qualifying special-purpose entity’s ability to hold certain types of financial instruments. SFAS 155 was effective January 1, 2007 and did not have a material effect on our financial statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48) and in May 2007, the FASB issued FASB Staff Position FIN-48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FSP FIN-48-1 provides guidance on how an enterprise should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, the balance of the unrecognized tax benefits was $4.0 million.

2.	MERGERS AND ACQUISITIONS

We completed a number of acquisitions during 2007, none of which were material individually or in the aggregate.

On September 8, 2006, we completed the merger with Capital Title Group, Inc. (“Capital Title”) whereby Capital Title became a wholly-owned subsidiary of LandAmerica. Capital Title consisted of a title insurance underwriter, several title and escrow agency operations, a property appraisal company, a settlement services provider and other related companies. Capital Title serviced customers primarily in Arizona, California and Nevada in addition to providing lender services on a national basis. Our merger with Capital Title strengthened our title operations presence in key western states and added scale to the services we provide to our mortgage lending customers.

The merger was accounted for using the purchase method in accordance with FASB SFAS No. 141, Business Combinations (“SFAS 141”). Under the terms of the merger, we acquired 100 percent of Capital Title’s common stock for approximately $252.6 million which consisted of $202.9 million of cash, including direct transaction costs of $3.6 million, and $49.7 million of our common stock, which represented 775,576 shares. In recording the merger, the value of the 775,576 shares issued was determined based on the measurement criteria in EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.

The following table summarizes the number of acquisitions by segment, as defined in Note 19, for the past three years:

	Year Ended December 31,
	2007	2006		2005
	(Dollars in millions)
Number of acquisitions:
Title Operations	1	3	(1)	3
Lender Services	—	2		—
Corporate and Other	2	6		6

	3	11		9

Total purchase price recognized in acquisitions	$26.0	$266.5		$26.1
Total goodwill recognized in acquisitions	$15.6	$190.9		$11.9

(1)	Includes the merger of Capital Title.

These acquisitions have been accounted for using the purchase method of accounting and each of the acquisitions’ results has been included in the consolidated financial statements since the acquisition date. These businesses were not considered significant individually or in the aggregate for 2007, 2006, and 2005. Substantially all of these acquisitions in 2007, 2006, and 2005 have escrow

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

agreements where a portion of the consideration has been placed in escrow until predetermined criteria have been met. Additionally, in certain instances, we have entered into purchase agreements which contain provisions for additional payments should the acquired company meet certain operating results. Neither the escrow agreements nor the contingent consideration are expected to be material to our financial statements or operations.

The following table summarizes intangible assets acquired during 2007, exclusive of any contingent payments and finalization of purchase accounting adjustments:

	Intangible Assets	Weighted Average Amortization Period
	(In millions)	(In years)
Customer relationships	$3.8	10
Non-compete agreements	2.4	3
Other	1.0	5

Intangibles	7.2	7

Goodwill	15.6

Total intangible assets acquired	$22.8

Approximately $2.1 million of the goodwill acquired in 2007 is expected to be tax deductible.

3.	INVESTMENTS

We classify our fixed-maturity and equity investments as trading or available-for-sale. Trading investments are bought and held principally for the purpose of selling them in the near term. All fixed-maturity and equity investments not classified as trading are classified as available-for-sale. During first quarter 2007, we transferred $142.6 million of our fixed-maturity securities from available-for-sale securities to trading securities. Additionally $2.3 million of unrealized gains on these available-for-sale securities which were previously included in accumulated other comprehensive income (loss) were reclassified and recorded in the consolidated statement of operations caption “Net realized investment gains.” We did not transfer any of our securities between investment categories during the remainder of 2007.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at December 31, 2007 and 2006 were as follows:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
U.S. treasury securities	$20.7	$1.0	$—	$21.7
Obligations of U.S. government corporations and agencies	18.1	0.1	—	18.2
Obligations of states and political subdivisions	444.7	11.1	(0.4)	455.4
Fixed maturities issued by foreign governments	5.4	0.1	—	5.5
Public utilities	20.5	0.3	(0.3)	20.5
Corporate securities	241.3	3.1	(2.3)	242.1
Mortgage-backed securities	248.7	3.3	(1.1)	250.9
Preferred stock	5.9	—	(1.1)	4.8

Fixed maturities	$1,005.3	$19.0	$(5.2)	$1,019.1

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
U.S. treasury securities	$26.5	$0.3	$(0.1)	$26.7
Obligations of U.S. government corporations and agencies	77.5	—	(0.4)	77.1
Obligations of states and political subdivisions	487.7	10.5	(1.0)	497.2
Fixed maturities issued by foreign governments	5.0	0.1	—	5.1
Public utilities	8.0	—	—	8.0
Corporate securities	473.5	3.8	(3.8)	473.5
Mortgage-backed securities	180.6	1.4	(2.3)	179.7
Preferred stock	8.4	0.1	—	8.5

Fixed maturities	$1,267.2	$16.2	$(7.6)	$1,275.8

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities at December 31, 2007, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$41.1	$41.2
Due after one year through five years	259.5	264.2
Due after five years through ten years	301.1	307.2
Due after ten years	154.9	155.6
Mortgage-backed securities	248.7	250.9

	$1,005.3	$1,019.1

Realized and unrealized gains (losses) representing the change in fair value and cost on fixed-maturity and equity securities for the three years ended December 31, are summarized below:

	2007	2006	2005
	(In millions)
Net realized gains (losses):
Fixed maturities	$(1.5)	$(0.6)	$(0.4)
Equity securities	14.6	10.6	4.6
Change in unrealized holding gains – trading securities	2.1	—	—
Other-than-temporary impairment	—	(2.9)	—

	$15.2	$7.1	$4.2

Change in unrealized:
Fixed maturities	$5.2	$(0.7)	$(28.1)
Equity securities	(22.9)	10.6	(2.8)

	$(17.7)	$9.9	$(30.9)

Gross unrealized gains and (losses) relating to investments in equity securities were $5.2 million and $(9.6) million at December 31, 2007 and $20.3 million and $(1.8) million at December 31, 2006.

Gross unrealized losses and fair value related to our available-for-sale securities and length of time that individual securities have been in a continuous unrealized loss position were as follows:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Fixed maturities :
U.S. treasuries	$—	$—	$0.8	$—	$0.8	$—
U.S. government corporations and agencies	0.5	—	2.0	—	2.5	—
States and political subdivisions	26.9	0.3	27.6	0.1	54.5	0.4
Fixed maturities issued by foreign governments	—	—	3.6	—	3.6	—
Public utilities	6.2	0.2	3.0	0.1	9.2	0.3
Corporate securities	43.8	1.2	45.8	1.1	89.6	2.3
Mortgage-backed securities	13.4	0.2	67.8	0.9	81.2	1.1
Preferred stock	4.4	1.1	—	—	4.4	1.1
Equity securities	37.5	8.6	2.2	1.0	39.7	9.6

Total	$132.7	$11.6	$152.8	$3.2	$285.5	$14.8

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Fixed maturities :
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

At December 31, 2007, we held 738 securities which were in an unrealized loss position with a total estimated fair value of $285.5 million and gross unrealized losses of $14.8 million. Of the 738 securities, 217 had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $152.8 million and gross unrealized losses of $3.2 million. The 217 securities with unrealized losses in excess of twelve months were investment grade debt and equity securities which we have the intent and the ability to hold those securities until recovery.

At December 31, 2006, we held 805 securities which were in an unrealized loss position with a total estimated fair value of $581.0 million and gross unrealized losses of $9.4 million. Of the 805 securities, 408 had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $332.6 million and gross unrealized losses of $6.8 million. The 408 securities with unrealized losses in excess of twelve months were investment grade debt and equity securities which we had the intent and the ability to hold those securities until recovery.

We review the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making our determination, we consider a number of factors including: (1) the significance of the decline, (2) whether the securities were rated below investment grade, (3) how long the securities have been in the unrealized loss position, and (4) our ability and intent to retain the investment for a sufficient period of time for it to recover. In 2006, we recognized a loss of $2.9 million as we no longer had the intent to hold certain fixed-maturity securities to recovery. We have concluded that none of the other available-for-sale securities with unrealized losses at December 31, 2007 has experienced an other-than-temporary impairment.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The proceeds and gross realized gains (losses) from the sale of available-for-sale securities, net of calls or maturities, during the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(In millions)
Fixed maturities:
Proceeds	$228.4	$225.6	$295.3
Gross realized gains	0.8	0.9	2.5
Gross realized losses	(2.7)	(1.5)	(2.9)

Equity securities:
Proceeds	$124.8	$61.3	$18.8
Gross realized gains	21.6	12.7	4.7
Gross realized losses	(7.0)	(2.1)	(0.1)

At December 31, 2007, no industry group comprised more than 10 percent of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States, and is not dependent on the economic stability of one particular region.

At December 31, 2007, we did not hold any fixed-maturity securities in any single issuer which exceeded 10 percent of shareholders’ equity other than securities issued or guaranteed by the U.S. government.

Investment Income

Earnings on investments and net realized gains for the years ended December 31 follow:

	2007	2006	2005
	(In Millions)
Fixed maturities	$58.5	$57.3	$51.3
Loans receivable	39.6	30.3	24.0
Short-term investments	13.1	22.6	12.3
Net realized gains	15.2	7.1	4.2
Equity securities	3.6	4.0	2.8
Other investment income	0.4	0.1	0.2

Total investment income	130.4	121.4	94.8
Investment expenses	(2.8)	(2.1)	(2.0)

Net investment income	127.6	119.3	92.8

Other income	8.8	11.4	13.2

Investment and other income	$136.4	$130.7	$106.0

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

4.	LOANS RECEIVABLE

Loans receivable at December 31, 2007 and December 31, 2006 are summarized as follows:

	2007	2006
	(In millions)
Commercial real estate mortgages	$641.6	$534.8
Commercial loans	—	5.0

	641.6	539.8

Allowance for loan losses	(4.9)	(4.9)
Unearned income on loans	(1.3)	(1.2)
Deferred loan fees	3.0	2.1

	$638.4	$535.8

The average yield on our loan portfolio was 7.1 percent for the year ended December 31, 2007 and 6.9 percent for the year ended December 31, 2006. Average yields are affected by amortization of discounts on loans, prepayment penalties recorded as income, amortization of loan fees and market interest rates.

The activity in the allowance for loan losses for the years ended December 31, 2007 and December 31, 2006 is as follows:

	2007	2006
	(In millions)
Beginning of year	$4.9	$4.3
Add: Provision for loan losses	—	0.6

Balance at end of year	$4.9	$4.9

There were no investments in loans for which an impairment has been recognized. There were no loans in non-accrual status at December 31, 2007 and December 31, 2006.

The allowance for loan losses is maintained at a level that we consider appropriate to provide for risks in the portfolio.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006
	(In millions)
Furniture and equipment	$219.0	$260.7
Buildings and leasehold improvements	79.1	62.8
Capitalized software	62.1	58.4
Airplane	4.5	4.4
Land	2.3	2.4

	367.0	388.7

Accumulated depreciation	(233.6)	(224.5)

Net property and equipment	$133.4	$164.2

6.	INTANGIBLES

Goodwill balances by segment are as follows:

	Consolidated	Title Operations	Lender Services	Financial Services	Corporate and Other
	(In millions)
Balance as of December 31, 2005	$584.3	$319.0	$231.3	$6.4	$27.6
Acquisitions/purchase accounting adjustments	199.1	129.5	65.3	—	4.3

Balance as of December 31, 2006	783.4	448.5	296.6	6.4	31.9
Acquisitions/purchase accounting adjustments	26.5	37.7	(26.3)	—	15.1

Balance as of December 31, 2007	$809.9	$486.2	$270.3	$6.4	$47.0

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The following table presents details of our intangible assets that are subject to amortization as of December 31, 2007 and December 31, 2006:

	Gross Carrying Amount	Accumulated Amortization	Net
	(In millions)
2007
Customer relationships	$148.0	$69.4	$78.6
Non-compete agreements	36.3	26.1	10.2
Other	10.2	4.6	5.6

	$194.5	$100.1	$94.4

2006
Customer relationships	$167.3	$54.9	$112.4
Non-compete agreements	37.0	20.3	16.7
Other	9.1	3.0	6.1

	$213.4	$78.2	$135.2

The estimated future amortization expense of intangible assets for the next five years is $20.3 million in 2008, $19.0 million in 2009, $15.4 million in 2010, $13.0 million in 2011, and $11.7 million in 2012. See Note 13 for discussion of impairments related to certain intangible assets.

7.	DEPOSITS

Passbook and investment certificate accounts at December 31, 2007 and December 31, 2006 are summarized as follows:

	2007	2006
	(Dollars in millions)
Passbook accounts	$192.1	$396.0

Certificate accounts:
Less than one year	282.2	142.4
One to two years	51.1	22.8
Two to three years	28.1	31.9
Three to four years	6.8	20.3
Four to five years	4.2	4.8

	372.4	222.2

	$564.5	$618.2

Annualized average interest rates:
Interest-bearing passbook accounts	3.6%	5.1%
Certificate accounts	5.1%	4.8%

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Interest bearing passbook accounts were $104.4 million at December 31, 2007 and $107.5 million at December 31, 2006. Non-interest bearing passbook accounts related to escrow balances were $87.7 million at December 31, 2007 and $288.5 million at December 31, 2006.

The aggregate amount of time deposits in denominations of $100,000 or more was $385.4 million at December 31, 2007 and $476.2 million at December 31, 2006.

8.	POLICY AND CONTRACT CLAIMS

A summary of our policy and contract claims, broken down into its components of known claims and incurred but not reported claims (“IBNR”) follows:

	December 31, 2007		December 31, 2006
	(Dollars in millions)
Known claims	$165.8	18.9%	$146.0	18.5%
IBNR	710.7	81.1	643.1	81.5

Total policy and contract claims	$876.5	100.0%	$789.1	100.0%

Reserves for known claims include the estimated amount of the claim and the costs required to resolve the claim. A provision for estimated claims that are incurred but not yet reported is established at the time premium revenue is recognized based on reported claims, historical loss experience and other factors, including industry trends.

Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

	2007	2006	2005
	(In millions)
Balance at January 1	$789.1	$697.6	$643.8

Acquired	—	22.0	—

Provision related to:
Current year	235.1	224.9	219.1
Prior years	53.4	6.4	(21.9)

Total incurred	288.5	231.3	197.2

Paid related to:
Current year	36.0	30.0	34.7
Prior years	165.1	131.8	108.7

Total paid	201.1	161.8	143.4

Balance at December 31	$876.5	$789.1	$697.6

Current year incurred losses include escrow and small claims payments. Claims paid related to our title insurance business were $189.5 million in 2007, $149.4 million in 2006, and $132.6 million in 2005.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Provisions for title losses as a percentage of title operating revenues for the Title Operations segment were 8.6 percent for 2007, 6.1 percent for 2006, and 5.2 percent for 2005. The increase in the loss percentage in 2007 compared to 2006 was due to upward development primarily in policy years 2004, 2005 and 2006, and a higher claims rate for the 2007 policy year of 6.8 percent. The increase in the loss percentage in 2006 compared to 2005 reflects upward development primarily in the 2003 and 2004 policy years.

9.	INCOME TAXES

We file a consolidated federal income tax return. Significant components of our deferred tax assets and liabilities at December 31, 2007 and 2006 were as follows:

	2007	2006
	(In millions)
Deferred tax assets:
Deferred income	$64.3	$61.1
Policy and contract claims	25.1	8.6
Employee benefit plans	54.0	45.3
Goodwill	—	9.4
Pension liability	—	7.2
Tax and flood claims	4.5	6.6
Federal, state and foreign net operating losses	7.8	1.0
Legal settlement accrual	5.4	3.7
Convertible debt	1.7	3.5
Exit and termination accrual	9.3	0.8
Allowance for bad debts	6.7	5.6
Other	6.3	4.6

Total gross deferred tax assets	185.1	157.4

Less valuation allowance	(11.0)	(1.0)

Total net deferred tax assets	174.1	156.4

Deferred tax liabilities:
Other intangibles	13.6	30.7
Unrealized gains	2.3	6.3
Fixed assets	8.3	12.8
Title plants	11.7	10.9
Capitalized system development costs	3.3	3.0
Pension liability	2.5	—
Goodwill	1.2	—
Other	11.1	8.6

Total deferred tax liabilities	54.0	72.3

Net deferred tax asset	$120.1	$84.1

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which those temporary differences are deductible. At December 31, 2006, a valuation allowance of $1.0 million was established for certain foreign net operating losses because, in our judgment, it was more likely than not that realization would

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

not occur. During 2007, we provided for an additional $10.0 million primarily related to state deferred tax assets for one of our subsidiaries and for a U. S. federal net operating loss related to a consolidated joint venture, both of which we believe it is more likely than not that realization will not occur.

At December 31, 2007, we have net operating loss carryforwards for certain state and foreign jurisdictions of $7.8 million which are available to offset future income in those jurisdictions. These net operating losses could fully expire after 2027.

Prior to 2007, it was our intent to repatriate all accumulated earnings from our foreign subsidiaries to the U.S. Accordingly, we provided for deferred income taxes on all such undistributed earnings through December 31, 2006. During 2007, we made a decision to use foreign earnings to expand operations outside of the U.S. instead of repatriating those earnings to the U.S. Accordingly, pursuant to APB No. 23, Accounting for Income Taxes-Special Areas (“APB 23”), we have not accrued incremental U.S. taxes on foreign earnings recognized in 2007 as these earnings are considered to be indefinitely reinvested outside of the U.S. Deferred U.S. income taxes on unremitted earnings from other foreign entities have not been provided as such earnings are deemed to be permanently reinvested. As of December 31, 2007, U.S. income taxes not provided on unremitted earnings of subsidiaries operating outside the U.S. were immaterial.

The breakout of our income tax expense between current and deferred is as follows:

	2007	2006	2005
	(In millions)
Current:
Federal	$14.0	$13.2	$114.1
State	(0.7)	3.3	9.4
Foreign	(2.3)	2.2	—

Total	11.0	18.7	123.5

Deferred:
Federal	(32.8)	39.3	(22.4)
State	(3.8)	(3.1)	(5.4)
Foreign	(1.9)	0.3	—

Total	(38.5)	36.5	(27.8)

Net tax (benefit) expense	$(27.5)	$55.2	$95.7

The provision for income tax differs from the amount of income tax determined by applying the U.S. statutory income tax rate (35 percent) to pretax income as a result of the following:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(In millions)
Tax expense at federal statutory rate	$(28.5)	$53.9	$91.5
Nontaxable interest	(6.3)	(6.2)	(5.5)
Meals and entertainment	5.8	6.4	6.4
State income taxes, net of federal benefit	(4.3)	2.5	2.9
Valuation allowance	10.0	1.0	—
Other, net	(4.2)	(2.4)	0.4

Income tax (benefit) expense	$(27.5)	$55.2	$95.7

Taxes refunded were $21.4 million in 2007, and taxes paid were $97.4 million in 2006 and $54.2 million in 2005.

As a result of an audit of the 2003 to 2004 tax years, the Internal Revenue Service (“IRS”) has proposed certain adjustments relating to our tax treatment of agency revenue. Currently, revenue from title policies issued through independent agents is recognized when the policies are reported by the agent for book and tax purposes. The IRS believes we are required to estimate the income and commissions associated with the sale of policies by agents during the tax year. The effect of this proposed adjustment would be an increase in the current tax liability and an increase in deferred tax assets of $35 million. However, we are disputing the proposed adjustment as we continue to believe that our tax treatment of these transactions is correct and we believe we will prevail in any dispute with the IRS related to this matter. Accordingly, no interest or penalties have been accrued for this proposed IRS adjustment as of December 31, 2007. We expect to defend the matter vigorously through the IRS appeal process and, if necessary, through litigation. We do not expect that the ultimate resolution of this matter will have a material adverse effect on our financial condition or results of operations.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) and FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). At January 1, 2007, the balance of the unrecognized tax benefits was $4.0 million which, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)
Balance January 1, 2007	$4.0
Gross decreases in unrecognized tax benefits – related to prior periods	(1.9)
Additions in unrecognized tax benefits – current period	1.0

Balance December 31, 2007	$3.1

We file tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. For federal and most state and local taxes, the statute of limitations has expired and we are no longer subject to examinations by tax authorities for years prior to 2003. Also related to the audit of the 2003 to 2004 tax years, in third quarter 2007, the IRS conceded in full a proposed adjustment from the audit related to original issue discount for convertible debt. Accordingly, we consider this issue effectively settled under FIN 48, which resulted in a reduction in the unrecognized tax benefits of $1.9 million. However, it is reasonably possible that within the next twelve months the amount of unrecognized tax benefits will increase as a result of other tax positions taken during the current period, the nature of which are consistent with those unrecognized tax benefits at December 31, 2007. The estimated range of the increase is from $0.5 million to $0.8 million.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

10.	CREDIT ARRANGEMENTS

A summary of our debt and credit arrangements are as follows:

	2007	2006
	(In millions)
Revolving credit agreement at LIBOR plus margin (5.77% at December 31, 2007)	$100.0	$100.0
3.125% senior convertible debentures, due November 2033	98.5	115.0
3.25% senior convertible debentures, due May 2034	125.0	125.0
7.45% senior notes, due 2008	—	50.0
7.88% senior notes, due 2011	—	50.0
6.66% senior notes (Series D), due 2016	50.0	50.0
6.70% senior notes (Series E), due 2016	100.0	100.0
Borrowings from Federal Home Loan Bank Board	86.1	64.6
Other notes with maturities through 2011, average rate approximately 7.84%	19.9	30.7

	$579.5	$685.3

Credit Facility

On July 28, 2006, we entered into a five-year revolving credit agreement with SunTrust Bank, as administrative agent for a syndicate of other banks, issuing bank and swingline lender. The credit agreement established a credit facility with the aggregate principal amount of up to $200.0 million. Interest accrues on the outstanding principal balance of the credit facility, at our option, based on (1) LIBOR (reserve adjusted) for 30, 60, 90 or 180 days with respect to any Eurodollar Borrowing plus a margin determined by our leverage ratio or (2) SunTrust’s Base Rate as defined in the credit agreement. The credit agreement contains certain restrictive covenants, including a minimum debt to capital ratio, an interest coverage ratio and maintenance of consolidated net worth requirement.

On November 29, 2007, we amended the credit agreement as a proactive measure given current market conditions. In general, the material terms of the amendment decreased the interest coverage ratio from its current level of 3.0:1.0 to 1.5:1.0 through September 30, 2008, after which time it will return to 3.0:1.0 and modified the consolidated net worth requirement from 85% to 80% of shareholder’s equity as of December 31, 2005. We were in compliance with all debt covenants at December 31, 2007.

Senior Notes

On July 28, 2006, we entered into a Note Purchase and Master Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. (“Prudential”) and the other purchasers thereunder. Under the Note Purchase Agreement, we issued $50.0 million of Senior Notes, Series D (the “Series D Notes”) to the Series D Note purchasers on August 31, 2006 and we issued $100.0 million of Senior Notes, Series E (the “Series E Notes”) to the Series E Note purchasers on September 7, 2006. In addition, the Note Purchase Agreement contained provisions for an uncommitted shelf facility for which we may issue, on or prior to July 28, 2009, up to $75.0 million of Senior Notes (the “Shelf Notes”) to Prudential, upon mutually acceptable terms and conditions as may be agreed upon at the time of issuance. The Shelf Notes, if issued, will bear interest at a to-be-determined per annum rate and will have maturities of no more than ten years. At December 31, 2007, there were no borrowings outstanding under the Shelf Notes.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The Note Purchase Agreement, which governs the Series D Notes, Series E Notes and Shelf Notes, contains certain restrictive covenants, including a minimum debt to capitalization ratio and debt service ratio. On November 30, 2007, we amended the Note Purchase Agreement as a proactive measure given current market conditions. The amendment to the Note Purchase Agreement decreased the interest coverage ratio from its current level of 3.0:1.0 to 1.5:1.0 through December 31, 2008, after which time it will return to 3.0:1.0. We were in compliance with all debt covenants at December 31, 2007.

On October 10, 2007, we prepaid in full, all of our outstanding 7.45% Senior Notes, Series B, Due 2008 (the “Series B Notes”), and all of our outstanding 7.88% Senior Notes, Series C, Due 2011 (the “Series C Notes,” and collectively with the Series B Notes, the “Notes”), issued pursuant to the Note Purchase Agreement dated August 31, 2001 (the “Note Agreement”). The Notes were prepaid at our option in accordance with the terms of the Note Agreement at a price of $107.6 million, representing the aggregate principal amount of the Notes plus accrued and unpaid interest and a “make-whole” amount applicable to the Notes. We incurred $6.7 million in fourth quarter 2007 as a result of the make-whole payment which was reflected in our results of operations. The prepayment of the Notes was funded from the $100 million draw under the credit agreement and available cash.

Convertible Debt

In November 2003, we issued $115.0 million of 3.125% Convertible Senior Debentures due 2033 through a private placement. The debentures are convertible into our common shares at $65.21 per share (see additional information in Note 11). We may redeem some or all of the senior convertible debentures at any time on or after November 15, 2010. The holders may also require us to repurchase the debentures for cash at five designated repurchase dates as defined in the indenture. Additionally, we may be required to pay contingent interest during interest periods beginning in 2010, depending on the trading price of the debentures, as defined in the indenture. In October 2007, certain holders exercised their conversion rights for $16.5 million of these debentures resulting in a $0.3 million extinguishment gain.

In May 2004, we issued $125.0 million principal amount of 3.25% Convertible Senior Debentures due 2034 through a private placement. The 2004 debentures are convertible into our common shares at an equivalent price of $52.93 per share. We may redeem some or all of the senior convertible debentures at any time on or after May 2014. The holders may also require us to repurchase the debentures for cash at four designated repurchase dates as defined in the indenture. See additional information in Note 11.

Federal Home Loan Bank

Our banking subsidiary has a line of credit with the Federal Home Loan Bank of San Francisco (“FHLB”) in the amount of $158.0 million, with an outstanding balance of $86.1 million at December 31, 2007. All advances under this line of credit were collateralized with loans receivable and FHLB stock of $5.1 million in 2007. These borrowings, which included fixed term and fixed rate advances maturing 2008 through 2012, bear or carry interest rates ranging from 2.7 percent to 5.3 percent.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Contractual Maturities

The aggregate annual maturities for notes payable in each of the five years after December 31, 2007, are as follows:

(In millions)
2008	$43.0
2009	23.4
2010	22.1
2011	111.1
2012	4.5

Interest paid was $58.7 million in 2007, $48.5 million in 2006 and $30.7 million in 2005.

11.	SHAREHOLDERS’ EQUITY

Stock Options and Award Plans

At December 31, 2007, we had three stock compensation plans which have been approved by the shareholders: the 1991 and 1992 stock plans and the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). No further awards may be granted under the 1991 and 1992 stock plans. All future grants of stock compensation will be granted through the 2000 Plan. Under the 2000 Plan, we may grant/award common stock, restricted stock, stock options, stock appreciation rights and phantom stock to officers, directors, employees, agents, consultants and advisors of us and our subsidiaries, as determined at the discretion of the Executive Compensation Committee of the Board of Directors. Shares of phantom stock are designated as cash units and payable solely in cash. The maximum number of shares of common stock authorized for issuance under the 2000 Plan is 3,600,000 subject to adjustment as described in the 2000 Plan. At December 31, 2007, there were 2,039,686 shares available for future grant under the 2000 Plan.

The total compensation expense for these plans was $12.2 million ($7.9 million, net of tax) in 2007, $16.7 million ($10.7 million, net of tax) in 2006, and $8.2 million ($5.1 million, net of tax) in 2005. As of December 31, 2007, there was $8.9 million of unrecognized compensation cost related to non-vested share-based compensation arrangements under the plan. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

In 2007, 6,960 shares of common stock were granted to non-employee directors at a fair value of $87.99 per share.

Certain awards provide for accelerated vesting in the event of a change of control, retirement, disability or death.

The intrinsic value of awards exercised or converted was $12.1 million in 2007, $9.4 million in 2006, and $11.5 million in 2005. The fair value of shares vested was $6.8 million in 2007, $7.7 million in 2006, and $4.0 million in 2005.

Stock Options

All stock options have been granted with an exercise price equal to the fair market value of a share of common stock at the date of grant. All options granted to directors vest ratably over four years and expire ten years from the date of grant; all other options generally vest ratably over four years and expire seven years from the date of grant. There have been no stock options granted since

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

2002. All outstanding stock options were fully vested as of December 31, 2005 and there is no unrecognized compensation cost remaining. The following schedule summarizes stock option activity for the year ended December 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
			(Years)	(In millions)
Options outstanding, December 31, 2006 (221,250 exercisable)	221,250	$29
Granted	—	—
Exercised	116,350	30
Forfeited	—	—

Options outstanding, December 31, 2007 (104,900 exercisable)	104,900	$29	2	$0.6

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

	2007
	Restricted Stock	Weighted Average Grant-Date Fair Value	Cash Units
Nonvested grants at start of year	245,070	$57	155,724
Granted	117,034	73	84,749
Forfeited	(23,711)	65	(17,163)
Vested	(98,530)	52	(56,883)

Nonvested grants at end of year	239,863	$66	166,427

The weighted average grant-date fair value of awards granted was $73 in 2007, $67 in 2006, and $55 in 2005. Cash settlement of vested cash units was $3.8 million in 2007, $3.5 million in 2006, and $1.2 million in 2005.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”), available to substantially all employees, allows participants to purchase our common stock at a 15 percent discount from the fair market value on the purchase date. Common stock purchases are paid for through periodic payroll deductions and a company match. Compensation expense for the employee match was $0.7 million in 2007, $0.8 million in 2006, and $0.4 million in 2005.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Savings and Stock Ownership Plan

We have registered 3,100,000 shares of common stock for use in connection with the LandAmerica Financial Group, Inc. Savings and Stock Ownership Plan (“the Plan”). Substantially all of our employees are eligible to participate in the Plan.

We match employee contributions in cash. The total number of shares purchased and allocated to employees including both company match and employee contributions and cost follows:

2007		2006		2005
Shares	Cost	Shares	Cost	Shares	Cost
(Dollars in millions)
169,246	$8.2	138,072	$7.2	124,135	$7.1

Amounts charged to income for our matching contributions were $19.8 million in 2007, $21.0 million in 2006 and $18.8 million in 2005.

Deferral Plans

Under our Executive Voluntary Deferral Plan, executives can defer eligible compensation into deferred stock units or a cash account bearing interest at a fixed rate of return. Under the Outside Directors Deferral Plan, directors can defer eligible compensation into deferred stock units bearing interest at a fixed rate of return. Under the terms of the original plans, deferred stock units were settled by a cash payment to the plan participant. Effective April 24, 2002, we amended the deferral plans to provide for the settlement of deferred stock units in our common stock. Effective January 1, 2004, the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan were amended to provide a maximum of 800,000 and 100,000, respectively, of common stock that can be issued under the plans. A trust has been established to hold the shares of common stock to be used to fund payments to executives and directors. We provide the trustee of the Plans with the funds to purchase shares of common stock on the open market to match the number of deferred stock units credited to participants’ accounts under the deferral plans. The aggregate number of shares purchased by the trustee of the plans in 2007 was 42,451 at a cost of $2.7 million. At December 31, 2007, there were 543,043 shares available for future grant under our Executive Voluntary Deferral Plan and Outside Directors Deferral Plan.

Convertible Debt

In November and December 2003, we issued $115.0 million of 3.125% Convertible Senior Debentures due 2033 (the “2003 debentures”) through a private placement. The 2003 debentures are convertible into shares of our common stock at the current conversion rate of 15.3358 shares per $1,000 principal amount of the debentures, which is equivalent to a conversion price of $65.21 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events. On February 15, 2005, we made an irrevocable election to satisfy in cash 100 percent of the principal amount of the 2003 debentures converted after that date. The remainder, if any, of our conversion obligation may be satisfied in cash or common stock. We may redeem some or all of the 2003 debentures at any time on or after November 2010. The holders may also require us to repurchase the 2003 debentures for cash or common stock at five designated repurchase dates as defined in the indenture. Holders may convert the 2003 debentures into cash and shares, if any, of our common stock prior to stated maturity, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after December 31, 2003, and before December 31, 2028, if the last reported sale price of our common stock is greater than or equal to 125 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) at any time on or after January 1, 2029, if the last reported sale price of our common stock on any date on or after

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

December 31, 2028, is greater than or equal to 125 percent of the conversion price; (3) subject to certain limitations, during the five business day period after any five consecutive trading day period in which the trading price per 2003 debenture for each day of that period was less than 98 percent of the product of the conversion rate and the last reported sale price of our common stock; (4) if we call the 2003 debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if we obtain credit ratings for the 2003 debentures, at any time when the credit ratings assigned to the 2003 debentures are below the specified levels in the indenture. In October 2007, certain holders exercised their conversion rights for $16.5 million of the 2003 debentures resulting in a $0.3 million extinguishment gain.

In May 2004, we issued approximately $125.0 million principal amount of 3.25% Convertible Senior Debentures due 2034 (the “2004 debentures”) through a private placement. The 2004 debentures are convertible into shares of our common stock at current conversion rate of 18.8933 shares per $1,000 principal amount of the 2005 debentures, which is equivalent to a conversion price of approximately $52.93 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events. Upon conversion, we will deliver cash equal to the lesser of the aggregate principal amount of 2004 debentures to be converted and our total conversion obligation and common stock in respect of the remainder, if any, of our conversion obligation. Holders may convert the 2004 debentures into cash and shares, if any, of our common stock prior to stated maturity, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after June 30, 2004, and before June 30, 2029, if the last reported sale price of our common stock is greater than or equal to 125 percent of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) at any time on or after July 1, 2029 if the last reported sale price of our common stock on any date on or after June 30, 2029 is greater than or equal to 125 percent of the conversion price; (3) subject to certain limitations, during the five business day period after any five consecutive trading day period in which the trading price per 2004 debenture for each day of that period was less than 98 percent of the product of the conversion rate and the last reported sale price of our common stock; (4) if we call the 2004 debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if we obtain credit ratings for the 2004 debentures, at any time when the credit ratings assigned to the 2004 debentures are below the specified levels in the indenture. At December 31, 2007, none of the 2004 debentures had been converted or redeemed.

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

The cost of the bond hedge transaction was partially offset by our sale to a counterparty of warrants to acquire up to 2,301,894 shares of our common stock. The warrants were initially exercisable at a price of approximately $63.98 per share, subject to adjustment. The warrants may be settled through a net share settlement based on the amount by which the then current market price of our common stock exceeds the exercise price.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Stock Repurchase Program

During the first three quarters of 2004, we repurchased 1.25 million shares under a stock repurchase program authorized by the Board of Directors. As a result, in December 2004, the Board of Directors approved a program that authorized us to repurchase up to 1 million additional shares at a cost not to exceed $60.0 million. During fourth quarter 2005, we fully executed the share repurchase program approved in December 2004. In October 2005, the Board of Directors approved a program that authorized us to repurchase an additional 1.25 million shares. As of March 31, 2007, we had fully executed the share repurchase program approved in October 2005.

In February 2007, the Board of Directors approved a repurchase program expiring in October 2008 that authorized us to repurchase 1.5 million shares. As of December 31, 2007, we had fully executed the share repurchase program approved in February 2007.

In August 2007, the Board of Directors approved a repurchase program expiring in March 2009 that authorized us to repurchase 1.5 million shares. As of December 31, 2007, we had repurchased 390,380 shares for $12.4 million under the current repurchase program and there were approximately 1,109,620 shares remaining at December 31, 2007.

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

A summary of unrealized investment gains (losses) and reclassification adjustments, net of tax, of available-for-sale securities for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(In millions)
Unrealized holding (losses) gains arising during the period	$(2.3)	$6.3	$(14.6)
Reclassification adjustment for gains previously included in other comprehensive income (net of tax expense of $4.9 million – 2007; $0.1 million – 2006 and $3.0 million – 2005)	(8.9)	(0.2)	(5.5)

Net unrealized holding (losses) gains arising during the period	$(11.2)	$6.1	$(20.1)

For a summary of unrealized gains (losses) and reclassification adjustments, net of tax, related to postretirement benefit liabilities for the three years ended December 31, 2007, see Note 12.

Accumulated other comprehensive income (loss) at December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005
	(In millions)
Accumulated other comprehensive income (loss):
Postretirement benefits liability, net of tax	$(32.0)	$(49.5)	$(53.5)
Unrealized investment gains, net of tax	6.1	17.3	11.2
Foreign currency translation	(0.3)	—	—

	$(26.2)	$(32.2)	$(42.3)

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

12.	PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We have pension and other postretirement benefit plans covering a portion of our employees. On December 31, 2004, we froze the accumulation of benefits available under our principal defined benefit pension plan. Effective December 31, 2004, we ceased future accruals to the retirement plan accounts of all plan participants (other than annual interest credits on account balances), caused the accrued benefits of participants to be fully vested as of December 31, 2004 and limited participation in the plan to those individuals who were participants in the Plan as of December 31, 2004. Participants prior to January 1, 1999, who met the requirements for early retirement on that date, may elect to receive their retirement benefits under the applicable prior plan or formula.

Additionally we sponsor a postretirement benefit plan that provides for postretirement health care benefits to eligible employees hired prior to January 1, 2000 and life insurance benefits to eligible employees. We also sponsor non-qualified, unfunded supplemental benefit plans covering key management personnel.

We adopted the reporting requirements and related footnote disclosure rules of SFAS 158 in 2006. Our measurement date for 2007 was September 30. In accordance with SFAS 158, we will be changing our measurement date to December 31 for 2008.

The following table summarizes information about the funded status of our pension and other postretirement benefit plans:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(In millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$263.2	$274.6	$61.8	$74.2
Service cost	—	—	1.1	1.1
Interest cost	14.0	14.1	3.3	3.6
Plan participants’ contributions	—	—	1.9	1.5
Effect of Medicare Act	—	—	—	—
Actuarial loss (gain)	2.6	(4.5)	(4.3)	(6.5)
Plan amendment	—	—	—	(6.5)
Curtailments	—	—	(0.9)	—
Settlements	(26.8)	—	—	—
Benefits paid	(9.5)	(21.0)	(5.4)	(5.6)

Benefit obligation at end of year	$243.5	$263.2	$57.5	$61.8

Change in plan assets:
Fair value of plan assets at beginning of year	$247.1	$233.2	$—	$—
Actual return on plan assets	31.6	19.9	—	—
Company contributions	—	15.0	3.5	4.1
Plan participants’ contributions	—	—	1.9	1.5
Settlements	(26.8)	—	—	—
Benefits paid	(9.5)	(21.0)	(5.4)	(5.6)

Fair value of plan assets at end of year	$242.4	$247.1	$—	$—

Funded (underfunded) status of the plan	$(1.1)	$(16.1)	$(57.5)	$(61.8)

Contribution between measurement date and year-end	—	—	0.2	0.1

Liability recognized in the balance sheet	$(1.1)	$(16.1)	$(57.3)	$(61.7)

Amounts in accumulated other comprehensive income (“AOCI”), pretax:
Net actuarial loss	$48.1	$70.3	$2.2	$7.5
Prior service cost	—	—	0.6	0.9

Amounts in AOCI	$48.1	$70.3	$2.8	$8.4

During 2007, workforce reductions resulted in a curtailment of the postretirement plans. During 2006, a postretirement plan was amended to cap benefits to certain retirees. The accumulated benefit obligation for the cash balance plan is equal to the projected benefit obligation since the plan is frozen.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Net periodic benefit cost and changes in AOCI for the years ended December 31 were as follows:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
	(In millions)
Components of net periodic pension cost:
Service cost	$—	$—	$—	$1.1	$1.1	$1.0
Interest cost	14.0	14.1	14.4	3.3	3.6	3.9
Expected return on plan assets	(18.0)	(17.7)	(17.1)	—	—	—
Amortization of unrecognized transition (asset) obligation	—	—	—	—	0.8	1.2
Prior service cost recognized	—	—	—	0.3	0.7	0.5
Loss due to settlement or curtailment	5.3	—	4.6	—	—	—
Recognized loss	5.8	7.1	4.6	0.1	0.3	0.4

Net periodic benefit cost	$7.1	$3.5	$6.5	$4.8	$6.5	$7.0

Change in amounts in AOCI:
Net actuarial loss (gain) arising during the period	$(11.1)	$—	$—	$(5.2)	$—	$—
Amortization of gain (loss) through net periodic pension cost	(11.1)	—	—	(0.1)	—	—
Amortization of prior service cost through net periodic pension cost	—	—	—	(0.3)	—	—
SFAS 158 adoption adjustment	—	—	—	—	7.1	—
Minimum pension liability adjustment	—	(13.7)	7.2	—	1.3	—

Change in amounts in AOCI	$(22.2)	$(13.7)	$7.2	$(5.6)	$8.4	$—

For 2008, the amounts in AOCI expected to be recognized as components of net periodic benefit cost are:

	Projected 2008
	Pension Benefits	Other Benefits
	(In millions)
Amortization of loss	$(4.3)	$—
Amortization of prior service cost	—	(0.3)

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Assumptions

Weighted-average assumptions used to determine benefit obligations at the measurement date:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate	6.00%	5.75%	6.00%	5.75%
Expected return on plan assets	8.00%	8.25%	N/A	N/A
Rate of compensation increase	N/A	N/A	4.50%	4.50%

Weighted-average assumptions used to determine net cost for years ended December 31:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate	5.75%	5.50%	5.75%	5.50%
Expected return on plan assets	8.25%	8.25%	N/A	N/A
Rate of compensation increase	N/A	N/A	4.50%	4.50%

Assumed health care cost trend rates:

	2007	2006
Health care cost trend rate assumed for next year	8.00%	9.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2012	2012

Assumed health care cost trend rates has a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
	(In millions)
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	$0.6	$(0.5)

Pension Assets

Our pension plan asset allocation at September 30, 2007 and 2006 and target allocation for 2007 by asset category are as follows:

	Target Allocation	Percentage of Plan Assets
	2007	2007	2006
Equity securities	55.0%	54.0%	54.9%
Debt securities	35.0	35.1	35.5
Other	10.0	10.9	9.6

Total	100.0%	100.0%	100.0%

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

We use current and targeted asset mix, in conjunction with historical and expected future long-term investment returns, to develop our expected rate of return on plan assets. Our investment strategy is to provide average market returns through the strategic use of equity and fixed-income and alternative investments to ensure both liquidity and stability of the portfolio. It is anticipated that the current mix of investments will enable the plan to meet our expected rate of return while maintaining principal throughout a variety of market conditions. Plan assets were not invested in LandAmerica securities during 2007 and 2006. No plan assets are expected to be returned to us during 2008.

Employer Contributions

Employer contributions to our pension and other postretirement benefit plans for the years ended December 31, 2007 and 2006, and projected contributions for the year ending December 31, 2008 are as follows:

	Actual		Projected 2008
	2007	2006
	(In millions)
Pension	$—	$15.0	$—
Other benefits	3.5	4.1	5.5

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
	(In millions)
2008	$39.3	$5.5
2009	19.0	5.4
2010	19.1	5.3
2011	19.4	5.4
2012	19.0	5.5
Years 2013 - 2017	92.0	24.7

The expected benefit payments for our other postretirement benefit plans do not reflect any estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Federal subsidies are estimated at approximately $0.4 million annually from 2008 to 2012 and at approximately $2.2 million for the period 2013 through 2017.

13.	IMPAIRMENT AND EXIT AND TERMINATION CHARGES

Impairment Charges

In first quarter 2007, we became aware that one of our tax and flood processing customers, Fremont General Corporation, received a cease and desist order from the Federal Deposit Insurance Corporation relating to lending practices in its mortgage origination business. As a result of the probable loss of business from this customer, we conducted an impairment test of LandAmerica Tax and Flood Services, Inc.’s (“Tax & Flood”) customer relationship intangible asset in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and we determined it was impaired. We recorded a customer relationship intangible impairment charge of $20.8 million which was reflected in our results of operations. Also in 2007, we determined that a non-competition intangible asset in the Title Operations segment was impaired and we recorded an impairment loss of $3.0 million.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

In 2005, Tax & Flood ceased providing a portion of future tax services to one of its largest tax customers. As a result of the loss of business, we conducted an impairment test of Tax & Flood’s long-lived assets and determined that its customer relationship intangible was impaired by $37.6 million and this impairment was reflected in our results of operations for the year ended December 31, 2005. Also in 2005, we determined that a non-competition intangible asset in the Title Operations segment was impaired and we recorded an impairment loss of $1.5 million.

During 2007 and 2006, we identified certain title plants in the Title Operations segment that will not continue to be used or maintained. Accordingly, we recorded impairment losses of $1.5 million in 2007 and $4.4 million in 2006, which was reflected in “Impairment of intangible and long-lived assets” in the Consolidated Statements of Operations. There were no material impairment charges related to title plants in 2005.

14.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

We conduct a major portion of our operations from leased office facilities under operating leases that generally expire over the next 10 years but are renewable. Additionally, we lease data processing and other equipment under operating leases that generally expire over the next five years but for the most part are renewable.

Following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007.

(In millions)
2008	$90.0
2009	67.7
2010	48.4
2011	31.1
2012	18.7
Thereafter	40.5

$296.4

Rent expense was $114.3 million in 2007, $109.7 million in 2006 and $93.2 million in 2005.

Other Commitments and Guarantees

In November 2002, FASB issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements Including Guarantees of Indebtedness of Others (“FIN 45”). We had guarantees of indebtedness of others of approximately $2.1 million at December 31, 2007, and $3.4 million at December 31, 2006.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Concentrations of Credit Risk and Significant Customers

Our banking subsidiary loan portfolio is collateralized primarily by commercial real estate properties throughout Southern California, and to a lesser extent in Arizona and Nevada. As a result, the loan portfolio consists of similar property types in the same region. Although we have a diversified portfolio, a substantial portion of its debtors’ ability to honor their contracts may be dependent on the economies of Southern California, Arizona, and Nevada.

The top five customers in our Lender Services segment account for approximately 32.8 percent of the operating revenue.

Although we conduct our business primarily on a national basis through a network of branch and agency offices, approximately 50.2 percent, 48.9 percent and 48.9 percent of consolidated title revenues for the years ended December 31, 2007, 2006 and 2005, respectively, were generated in the states of California, Texas, New York, Florida and Pennsylvania.

Pending Legal Proceedings

General

We are involved in certain litigation arising in the ordinary course of our businesses. Although the ultimate outcome of these matters cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, based on current knowledge we believe that the resolution of these matters will not have a material adverse effect on our financial position or results of operations.

Litigation Not in the Ordinary Course of Business

On January 25, 2002, Miles R. Henderson and Patricia A. Henderson (“Plaintiffs in the Henderson Suit”) filed a putative class action suit (the “Henderson Suit”) against Lawyers Title Insurance Corporation (“Lawyers Title”) in the Court of Common Pleas for Cuyahoga County, Ohio. Lawyers Title removed the case to the District Court for the Northern District of Ohio on March 6, 2002, and Plaintiffs in the Henderson Suit amended the complaint on March 8, 2002. On June 28, 2002, the District Court remanded the case to the Court of Common Pleas for Cuyahoga County, Ohio. A similar putative class action suit was filed against Commonwealth, by Rodney P. Simon and Tracy L. Simon (“Plaintiffs in the Simon Suit”) in the Court of Common Pleas for Cuyahoga County, Ohio on March 5, 2003. Plaintiffs’ complaints in both suits alleged that the defendants charged original rates for owners’ title insurance policies instead of a lower, reissue rate for which the customers were eligible. Both defendants moved to compel arbitration of the Plaintiffs’ claims, but lost the motion in both the trial court and on appeal to the Ohio Supreme Court. On remand to the trial court, Plaintiffs in the Henderson Suit are now seeking to have the case certified as a class action on behalf of all sellers and buyers of residential property in Ohio who paid the higher original rate from 1992 to the present. Plaintiffs in the Simon Suit are seeking to have the case certified as a class action on behalf of all sellers of residential property in Ohio, who paid the original rate from 1993 to the present, as requested in the original complaint. Plaintiffs’ complaints in both cases demand an unspecified amount of compensatory damages, declaratory and injunctive relief, punitive damages, and attorneys’ fees and costs. In December 2007, a voluntary mediation was held in the Henderson Suit and the parties agreed in principle on several key terms of a settlement that is within the reserve established during third quarter 2007. Should the parties be unable to finalize their agreement, a class certification hearing will be scheduled in March 2008. A hearing date on the Motion for Class Certification filed by the Plaintiffs’ in the Simon Suit has not been scheduled. Should further litigation prove necessary, defendants believe that they have meritorious defenses.

On September 20, 2004, Kenneth and Deete Higgins (“Plaintiffs in the Higgins Suit”) filed a putative class action suit (the “Higgins Suit”) against Commonwealth Land Title Insurance Company (“Commonwealth”) in the Circuit Court of Nassau County,

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Florida. On February 3, 2005, Plaintiffs in the Higgins Suit filed an Amended Class Action Complaint. Plaintiffs in the Higgins Suit allege that Commonwealth charged refinance borrowers higher basic rates for title insurance, rather than the lower reissue rates for which they are alleged to have qualified. The Amended Class Action Complaint also states that Commonwealth failed to disclose the potential availability of the lower rates to customers. Plaintiffs in the Higgins Suit seek to have the case certified as a class action on behalf of all Florida persons or entities who refinanced their mortgages or fee interests on the identical premises from July 1, 1999 to the present where there was no change in the fee ownership and who were charged a premium in excess of the reissue premium. Plaintiffs’ complaints in the Higgins Suit demand an unspecified amount of compensatory damages, declaratory relief, attorneys’ fees, costs and pre-judgment interest. Initial discovery has been exchanged between the parties. Commonwealth objected to answering interrogatories and producing documents in the possession of the company’s agents. Plaintiffs in the Higgins Suit moved to compel this discovery, which motion was granted by the trial court. Commonwealth filed a Petition for Writ of Certiorari to the First District Court of Appeal to overturn the trial court’s ruling. Briefing was completed and oral argument heard on July 24, 2007. No motion for class certification has been filed to date, and Commonwealth believes it has meritorious defenses.

On July 24, 2006, A. D. Alberton (“Plaintiff in the Alberton Suit”) filed a putative class action suit (the “Alberton Suit”) against Commonwealth which is currently pending in the United States District Court for the Eastern District of Pennsylvania. A similar putative class action suit was filed against Lawyers Title by Shariee L. De Cooman (“Plaintiff in the De Cooman Suit”) in the Court of Common Pleas of Allegheny County, Pennsylvania on or about August 12, 2005. On November 1, 2005, Plaintiff in the De Cooman Suit filed an Amended Complaint. Plaintiff’s complaint in the Alberton Suit alleges that Commonwealth charged rates for title insurance in excess of statutorily mandated rates and/or failed to disclose to consumers that they were entitled to reduced title insurance premiums. The Alberton Suit seeks to certify a class on behalf of all consumers who paid premiums for the purchase of title insurance on Pennsylvania properties from Commonwealth at any time from January 2000 until August 2005 and did not receive a discounted refinance or reissue rate for which they qualified. Plaintiff’s complaint in the De Cooman Suit alleges that Lawyers Title charged the basic rate rather than a reissue or discounted rate to certain consumers. The DeCooman Suit seeks to certify a class on behalf of all owners of residential real estate in Pennsylvania who, at any time during the ten years prior to August 12, 2005 paid premiums for the purchase of title insurance from Lawyers Title, qualified for a reissue or other discounted rate, and did not receive such rate. A class certification hearing in the Alberton Suit was held on October 16, 2007. On January 31, 2008, the court issued an order granting in part the motion of Plaintiff in the Alberton Suit for class certification and certifying a class of all persons who from July 25, 2000 until August 1, 2005 paid premiums for the purchase of title insurance from Commonwealth in connection with a refinance of a mortgage or fee interest on Pennsylvania properties that were insured by a prior title insurance policy within ten years of the refinance transaction and were not charged the applicable reissue rate or refinance rate discount for title insurance on file with the Pennsylvania Insurance Commissioner. The parties are engaged in negotiations to settle the Alberton Suit. A class certification hearing in the De Cooman Suit was held on October 9, 2007. Plaintiff’s complaint in the Alberton Suit demands an unspecified amount of compensatory damages, declaratory relief, triple damages, restitution, pre-judgment and post-judgment interest and expert fees, attorneys’ fees and costs. Plaintiff’s complaint in the De Cooman Suit demands an unspecified amount of compensatory damages, punitive damages, triple damages, prejudgment interest, and attorneys’ fees, litigation expenses and costs. The defendants believe they have meritorious defenses.

With respect to the class action litigation disclosed above, the cases are subject to many uncertainties and complexities, including but not limited to: the underlying facts of each matter; variations between jurisdictions in which matters are being litigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement or through litigation; the timing and structure of their resolution relative to other similar cases brought against other companies; the fact that many of these matters are putative class actions in which a class is not clearly defined and has not been certified; and the current challenging legal environment faced by large corporations and insurance companies. For the reasons specified above, at this stage of the litigation, the amount or range of loss that could result from an unfavorable outcome cannot be reasonably estimated, except with respect to a reserve of $10 million established during third quarter 2007 in connection with the Henderson and Alberton cases.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

Various states are studying the title insurance product, market, pricing, business practices, and potential regulatory and legislative changes. Multiple states, including California, Florida, New Mexico, New York, Texas, and Washington, are examining pricing levels and/or title insurance regulations. If it is determined that prices are not justified, rate changes may be implemented, including potential rate reductions.

Some of the pricing examinations, like those conducted in Texas and New Mexico, are conducted annually or biannually and usually result in adjustments to the prices we can charge. Subsequent to the 2004 Texas Title Insurance Biennial Hearings in August 2006, the Texas Commissioner of Insurance ordered a rate reduction of 3.2 percent effective February 1, 2007. The Texas Commissioner of Insurance issued a Consent Order on February 25, 2008 agreeing to settle the ratemaking phase of the 2006 Texas Title Insurance Biennial Hearing with no change to current rates.

Subsequent to a hearing of the New Mexico title rate case for 2006 which concluded on January 18, 2007, the New Mexico Superintendent of Insurance (the “Superintendent”) issued an order on July 20, 2007 (the “Final Order”) mandating a rate reduction of 6.36 percent and a change in the agent/underwriter split from 80/20 to 84.2/15.8 effective September 1, 2007. The New Mexico Land Title Association (the “NMLTA”) filed a Motion for Reconsideration with the Superintendent on August 3, 2007. As a result of the Superintendent taking no action with respect to that Motion, on August 20, 2007, the NMLTA filed a Request for Review of Superintendent’s Final Order, a stay and hearing by the New Mexico Public Regulatory Commission (the “Commission”). Various underwriters also filed an appeal to the Commission. On August 28, 2007, the Superintendent issued an Order denying the NMLTA’s Motion for Reconsideration and granting the stay request until the Commission completes its review of the case with a requirement that the rate differential be escrowed during the stay and a notice of potential refund be provided to consumers. The Commission heard oral argument on the issues January 23, 2008. If the Commission upholds the Final Order, it can then be appealed to a New Mexico district court, with further appellate review available up to the New Mexico Supreme Court. The NMLTA and certain underwriters filed motions on October 19, 2007 seeking various remedies relating to the 2006 rate case, which resulted in certain Commissioners recusing themselves and if granted could result in the 2006 rate decision being vacated. The Superintendent has not yet issued an order on the completed 2007 rate case. The New Mexico Attorney General has asked the Superintendent to reduce title insurance rates in the 2007 rate case by more than 11 percent.

The California Department of Insurance (“CA DOI”) submitted to the Office of Administrative Law (“OAL”) proposed regulations governing the rating of title insurance and related services that could impose future rate reductions and filing of mandated statistical plans that impose substantially higher costs on title insurance operations in California. On February 21, 2007, OAL

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

disapproved the regulatory action for failure to comply with certain standards and requirements and on February 28, 2007 issued a written decision detailing the reasons for disapproval. On June 28, 2007, CA DOI submitted revised regulations to OAL that were approved by OAL on July 25, 2007 and subsequently released by the California Secretary of State. The date for compliance with the requirements of the regulations varies by provision during 2009 and 2010. LandAmerica and other title companies doing business in the California market have been engaged in discussions with CA DOI regarding alternative approaches to the regulations but may pursue an appeal if such discussions are unsuccessful. The Commissioner of CA DOI has agreed to propose substantial changes to the data call (i.e. a request to submit information for the insurance experience) and statistical plan portion of the regulations to simplify them and minimize compliance costs, including delaying the effective dates by one year, through a new rulemaking file. The Commissioner has committed further to (i) eliminate the interim rate reduction if the industry helps CA DOI obtain an alternative method to enforce the data call and (ii) eliminate the maximum rate formula if the industry works with CA DOI to enact substantive alternate reforms. An External Title Insurance Working Group is working directly with CA DOI on these matters.

The Florida Office of Insurance Regulation and Department of Financial Services held a public hearing on August 23, 2007, in which numerous title insurance executives were questioned about Florida title insurance issues.

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

In June 2005, we established reserves of $19.0 million to cover anticipated exposure to regulatory matters nationwide, an amount which includes settlements with the California, Arizona, Nevada, Virginia, Colorado, and North Carolina departments of insurance. Based on these settlements and the status of inquiries, we released $8.5 million of this reserve back into earnings during fiscal years 2005-2007. The remaining reserve at December 31, 2007 was approximately $1.3 million.

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

We enter into joint ventures and partnerships related to our title operations and title plants in the ordinary course of our business. These entities are immaterial to our financial position and results of operations individually and in the aggregate. At December 31, 2007, we had no material exposure to loss associated with variable interest entities to which we are a party.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

16.	STATUTORY FINANCIAL CONDITION OF INSURANCE SUBSIDIARIES AND RESULTS OF OPERATIONS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities. Combined statutory equity of our insurance subsidiaries was $428.5 million at December 31, 2007 and $619.4 million at December 31, 2006. The difference between statutory equity and equity determined on the basis of accounting principles generally accepted in the United States is primarily due to differences between (1) the provision for policy and contract claims included in the accompanying financial statements and the statutory premium reserve, which is calculated in accordance with statutory requirements, and (2) statutory regulations that preclude the recognition of certain assets and limit the recognition of goodwill and deferred income tax assets. Statutory net income for our insurance subsidiaries was $37.6 million in 2007, $226.7 million in 2006 and $124.4 million in 2005.

Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. These regulatory authorities recognize only statutory accounting practices prescribed or permitted by their individual state for determining and reporting the financial condition and results of operations of an insurance company and for determining their solvency. The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by each of the states that regulate us. Each of the states have adopted a material prescribed accounting practice that differs from that found in NAIC SAP. Specifically, amounts added to the statutory unearned premium reserve are released more rapidly under NAIC SAP than is allowed by state statute.

A reconciliation of our insurance subsidiaries’ net statutory surplus between NAIC SAP and practices prescribed and permitted by these states at December 31 is shown below:

	2007	2006
	(In millions)
Statutory surplus	$428.5	$619.4

State prescribed practices:
Release of statutory premium reserve	22.4	24.4
Bonds	—	1.7

Total adjustments	22.4	26.1

Statutory surplus, NAIC SAP	$450.9	$645.5

In a number of states, our insurance subsidiaries are subject to regulations which require minimum amounts of statutory equity and which require that the payment of any extraordinary dividends receive prior approval of the Insurance Commissioners of these states. An extraordinary dividend is generally defined by various statutes in the state of domicile of the subsidiary insurer. Under such statutory regulations, net assets of our three principal insurance subsidiaries aggregating $186.1 million of 2007 net assets is available for dividends, loans or advances to us during the year 2008 without prior approval.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

At December 31, 2007 our insurance and industrial bank subsidiaries had $44.4 million on deposit with various state and federal regulatory agencies that are shown primarily as investments on the consolidated balance sheet.

17.	FACULTATIVE REINSURANCE

We cede and assume title policy risks to and from other insurance companies in order to limit and diversify our risk. We cede insurance on risks in excess of certain underwriting limits, which provides for recovery of a portion of losses. We remain contingently liable to the extent that reinsuring companies cannot meet their obligations under reinsurance agreements. The companies that we cede insurance to have financial ratings from external rating agencies of A or better, which indicate an excellent or superior ability to meet their obligations.

We cede and assume all of our title reinsurance primarily with four other insurance companies. The amount of paid and recovered reinsured losses during the three years ended December 31, 2007 was immaterial to our financial position and results of operations. The total amount of premiums for assumed and ceded risks was less than 1 percent of title premiums in each of the last three years.

18.	REGULATORY REQUIREMENTS AND RESTRICTIONS

We operate a California industrial bank through a wholly-owned subsidiary, Orange County Bancorp and its subsidiary, Centennial Bank (“Centennial”), which makes up the Financial Services segment. Centennial is subject to supervision and regulation by Federal and state banking agencies. These authorities regulate Centennial’s issuance of deposits, place limits on the size and nature of the loans that can be made, and specify the maintenance of minimum liquidity levels. In addition, Centennial is subject to various regulatory capital requirements administered by the Federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the financial position and results of operations of our Financial Services segment. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Centennial must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Centennial to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Centennial met all capital adequacy requirements to which it is subject as of December 31, 2007 and December 31, 2006.

The most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized Centennial as “well capitalized” under the framework for prompt correction action as of December 31, 2007 and December 31, 2006. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that have changed Centennial’s category.

Centennial’s actual capital amounts and ratios as of December 31, 2007 and December 31, 2006 are presented in the table below:

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Actual		Minimum Capital Requirements for Capital Adequacy Purposes		Minimum To Be “Well Capitalized” Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
2007
Total capital (to risk weighted assets)	$79,568	11.86%	$53,660	8.00%	$67,076	10.00%
Tier 1 capital (to risk weighted assets)	74,649	11.13	26,830	4.00	40,245	6.00
Tier 1 leverage (to average allowable assets)	74,649	10.71	27,888	4.00	34,860	5.00

2006
Total capital (to risk weighted assets)	$68,557	11.68%	$46,939	8.00%	$58,696	10.00%
Tier 1 capital (to risk weighted assets)	63,640	10.85	23,470	4.00	35,193	6.00
Tier 1 leverage (to average allowable assets)	63,640	7.90	32,220	4.00	40,278	5.00

19.	SEGMENT INFORMATION

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

Lender Services provides services to national and regional mortgage lenders consisting primarily of mortgage origination (e.g. real estate transaction management services, consumer mortgage credit reporting, flood zone determinations, residential appraisal and valuation services, etc.), loan servicing (e.g. real estate tax processing and default management) and loan subservicing.

Financial Services consists of Centennial, a California industrial bank.

Corporate and Other includes a residential home warranty business, a residential property inspection business, a commercial property valuation business and a commercial assessment business, as well as the unallocated portion of the corporate expenses related to our corporate offices in Richmond, Virginia and unallocated interest expense.

We provide title services through direct operations and agents throughout the United States. We also offer title insurance in Mexico, Europe, Canada, the Caribbean, Latin America, and Asia. The international operations were not material for the three years ended December 31, 2007. Tax related services and appraisal services are offered nationwide.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Selected financial information about our operations by segment for each of the three past years is as follows:

	Title Operations	Lender Services	Financial Services	Corporate and Other	Total
	(In millions)
2007
Operating revenues	$3,145.3	$279.4	$0.8	$143.9	$3,569.4
Salaries and employee benefits	936.0	101.6	3.2	106.1	1,146.9
Depreciation	27.3	8.9	0.1	10.9	47.2
Amortization	11.9	5.7	0.2	4.1	21.9
Income (loss) before taxes	27.4	(10.3)	18.3	(117.0)	(81.6)
Assets	2,383.4	380.3	734.6	355.4	3,853.7
Capital expenditures	22.4	1.9	0.2	—	24.5

2006
Operating revenues	$3,510.2	$252.7	$0.8	$121.5	$3,885.2
Salaries and employee benefits	990.3	98.4	2.6	91.4	1,182.7
Depreciation	25.2	5.4	0.1	3.9	34.6
Amortization	11.4	10.7	0.2	3.6	25.9
Income (loss) before taxes	226.5	26.4	17.7	(116.6)	154.0
Assets	2,529.6	452.4	758.7	434.1	4,174.8
Capital expenditures	40.7	5.5	0.2	19.8	66.2

2005
Operating revenues	$3,482.1	$268.4	$1.2	$101.9	$3,853.6
Salaries and employee benefits	945.8	91.4	2.4	78.7	1,118.3
Depreciation	20.8	4.2	0.1	4.9	30.0
Amortization	11.2	14.1	0.2	3.3	28.8
Income (loss) before taxes	326.9	8.3	13.5	(87.4)	261.3
Assets	2,256.8	412.3	681.9	344.0	3,695.0
Capital expenditures	31.4	3.6	0.2	4.5	39.7

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial information follows:

	March 31(1)	June 30	September 30	December 31
	(In millions, except per share amounts)
2007
Operating revenue	$911.3	$971.5	$874.0	$812.6
Investment income	37.3	33.5	32.8	32.8
Income (loss) before income taxes	7.3	11.7	(28.4)	(72.2)
Net income	4.7	7.9	(20.8)	(45.9)
Net income (loss) per share	0.27	0.48	(1.28)	(3.01)
Net income (loss) per share – assuming dilution	$0.26	$0.42	$(1.28)	$(3.01)

2006
Operating revenue	$902.3	$971.1	$954.2	$1,057.6
Investment income	30.6	31.0	37.8	31.3
Income before income taxes	18.5	57.4	24.6	53.5
Net income	13.7	35.6	15.2	34.3
Net income per share	0.81	2.13	0.92	2.01
Net income per share – assuming dilution	$0.78	$2.06	$0.89	$1.95

(1)	In first quarter 2007, we recorded an impairment of a customer relationship intangible asset of $20.8 million, or $12.5 million after taxes. See Note 13 for further discussion.

Schedule I

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS

DECEMBER 31, 2007

(In millions)

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheet
Fixed maturities:
United States Government and government agencies and authorities	$44.6	$45.9	$45.9
States, municipalities and political subdivisions	477.9	489.6	489.6
Foreign governments	5.4	5.5	5.5
Public utilities	22.4	22.3	22.3
All other corporate bonds	263.3	263.7	263.7
Mortgage-backed securities	308.2	311.8	311.8
Preferred stock	5.9	4.8	4.8

Total fixed maturities	1,127.7	1,143.6	1,143.6

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	85.6	81.1	81.1

Total equity securities	85.6	81.1	81.1

Federal funds sold	59.6	XXX	59.6

Short-term investments	160.3	XXX	160.3

Total investments	$1,433.2	XXX	$1,444.6

Schedule II

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY BALANCE SHEETS

DECEMBER 31

(In millions, except share amounts)

	2007	2006
ASSETS

Fixed maturities – at fair value (amortized cost: 2007 – $0; 2006 – $68.1)	$—	$67.6
Short-term investments	9.9	76.6
Cash	17.1	21.3
Investment in affiliates	1,572.3	1,799.0
Notes receivable (less allowance for doubtful accounts: 2007 – $1.1; 2006 – $1.1)	15.2	16.2
Notes receivable from affiliates	13.5	13.5
Accounts receivable from affiliates	66.7	31.0
Income taxes receivable	8.9	51.6
Property and equipment, net	20.9	25.8
Deferred income taxes	35.8	36.3
Other assets	96.0	69.9

Total Assets	$1,856.3	$2,208.8

LIABILITIES

Notes payable	$473.5	$605.0
Accounts payable and accrued liabilities	118.3	148.5
Other liabilities	63.8	59.5

Total Liabilities	655.6	813.0

SHAREHOLDERS’ EQUITY

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2007 – 15,351,550; 2006 – 17,604,632	335.4	465.3

Accumulated other comprehensive loss	(26.2)	(32.2)

Retained earnings	891.5	962.7

Total Shareholders’ Equity	1,200.7	1,395.8

Total Liabilities and Shareholders’ Equity	$1,856.3	$2,208.8

Schedule II

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31

(In millions)

	2007	2006	2005
REVENUES

Management fees from affiliates	$38.5	$32.9	$23.8
Other income	55.9	41.1	21.9

	94.4	74.0	45.7

EXPENSES

Interest expense	27.4	25.4	21.1
Early extinguishment of debt	6.4	—	—
Administrative expenses	35.4	35.3	22.7

	69.2	60.7	43.8

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	25.2	13.3	1.9

INCOME TAX EXPENSE (BENEFIT)	3.4	9.5	(9.8)

EQUITY IN UNDISTRIBUTED (LOSS) INCOME OF CONSOLIDATED SUBSIDIARIES	(75.9)	95.0	153.9

NET (LOSS) INCOME	$(54.1)	$98.8	$165.6

Schedule II

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31

(In millions)

	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(54.1)	$98.8	$165.6
Adjustments to reconcile the net (loss) income to cash provided by operating results:
Earnings of affiliates, net of distributions	214.6	58.5	(74.8)
Depreciation and amortization	4.7	2.4	2.4
Early extinguishment of debt	6.4	—	—
Change in assets and liabilities:
Receivables from affiliates	(34.3)	10.4	(75.1)
Income taxes receivable/payable	42.0	(71.8)	14.3
Accounts payable and accrued expenses	(5.9)	6.9	16.1
Other	(9.8)	3.5	(4.2)

Net cash provided by operating activities	163.6	108.7	44.3

Cash flows from investing activities:
Cost of fixed-maturities acquired	(7.7)	(12.7)	(47.3)
Proceeds from sale of fixed-maturities	70.1	10.9	40.5
Change in short-term investments	66.7	(65.3)	(6.6)
Change in cash surrender value of life insurance	(2.7)	(2.6)	—
Purchase of property and equipment, net	0.2	(19.6)	(4.2)
Investment in affiliates	(11.5)	(204.7)	(11.3)
Capital transactions with affiliates	(10.3)	20.4	78.7

Net cash provided by (used in) investing activities	104.8	(273.6)	49.8

Cash flows from financing activities:
Cost of shares repurchased	(143.6)	(40.1)	(64.0)
Dividends paid	(17.1)	(13.8)	(11.7)
Proceeds from issuance of notes payable	—	253.0	—
Payments on notes payable	(116.5)	(50.0)	(18.0)
Proceeds from the exercise of options and incentive plans	2.8	1.4	7.9
Tax benefit of stock options exercised	1.8	1.2	—

Net cash (used in) provided by financing activities	(272.6)	151.7	(85.8)

Net (decrease) increase in cash	(4.2)	(13.2)	8.3
Cash at beginning of year	21.3	34.5	26.2

Cash at end of year	$17.1	$21.3	$34.5

Supplemental cash flow information:

Non cash financing activities:

Common shares issued for Capital Title merger	$—	$49.7	$—
Note forgiveness	$(15.0)	$—	$—

Schedule II

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

NOTE 1 – ACCOUNTING POLICIES

Basis of presentation—The accompanying parent company financial statements should be read in conjunction with our Consolidated Financial Statements.

NOTE 2 – CASH DIVIDENDS RECEIVED

The Company has received cash dividends from affiliates of $149.3 million, $153.7 million, and $79.1 million in 2007, 2006, and 2005, respectively.

Schedule V

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEAR ENDED DECEMBER 31, 2007

(In millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions	Balance at End of Period
Reserve deducted from accounts receivable:
Registrant – None
Consolidated	$10.2	1.7	—	(0.8)	$11.1

Reserve deducted from notes receivable:
Registrant	$1.1	—	0.2	(0.2)	$1.1
Consolidated	$1.5	0.3	—	—	$1.8

Reserve deducted from loans receivable
Registrant – None
Consolidated	$4.9	—	—	—	$4.9

Reserve for policy and contract claims
Registrant – None
Consolidated	$789.1	288.5	—	(201.1)	$876.5

(1)	Represents intercompany activity between registrant and a consolidated subsidiary.

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

Our management, under the direction of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. Based upon this evaluation our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we believe that our internal control over financial reporting was effective as of December 31, 2007. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as to certain information regarding executive officers included in Part I under the caption, “Executive Officers of the Registrant” and the matters set forth below, the information required by this item is incorporated herein by reference to our definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

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

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days after the end of the last fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Financial Statements and Financial Statement Schedules. The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 57 in Part II, Item 8 of this report.

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
February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore L. Chandler, Jr.	Chairman, Chief Executive	February 25, 2008
Theodore L. Chandler, Jr.	Officer and Director
(Principal Executive Officer)

/s/ G. William Evans	Chief Financial Officer	February 25, 2008
G. William Evans	(Principal Financial Officer)

/s/ Christine R. Vlahcevic	Senior Vice President-	February 25, 2008
Christine R. Vlahcevic	Corporate Controller
(Principal Accounting Officer)

/s/ Janet A. Alpert	Director	February 25, 2008
Janet A. Alpert

/s/ Gale K. Caruso	Director	February 25, 2008
Gale K. Caruso

/s/ Michael Dinkins	Director	February 25, 2008
Michael Dinkins

/s/ Charles H. Foster, Jr.	Director	February 25, 2008
Charles H. Foster, Jr.

/s/ John P. McCann	Director	February 25, 2008
John P. McCann

/s/ Dianne M. Neal	Director	February 25, 2008
Dianne M. Neal

/s/ Robert F. Norfleet, Jr.	Director	February 25, 2008

Robert F. Norfleet, Jr.

Signature	Title	Date

/s/ Robert T. Skunda	Director	February 25, 2008
Robert T. Skunda

/s/ Julious P. Smith, Jr.	Director	February 25, 2008
Julious P. Smith, Jr.

/s/ Thomas G. Snead, Jr.	Director	February 25,008
Thomas G. Snead, Jr.

/s/ Eugene P. Trani	Director	February 25, 2008
Eugene P. Trani

/s/ Marshall B. Wishnack	Director	February 25, 2008
Marshall B. Wishnack

ITEM 15(a)(3)

INDEX TO EXHIBITS

Exhibit Number And Applicable Section of Item 601 Of Regulation S-K
3.1	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated May 24, 2006, File No. 1-13990.

3.2	Bylaws of LandAmerica Financial Group, Inc. (amended and restated October 25, 2006), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 25, 2006, File No. 1-13990.

3.3	Articles of Amendment to the Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q, filed October 31, 2007, File No. 1-13990.

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-13990.

4.2	Indenture, dated November 26, 2003, between the Registrant and JP Morgan Chase Bank, as trustee, including Form of 3.125% Convertible Senior Notes due 2033, incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-3, File No. 333-113004, filed February 23, 2004.

4.3	Registration Rights Agreement, dated November 26, 2003, between the Registrant and the initial purchasers of the Registrant’s 3.125% Convertible Senior Notes due 2033, incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-3, File No. 333-113004, filed February 23, 2004.

4.4	Indenture, dated May 11, 2004, between the Registrant and JP Morgan Chase Bank, as Trustee, including Form of 3.25% Senior Convertible Debentures due 2034, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13990.

4.5	Registration Rights Agreement, dated May 11, 2004, between the Registrant and the initial purchasers of the Registrant’s 3.25% Senior Convertible Debentures due 2034, incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13990.

4.6	Note Purchase and Master Shelf Agreement, dated as of July 28, 2006, by and among the Registrant and the purchasers named therein, with accompanying forms of 6.66% Senior Note, Series D, due 2016, 6.70% Senior Note, Series E, due 2016 and Shelf Note. The foregoing exhibits need not be filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant, by signing this Report on Form 10-K, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries, and for any unconsolidated subsidiaries for which financial statements are required to be filed that authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

Exhibit Number And Applicable Section of Item 601 Of Regulation S-K
4.7	First Amendment to the Note Purchase and Master Shelf Agreement dated as of November 30, 2007, by and among the Registrant and the purchasers named therein, with accompanying forms of 6.66% Senior Note, Series D, due 2016, 6.70% Senior Note, Series E, due 2016 and Shelf Note. The foregoing exhibits need not be filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant, by signing this Report on Form 10-K, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries, and for any unconsolidated subsidiaries for which financial statements are required to be filed that authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

10.1	Lawyers Title Insurance Corporation Deferred Income Plan, incorporated by reference to Exhibit 10C of the Registrant’s Form 10 Registration Statement, as amended, File No. 0-19408.†

10.2	Lawyers Title Corporation 1992 Stock Option Plan for Non-Employee Directors, as amended May 21, 1996, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q for the quarter ended June 30, 1996, File No. 1-13990.†

10.3	Form of Lawyers Title Corporation Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.18 of the Registrant’s Form 10-K for the year ended December 31, 1994, File No. 0-19408.†

10.4	Form of Lawyers Title Insurance Corporation Split-Dollar Life Insurance Agreement and Collateral Assignment, incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-K for the year ended December 31, 1994, File No. 0-19408.†

10.5	Agreement Containing Consent Order, dated February 6, 1998, by and between the Registrant and the Federal Trade Commission, incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the year ended December 31, 1997, File No. 1-13990.

10.6	Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated February 16, 1999, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the year ended December 31, 1998, File No. 1-13990.†

10.7	LandAmerica Financial Group, Inc. 1991 Stock Incentive Plan, as amended May 16, 1995, May 21, 1996, November 1, 1996, June 16, 1998, May 18, 1999 and February 23, 2000, incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K for the year ended December 31, 1999, File No. 1-13990.†

10.8	Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated February 23, 2000, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.35 of the Registrant’s Form 10-K for the year ended December 31, 1999, File No. 1-13990.†

Exhibit Number And Applicable Section of Item 601 Of Regulation S-K
10.9	Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated May 17, 2000, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.†

10.10	Form of LandAmerica Financial Group, Inc. Amendment to Non-Qualified Stock Option Agreements, dated June 20, 2000, with Schedule of Optionees and Agreements Being Amended, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.†

10.11	Form of LandAmerica Financial Group, Inc. Non-Employee Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000, File No. 1-13990.†

10.12	Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated February 20, 2001, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.43 of the Registrant’s Form 10-K for the year ended December 31, 2000, File No. 1-13990.†

10.13	Form of LandAmerica Financial Group, Inc. Non-Employee Director Non-Qualified Stock Option Agreement, dated May 23, 2001, with Schedule of Optionees, incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-K for the year ended December 31, 2003, File No. 1.13990.†

10.14	Form of LandAmerica Financial Group, Inc. Employee Non-Qualified Stock Option Agreement, dated December 20, 2001, with Schedule of Optionees and Options Awarded, incorporated by reference to Exhibit 10.44 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-13990.†

10.15	Form of Split-Dollar Life Insurance Agreement, between the Registrant and the named executive officers listed on the attached Schedule, incorporated by reference to Exhibit 10.45 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-13990.†

10.16	Form of Modification to Agreement between the Registrant and the named executive officers listed on the attached Schedule, incorporated by reference to Exhibit 10.46 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-13990.†

10.17	Form of Modification to Agreement, dated as of January 23, 2002, between the Registrant and the named executive officers listed on the attached Schedule, incorporated by reference to Exhibit 10.47 of the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 1-13990.†

10.18	Form of LandAmerica Financial Group, Inc. Non-Employee Director Non-Qualified Stock Option Agreement, dated May 22, 2002, with Schedule of Optionees, incorporated by reference to Exhibit 10.27 of the Registrant’s Form 10-K for the year ended December 31, 2003, File No. 1.13990.†

Exhibit Number And Applicable Section of Item 601 Of Regulation S-K
10.19	Letter Agreement, dated May 5, 2004 between the Registrant and JP Morgan Chase Bank constituting a high strike call confirmation, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13990.

10.20	Letter Agreement, dated May 5, 2004 between the Registrant and JP Morgan Chase Bank constituting a low strike call confirmation, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-13990.

10.21	LandAmerica Financial Group, Inc. Outside Directors Deferral Plan, as amended and restated effective January 1, 2005, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated February 21, 2006, File No. 1-13990.†

10.22	LandAmerica Financial Group, Inc. Executive Voluntary Deferral Plan, as amended and restated effective January 1, 2005, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated February 21, 2006, File No. 1-13990.

10.23	LandAmerica Financial Group, Inc. Benefit Restoration Plan, as amended and restated effective January 1, 2005, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated February 21, 2006, File No. 1-13990.†

10.24	Restricted Stock Agreement with Theodore L. Chandler, Jr., dated January 1, 2005, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 6, 2005, File No. 1-13990.†

10.25	Cash Unit Agreement with Theodore L. Chandler, Jr., dated January 1, 2005, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 6, 2005, File No. 1-13990.†

10.26	LandAmerica Financial Group, Inc. 2000 Stock Incentive Plan, as amended and restated effective January 1, 2005, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 21, 2006, File No. 1-13990. †

10.27	Form of LandAmerica Financial Group, Inc. 2005 Restricted Stock Agreement, dated February 28, 2005, with Schedule of Grantees and number of shares granted, incorporated by reference to Exhibit 10.45 of the Registrant’s Form 10-K for the year ended December 31, 2004, File No. 1-13990.†

10.28	Form of LandAmerica Financial Group, Inc. 2005 Cash Unit Agreement, dated February 28, 2005, with Schedule of Grantees and number of units granted, incorporated by reference to Exhibit 10.46 of the Registrant’s Form 10-K for the year ended December 31, 2004, File No. 1-13990.†

Exhibit Number And Applicable Section of Item 601 Of Regulation S-K
10.29	LandAmerica Financial Group, Inc. Executive Officer Incentive Plan, incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed on April 7, 2005, File No. 1-13990.†

10.30	Form of LandAmerica Financial Group, Inc. Non-Employee Director Restricted Stock Agreement, dated May 18, 2005, with Schedule of Grantees, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2005, File No. 1-13990.†

10.31	Form of Amendment to LandAmerica Financial Group, Inc. Non-Employee Director Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated October 26, 2005, File No. 1-13990.†

10.32	Form of Amendments to LandAmerica Financial Group, Inc. Cash Unit Agreements and Restricted Stock Agreements, incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, dated February 21, 2006, File No. 1-13990.†

10.33	Form of LandAmerica Financial Group, Inc. 2006 Restricted Stock Agreement, dated February 28, 2006, with Schedule of Grantees and number of shares granted, incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-13990.†

10.34	Form of LandAmerica Financial Group, Inc. 2006 Cash Unit Agreement, dated February 28, 2006, with Schedule of Grantees and number of units granted incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-13990.†

10.35	Amendment dated July 24, 2006 to the LandAmerica Financial Group, Inc. Executive Voluntary Deferral Plan, as amended and restated, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006, File No. 1-13990.

10.36	Revolving Credit Agreement, dated July 28, 2006, between the Registrant and SunTrust Bank, as Administrative Agent for a syndicate of financial institutions named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006, File No. 1-13990.

10.37	Agreement and Plan of Merger by and among LandAmerica Financial Group, Inc. and CTG Acquisition Corp. and Capital Title Group, Inc. dated March 28, 2007, incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated March 28, 2006, File No. 1-13990.

10.38	First Amendment to Revolving Credit Agreement dated November 30, 2007 between the Registrant and SunTrust Bank, as Administrative Agent for a syndicate of financial institutions named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed November 30, 2007, File No. 1-13990.

10.39	Form of LandAmerica Financial Group, Inc. Change of Control Employment Agreement dated January 1, 2008, with Schedule of Executive Officers and Multiplier, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 4, 2008, File No. 1-13990.†

Exhibit Number And Applicable Section of Item 601 Of Regulation S-K
10.40	Supplemental Change of Control Employment Agreement dated January 1, 2008 incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 4, 2008, File No. 1-13990. †

21	Subsidiaries of the Registrant.*

23	Consent of Ernst & Young LLP.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

†	Denotes Compensatory Plans
*	Filed Herewith