Form 10-Q
period 2008-03-31
LANDAMERICA FINANCIAL GROUP INC
filed 2008-04-29
CIK 877355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	15,478,019 shares	April 25, 2008

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2008	December 31, 2007

	(Unaudited)
ASSETS

INVESTMENTS:
Fixed maturities available-for-sale - at fair value (amortized cost: 2008 - $1,005.2; 2007 - $1,005.3)	$1,017.6	$1,019.1
Equity securities available-for-sale - at fair value (cost: 2008 - $85.2; 2007 - $85.6)	76.0	81.1
Fixed maturities trading – at fair value	119.8	124.5
Federal funds sold	16.4	59.6
Short-term investments	105.6	160.3

Total Investments	1,335.4	1,444.6

CASH	71.2	98.2

LOANS RECEIVABLE	645.7	638.4

ACCRUED INTEREST RECEIVABLE	15.8	16.8

NOTES AND ACCOUNTS RECEIVABLE;
Notes (less allowance for doubtful accounts: 2008 - $1.8; 2007 - $1.8)	22.6	22.7
Trade accounts receivable (less allowance for doubtful accounts: 2008 - $10.8; 2007 - $11.1)	134.0	127.9

Total Notes and Accounts Receivable	156.6	150.6

INCOME TAXES RECEIVABLE	46.9	22.7

PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation and amortization: 2008 - $245.1; 2007 - $233.6)	125.1	133.4

TITLE PLANTS	102.3	102.4

GOODWILL	809.1	809.9

INTANGIBLE ASSETS (less accumulated amortization: 2008 - $106.4; 2007 - $100.1)	87.9	94.4

DEFERRED INCOME TAXES	117.0	120.1

OTHER ASSETS	235.7	222.2

Total Assets	$3,748.7	$3,853.7

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	March 31, 2008	December 31, 2007

	(Unaudited)
LIABILITIES

POLICY AND CONTRACT CLAIMS	$887.0	$876.5

DEPOSITS	521.8	564.5

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	307.2	365.3

NOTES PAYABLE	584.0	579.5

DEFERRED SERVICE ARRANGEMENTS	196.5	199.9

OTHER LIABILITIES	81.8	67.3

Total Liabilities	2,578.3	2,653.0

SHAREHOLDERS’ EQUITY

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2008 - 15,478,019; 2007 – 15,351,550	337.1	335.4

Accumulated other comprehensive loss	(29.4)	(26.2)

Retained earnings	862.7	891.5

Total Shareholders’ Equity	1,170.4	1,200.7

Total Liabilities and Shareholders’ Equity	$3,748.7	$3,853.7

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(In millions, except per share amounts)
(Unaudited)

	2008	2007

REVENUE
Operating revenue	$656.2	$911.3
Investment and other income	30.3	30.3
Net realized investment (losses) gains	(0.1)	7.0

	686.4	948.6
EXPENSES
Agents’ commissions	259.8	340.4
Salaries and employee benefits	228.8	307.8
General, administrative and other	152.4	186.8
Provision for policy and contract claims	57.1	56.0
Depreciation and amortization	16.0	16.8
Interest expense	12.3	12.7
Impairment of intangible and long-lived assets	-	20.8

	726.4	941.3

(LOSS) INCOME BEFORE INCOME TAXES	(40.0)	7.3

INCOME TAX (BENEFIT) EXPENSE	(15.8)	2.6

NET (LOSS) INCOME	$(24.2)	$4.7

NET (LOSS) INCOME PER SHARE	$(1.60)	$0.27

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	15.1	17.2

NET (LOSS) INCOME PER SHARE ASSUMING DILUTION	$(1.60)	$0.26

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ASSUMING DILUTION	15.1	18.0

CASH DIVIDENDS DECLARED PER SHARE	$0.30	$0.22

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(In millions)
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(24.2)	$4.7
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	16.0	16.8
Amortization of bond premium	1.2	1.5
Impairment of intangible and long-lived assets	-	20.8
Net realized investment losses (gains)	0.1	(7.0)
Net change in fair value of trading securities	4.2	(9.6)
Deferred income tax expense (benefit)	2.5	(7.5)
Change in assets and liabilities, net of businesses acquired:
Accounts and notes receivable	(5.6)	10.2
Income taxes receivable/payable	(22.3)	47.0
Accounts payable and accrued expenses	(57.0)	11.6
Pending trades of trading securities, net	2.3	27.1
Policy and contract claims	10.5	11.3
Deferred service arrangements	(3.4)	(12.3)
Other	0.3	4.6
Net cash (used in) provided by operating activities	(75.4)	119.2
Cash flows from investing activities:
Purchases of title plant, property and equipment	(3.4)	(6.7)
Purchases of businesses, net of cash acquired	-	(5.8)
Change in short-term investments	54.7	142.3
Cost of investments acquired:
Fixed maturities available-for-sale	(57.0)	(82.5)
Equity securities available-for- sale	(3.2)	(21.0)
Proceeds from investment sales or maturities:
Fixed maturities available-for-sale	59.6	128.9
Equity securities available-for-sale	6.2	27.3
Net change in federal funds sold	43.2	(227.7)
Change in loans receivable	(7.5)	(26.7)
Other	(1.4)	(0.8)
Net cash provided by (used in) investing activities	91.2	(72.7)
Cash flows from financing activities:
Net change in deposits	(42.7)	157.6
Proceeds from the exercise of stock options and incentive plans	-	1.0
Tax benefit of stock options exercised	-	0.6
Cost of shares repurchased	-	(39.9)
Dividends paid	(4.6)	(3.9)
Proceeds from issuance of notes payable	54.0	0.2
Payments on notes payable	(49.5)	(114.4)
Net cash (used in) provided by financing activities	(42.8)	1.2
Net (decrease) increase in cash	(27.0)	47.7
Cash at beginning of period	98.2	82.5
Cash at end of period	$71.2	$130.2
Supplemental cash flow information:
Non-cash investing activities – transfer of fixed maturities from available-for-sale to trading	$-	$142.6
Pending purchases of fixed maturities available-for-sale	13.9	17.0
Pending sales of fixed maturities available-for-sale	8.2	16.6

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amounts	Income (Loss)	Earnings	Equity

BALANCE – December 31, 2006	17.6	$465.3	$(32.2)	$962.7	$1,395.8

Comprehensive income:
Net income	-	-	-	4.7	4.7
Other comprehensive (loss) income:
Net unrealized loss on securities – net of tax benefit of $1.3	-	-	(2.2)	-	(2.2)
Amortization of minimum pension liability – net of tax expense of $0.5	-	-	0.9	-	0.9

					3.4

Common stock retired	(0.6)	(39.9)	-	-	(39.9)
Stock options and incentive plans	0.2	5.3	-	-	5.3
Common dividends ($0.22/share)	-	-	-	(3.9)	(3.9)

BALANCE – March 31, 2007	17.2	$430.7	$(33.5)	$963.5	$1,360.7

BALANCE – December 31, 2007	15.3	$335.4	$(26.2)	$891.5	$1,200.7

Comprehensive loss:
Net loss	-	-	-	(24.2)	(24.2)
Other comprehensive (loss) income:
Net unrealized loss on securities, net of tax benefit of $2.1	-	-	(4.0)	-	(4.0)
Postretirement benefits liability adjustment, net of tax expense of $0.4	-	-	0.7	-	0.7
Foreign currency translation	-	-	0.1	-	0.1

					(27.4)

Stock options and incentive plans	0.2	1.7	-	-	1.7
Common dividends ($0.30/share)	-	-	-	(4.6)	(4.6)

BALANCE – March 31, 2008	15.5	$337.1	$(29.4)	$862.7	$1,170.4

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K of LandAmerica Financial Group, Inc. for the year ended December 31, 2007.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of this information have been reflected.  Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of results for a full year.  Certain prior year amounts have been reclassified to conform to the current year presentation.

When used in these notes, the terms “LandAmerica,” “we,” “us” or “our” means LandAmerica Financial Group, Inc. and all entities included in our Consolidated Financial Statements.

Recently Adopted Accounting Standards

In March 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF No. 06-10”).  EITF No. 06-10 requires an employer to recognize a liability for the post-retirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement of Financial Accounting Standard (“SFAS”) 106 or Accounting Principles Board (“APB”) Opinion No. 12 if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit.  EITF No. 06-10 also requires an employer to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement.  We adopted EITF No. 06-10 as of January 1, 2008 which did not have a material effect on our financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements as of January 1, 2008.  For further discussion see, Note 3, “Investments.”  In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delayed the effective date of SFAS 157 for all non financial assets and liabilities to January 1, 2009.  We are evaluating the effect of adopting SFAS 157 on our financial statements for non financial assets and liabilities.

Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  This statement is effective for us beginning after January 1, 2009.  We do not believe the effect of adopting SFAS 161 will have a material effect on our financial statements.

2.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended March 31,
	2008	2007
	(In millions, except per share amounts)
Numerator:
Net (loss) income for basic and diluted earnings per share	$(24.2)	$4.7

Denominator:
Weighted average shares for basic earnings per share	15.1	17.2

Effect of dilutive securities:
Convertible debt	-	0.6
Employee stock options and restricted stock	-	0.2

Denominator for diluted earnings per share	15.1	18.0

Basic (loss) earnings per share	$(1.60)	$0.27

Diluted (loss) earnings per share	$(1.60)	$0.26

For the three months ended March 31, 2008, 0.1 million shares, representing all potential dilutive shares for the period, were excluded from the diluted share total due to the net loss for the period.

3.           INVESTMENTS

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements as of January 1, 2008.

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In accordance with SFAS 157, we have categorized our financial instruments, based on the quality and reliability of inputs to the valuation, into the following fair value hierarchy:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

•
Level 2 – inputs to the valuation methodology include observable market based inputs or unobservable inputs that are corroborated by market data (quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; market-corroborated inputs, etc)

•	Level 3 – inputs to the valuation methodology are unobservable

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Changes in the observable or unobservable attributes of valuation inputs may result in a future reclassification between hierarchy levels.

Our financial instruments in Level 1 generally include U.S. treasuries and equities listed in active markets.  Level 2 generally includes U.S. government corporations and agency bonds, municipal bonds, certain corporate debt, mandatory redeemable preferred stock and certain mortgage and asset-backed securities.  Level 2 financial instruments are valued based on relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models.  Valuation pricing models are primarily industry-standard models that consider various assumptions, including time value, yield curve, benchmark yields, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying or similar financial instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace or can be derived or supported by observable market data.  We do not have any Level 3 financial instruments as of March 31, 2008.

The following table presents the fair value hierarchy for financial instruments measured at fair value on a recurring basis as of March 31, 2008.

		Fair Value Measurements at March 31, 2008 Using
	Total	Level 1	Level 2

	(In millions)
Assets:
Fixed maturities trading	$119.8	$-	$119.8
Available-for-sale securities
Fixed maturities	1,017.6	41.6	976.0
Equity	76.0	76.0	-

Total	$1,213.4	$117.6	$1,095.8

Holding losses of $0.8 million on trading fixed maturities were recorded in net realized investment gains within the statement of operations for the period ended March 31, 2008.

4.           INCOME TAXES

Our effective income tax rate was 39.5% for first quarter 2008 and 36.1% for first quarter 2007. The difference in the effective tax rate was due primarily to favorable permanent differences relative to the pretax loss and an increase in the state tax rate.

As a result of an audit of the 2003 to 2004 tax years, the Internal Revenue Service (“IRS”) has proposed certain adjustments relating to our tax treatment of agency revenue.  Currently, revenue from title policies issued through independent agents is recognized when the policies are reported by the agent for book and tax purposes.  The IRS believes we are required to estimate the income and commissions associated with the sale of policies by agents during the tax year.  The effect of this proposed adjustment would be an increase in the current tax liability and an increase in deferred tax assets of $35 million.  However, we are disputing the proposed adjustment as we continue to believe that our tax treatment of these transactions is correct and we believe we will prevail in any dispute with the IRS related to this matter.  Accordingly, no interest or penalties have been accrued for this proposed IRS adjustment as of March 31, 2008.  We expect to defend the matter vigorously through the IRS appeal process and, if necessary, through litigation.  We do not expect that the ultimate resolution of this matter will have a material adverse effect on our financial condition or results of operations.

Since December 31, 2007, there have been no events that have had a material impact on our tax accounts.

5.	POLICY AND CONTRACT CLAIMS

A summary of our policy and contract claims, broken down into its components of known claims and incurred but not reported claims (“IBNR”) follows:

	March 31, 2008		December 31, 2007

	(Dollars in millions)

Known claims	$178.1	20.1%	$165.8	18.9%
IBNR	708.9	79.9	710.7	81.1

Total policy and contract claims	$887.0	100.0%	$876.5	100.0%

We review our claims experience quarterly and evaluate the adequacy of our claims reserve.  We consider factors such as historical timing of reported claims and historical timing of claims payments against actual experience by year of policy issue to determine the amount of claims liability required for each policy year.  We also consider the impact of current trends in marketplace activity, including refinance activity (which may shorten the time period a policy is outstanding), bankruptcies and individual large claims attributable to any particular period in determining the expected liability associated with each year.

Based on our quarterly review of the underlying claims data and trends therein, we have provided for claims losses using approximately 9.7 percent and 6.5 percent of operating revenue from the Title Operations segment for the first quarters of 2008 and 2007, respectively.  The increase in the claims provision ratio in first quarter 2008 was primarily due to approximately $12 million of increased individual claims over $1 million (“large claims”).  This large claims activity related primarily to the 2004, 2006 and 2007 policy years.  Since we are subject to liability on claims for an extended period of time, slight changes in current claims experience can have a significant effect on the amount of liability required for potential IBNR claims.  We believe that we have reserved appropriately for all reported and IBNR claims at March 31, 2008 based on the results of our evaluation of claims data and any known trend.

6.	PENSIONS AND OTHER POST-RETIREMENT BENEFITS

The following presents the estimated net pension expense recorded in the financial statements for the three months ended March 31, 2008 and 2007.

The amounts are as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(In millions)
Components of net pension (income) expense:
Service cost	$-	$-	$0.2	$0.3
Interest cost	3.4	3.6	0.7	0.7
Expected return on plan assets	(4.2)	(4.7)	-	-
Recognized loss	1.1	1.5	-	-
Net pension expense	$0.3	$0.4	$0.9	$1.0

On December 31, 2004, we froze the accumulation of benefits available under our principal pension plan.

7.	COMMITMENTS AND CONTINGENCIES

General

We believe that the pending legal proceedings listed below are the only ones we are involved in that depart from customary actions arising in the ordinary course of our business.  Pending legal proceedings are subject to many uncertainties and complexities, including but not limited to: the underlying facts of each matter; variations between jurisdictions in which matters are being litigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement or through litigation; the timing and structure of their resolution relative to other similar cases brought against other companies; the fact that many of these matters are putative class actions in which a class is not clearly defined and has not been certified; the fact that many of these matters involve multi-state class actions in which the applicable laws for the claims at issue are in dispute and therefore unclear; and the current challenging legal environment faced by large corporations and insurance companies.  For the reasons specified herein, at this stage of the litigation, the amount or range of loss that could result from an unfavorable outcome cannot be reasonably estimated, except with respect to a reserve of $10 million established during third quarter 2007 in connection with the “Henderson Suit” and the “Alberton Suit” (both as hereinafter defined).

Litigation Not in the Ordinary Course of Business

On January 25, 2002, Miles R. Henderson and Patricia A. Henderson (“Plaintiffs in the Henderson Suit”) filed a putative class action suit (the “Henderson Suit”) against Lawyers Title

Insurance Corporation (“Lawyers Title”) in the Court of Common Pleas for Cuyahoga County, Ohio.  Lawyers Title removed the case to the District Court for the Northern District of Ohio on March 6, 2002 and Plaintiffs in the Henderson Suit amended the complaint on March 8, 2002.  On June 28, 2002, the District Court remanded the case to the Court of Common Pleas for Cuyahoga County, Ohio.  A similar putative class action suit was filed against Commonwealth, by Rodney P. Simon and Tracy L. Simon (“Plaintiffs in the Simon Suit”) in the Court of Common Pleas for Cuyahoga County, Ohio on March 5, 2003.  Plaintiffs’ complaints in both suits alleged that the defendants charged original rates for owners’ title insurance policies instead of a lower, reissue rate for which the customers were eligible.  Both defendants moved to compel arbitration of the Plaintiffs’ claims, but lost the motion in both the trial court and on appeal to the Ohio Supreme Court.  On remand to the trial court, Plaintiffs in the Henderson Suit are now seeking to have the case certified as a class action on behalf of all sellers and buyers of residential property in Ohio who paid the higher original rate from 1992 to the present.  Plaintiffs in the Simon Suit are seeking to have the case certified as a class action on behalf of all sellers of residential property in Ohio, who paid the original rate from 1993 to the present, as requested in the original complaint.  Plaintiffs’ complaints in both cases demand an unspecified amount of compensatory damages, declaratory and injunctive relief, punitive damages and attorneys’ fees and costs.  In December 2007, a voluntary mediation was held in the Henderson Suit and the parties agreed in principle on several key terms of a settlement that is within the reserve established during third quarter 2007.  The parties are attempting to finalize their agreement.  A class certification hearing will be scheduled should they be unable to do so.  No hearing date on the Motion for Class Certification filed by the Plaintiffs in the Simon Suit has been scheduled.  Should further litigation prove necessary, defendants believe that they have meritorious defenses.

On September 20, 2004, Kenneth and Deete Higgins (“Plaintiffs in the Higgins Suit”) filed a putative class action suit (the “Higgins Suit”) against Commonwealth Land Title Insurance Company (“Commonwealth”) in the Circuit Court of Nassau County, Florida.  On February 3, 2005, Plaintiffs in the Higgins Suit filed an Amended Class Action Complaint.  Plaintiffs in the Higgins Suit allege that Commonwealth charged refinance borrowers higher basic rates for title insurance, rather than the lower reissue rates for which they are alleged to have qualified.  The Amended Class Action Complaint also states that Commonwealth failed to disclose the potential availability of the lower rates to customers.  Plaintiffs in the Higgins Suit seek to have the case certified as a class action on behalf of all Florida persons or entities who refinanced their mortgages or fee interests on the identical premises from July 1, 1999 to the present where there was no change in the fee ownership and who were charged a premium in excess of the reissue premium.  Plaintiffs’ complaints in the Higgins Suit demand an unspecified amount of compensatory damages, declaratory relief, attorneys’ fees, costs and pre-judgment interest.  Initial discovery has been exchanged between the parties.  Commonwealth objected to discovery requests made by Plaintiffs in the Higgins Suit on the basis that they were overly broad and burdensome.  Commonwealth also objected to answering interrogatories and producing documents in the possession of its agents.  Plaintiffs in the Higgins Suit moved to compel this discovery, which motion was granted by the trial court.  Commonwealth filed a Petition for Writ of Certiorari to the First District Court of Appeal to overturn the trial court’s ruling.  On March 6, 2008, the appellate court vacated the trial court’s order compelling discovery.  It held that a defendant could not be required to produce such burdensome discovery prior to certification of a class.  The parties are currently negotiating the scope of discovery in light of the appellate court’s ruling. No motion for class certification has been filed to date and Commonwealth believes it has meritorious defenses.

On July 24, 2006, A. D. Alberton (“Plaintiff in the Alberton Suit”) filed a putative class action suit (the “Alberton Suit”) against Commonwealth which is currently pending in the United States District Court for the Eastern District of Pennsylvania.  A similar putative class action suit was filed against Lawyers Title by Shariee L. De Cooman (“Plaintiff in the De Cooman Suit”) in the Court of Common Pleas of Allegheny County, Pennsylvania on or about August 12, 2005.  On November 1, 2005, Plaintiff in the De Cooman Suit filed an Amended Complaint.  Plaintiff’s complaint in the Alberton Suit alleges that Commonwealth charged rates for title insurance in excess of statutorily mandated rates and/or failed to disclose to consumers that they were entitled to reduced title insurance premiums.  The Alberton Suit seeks to certify a class on behalf of all consumers who paid premiums for the purchase of title insurance on Pennsylvania properties from Commonwealth at any time from January 2000 until August 2005 and did not receive a discounted refinance or reissue rate for which they qualified.  Plaintiff’s complaint in the De Cooman Suit alleges that Lawyers Title charged the basic rate rather than a reissue or discounted rate to certain consumers.  The DeCooman Suit seeks to certify a class on behalf of all owners of residential real estate in Pennsylvania who, at any time during the ten years prior to August 12, 2005 paid premiums for the purchase of title insurance from Lawyers Title, qualified for a reissue or other discounted rate and did not receive such rate.  A class certification hearing in the Alberton Suit was held on October 16, 2007.  On January 31, 2008, the court issued an order granting in part the motion of Plaintiff in the Alberton Suit for class certification and certifying a class of all persons who from July 25, 2000 until August 1, 2005 paid premiums for the purchase of title insurance from Commonwealth in connection with a refinance of a mortgage or fee interest on Pennsylvania properties that were insured by a prior title insurance policy within ten years of the refinance transaction and were not charged the applicable reissue rate or refinance rate discount for title insurance on file with the Pennsylvania Insurance Commissioner.  A class certification hearing in the De Cooman Suit was held on October 9, 2007.  Plaintiff’s complaint in the Alberton Suit demands an unspecified amount of compensatory damages, declaratory relief, triple damages, restitution, pre-judgment and post-judgment interest and expert fees, attorneys’ fees and costs.  Plaintiff’s complaint in the De Cooman Suit demands an unspecified amount of compensatory damages, punitive damages, triple damages, prejudgment interest and attorneys’ fees, litigation expenses and costs.  The defendants believe they have meritorious defenses.

We are defendants in a number of other purported class action cases pending in various states that include allegations that certain consumers were overcharged for title insurance and/or related services. We are also defendants in multiple purported class action cases pending in federal district courts around the country alleging various federal antitrust violations, additional claims for violations of the Real Estate Settlement Procedures Act, unfair and deceptive trade practices and unjust enrichment as well as other causes of action related to the ratemaking activities of title insurance companies, with a motion for consolidation of those actions to the Southern District of New York currently pending before the Judicial Panel on Multi-District

Litigation.  The dollar amount of damages sought has generally not been specified in these cases except for jurisdictional limits.  We intend to vigorously defend these actions.

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

Various government entities are studying the title insurance product, market, pricing, business practices and potential regulatory and legislative changes.  On March 14, 2008, the Department of Housing and Urban Development published, subject to a 60-day public comment period, proposed modifications to the Real Estate Settlement Procedures Act that could increase the title insurance industry’s cost of doing business.  Multiple states, including California, Florida, New Mexico, New York, Texas and Washington, are examining pricing levels and/or title insurance regulations.  If it is determined that prices are not justified, rate changes may be implemented, including potential rate reductions.

Some of the pricing examinations, like those conducted in Texas and New Mexico, are conducted annually or biannually and usually result in adjustments to the prices we can charge.  The Texas Commissioner of Insurance issued a Consent Order on February 25, 2008 agreeing to settle the ratemaking phase of the 2006 Texas Title Insurance Biennial Hearing with no change to current rates.

Subsequent to a hearing of the New Mexico title rate case for 2006, which concluded on January 18, 2007, the New Mexico Superintendent of Insurance (the “Superintendent”) issued an order on July 20, 2007 (the “Final Order”) mandating a rate reduction of 6.36 percent and a change in the agent/underwriter split from 80/20 to 84.2/15.8 effective September 1, 2007.  The New Mexico Land Title Association (the “NMLTA”) filed a Motion for Reconsideration with the Superintendent on August 3, 2007.  The NMLTA also filed a Request for Review of Superintendent’s Final Order, a stay and hearing by the New Mexico Public Regulatory Commission (the “Commission”).  Various underwriters also filed an appeal to the Commission.  On August 28, 2007, the Superintendent issued an Order denying the NMLTA’s Motion for Reconsideration and granting the stay request until the Commission completed its review of the case with a requirement that the rate differential be escrowed during the stay and a notice of potential refund be provided to consumers.  The Commission upheld the Final Order on March 6, 2008.  On April 4, 2008, the NMLTA and various underwriters jointly filed a notice of appeal to the New Mexico district court, with further appellate review available up to the New Mexico Supreme Court.  Prior to the notice of appeal, the Commission granted an order continuing the stay of the Final Order and the escrow of the rate differential.  On March 5, 2008, the Superintendent issued an order on the completed title rate case for 2007 which ordered a 3.1% decrease from the rates ordered in July 2006 and restored the agent/underwriter split to 80/20.  Although an appeal of a portion of the order was filed, no appeal was filed to the rate decrease or the change in the split, which will take effect July 1, 2008.  The New Mexico Division of Insurance has also called a hearing on May 14, 2008 to consider expanding its statistical plan to gather additional information on title insurers and agents for rate-making purposes.

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

Based on the information known to management at this time, it is not possible to predict the outcome of any of the currently pending governmental inquiries and investigations into the title insurance industry’s market, business practices, pricing levels and other matters, or the market’s response thereto.  However, any material change in our business practices, pricing levels, or regulatory environment may have an adverse effect on our business, operating results and financial condition.

Other Commitments and Guarantees

We had guarantees of indebtedness of others of approximately $2.0 million at March 31, 2008 and approximately $2.1 million at December 31, 2007.

Like-Kind Exchanges

We facilitate tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code (“like-kind” exchanges).  As a facilitator and intermediary, we hold the proceeds from sales transactions until a qualified property acquisition occurs.  These deposits totaled $1,862.0 million and $863.2 million at March 31, 2008 and December 31, 2007, respectively.  Like-kind exchange funds held on deposit at Centennial and included in the accompanying consolidated balance sheet were $74.3 million and $131.9 million at March 31, 2008 and December 31, 2007, respectively.  Due to the structure utilized to facilitate these transactions, reverse exchanges and like-kind exchanges not held at Centennial are not considered our assets and are not included in the accompanying consolidated balance sheets; however, we remain obligated for the disbursement of proceeds and the return on the proceeds at the agreed upon interest rate.

Like-kind exchange funds not held at Centennial are invested in short-term treasury funds or in high quality, short-term commercial paper, including $290.5 million of auction rate securities (“ARS”) at March 31, 2008.  ARS are structured to provide liquidity through a Dutch auction process by allowing existing investors to either rollover their holdings, whereby they would continue to own their respective securities, or liquidate their holdings by selling such securities at par.  Historically, the fair value of auction rate securities approximated par value due to the frequent resets through the auction rate process.  As a result of liquidity issues in the global credit and capital markets, the auctions for our ARS failed beginning February 2008 when sell orders exceeded buy orders. Our portfolio of ARS is comprised entirely of student loan ARS of which 99.1% is guaranteed by government-sponsored enterprises. As of March 31, 2008, these investments were rated “A” or higher.  We believe the failures of these auctions do not affect the value of the collateral underlying the ARS and we continue to earn and receive interest on our ARS at contractually set rates. However, we have liquidity exposure to these securities to the extent that we would be required to utilize these securities to satisfy the purchase of properties.  Based on the credit quality of the underlying securities and the amount of funds we have historically held, we believe the risk of loss will not have a material adverse effect on our financial position or results of operations.

8.	IMPAIRMENT OF INTANGIBLE AND LONG-LIVED ASSETS

In first quarter 2007, we became aware that one of our tax and flood processing customers, Fremont General Corporation, received a cease and desist order from the Federal Deposit Insurance Corporation relating to lending practices in its mortgage origination business.  As a result of the probable loss of business from this customer, we conducted an impairment test of LandAmerica Tax and Flood Services, Inc.’s (“Tax & Flood”) customer relationship intangible asset in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and we determined it was impaired.  We recorded a customer relationship intangible impairment charge of $20.8 million which was reflected in our first quarter 2007 results of operations.

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

Title Operations includes residential and commercial title insurance business, escrow and closing services, commercial real estate services and other real estate transaction management services.

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

Corporate and Other includes the following businesses:  residential home warranty, residential property inspection, commercial property valuation and commercial assessment, as well as the unallocated portion of the corporate expenses related to our corporate offices in Richmond, Virginia and unallocated interest expense.

We provide title services through direct operations and agents throughout the United States.  We also offer title insurance in Mexico, Europe, Canada, the Caribbean, Latin America and Asia.  Tax related services and appraisal services are offered nationwide.

The following tables provide selected financial information about our operations by segment for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	Operating Revenue	Personnel Cost	Depreciation and Amortization	Income (Loss) Before Taxes
	(In millions)
2008
Title Operations	$556.0	$178.4	$9.0	$(27.9)
Lender Services	71.4	23.4	3.1	10.1
Financial Services	0.7	1.0	0.1	4.7
Corporate and Other	28.1	26.0	3.8	(26.9)
Total	$656.2	$228.8	$16.0	$(40.0)

2007
Title Operations	$791.4	$254.8	$9.2	$34.1
Lender Services	82.9	28.0	3.6	(8.7)
Financial Services	0.2	0.9	-	5.1
Corporate and Other	36.8	24.1	4.0	(23.2)
Total	$911.3	$307.8	$16.8	$7.3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations updates and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on February 28, 2008.  A description of our business segments and certain key factors that affect these businesses are provided in Note 9 to Consolidated Financial Statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2007.  For information on risks and uncertainties related to our business that may make past performances not indicative of future results, or cause actual results to differ materially from any forward-looking statements made by us, see “Forward-Looking and Cautionary Statements.”

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

Operations

As estimated by the Mortgage Bankers Association, home sales volume declined by approximately 1.7 million, or 23.4 percent, in first quarter 2008 from the comparable period in 2007.

Operating revenues were $656.2 million and $911.3 million for the three months ended March 31, 2008 and 2007, respectively.  Pretax operating loss in first quarter 2008 was $40.0 million compared to pretax operating income of $7.3 million for the comparable period in 2007.

The overall decrease in residential sales and property values resulted in a decline in our operating revenues in first quarter 2008 in the Title Operations segment and declines in certain lines of the mortgage originations and loan servicing businesses in the Lender Services segment.  Additionally, revenue for our home warranty and property inspection businesses which are dependent on existing home sales volume, declined in first quarter 2008 when compared with first quarter 2007.  These declines were offset in part by growth in the default management services business.  Our title and non-title commercial revenue declined in first quarter 2008 when compared to first quarter 2007 as a result of the continued tight credit market.

Our provision for claims as a percentage of operating revenue has trended upward recently, primarily due to an increase in claims frequency and dollar amount (“severity”) for recent policy years.  We have noted a similar upward trend in provisions for claims occurring throughout the title insurance industry.  Since we are subject to liability for claims for an extended period of time, slight increases in claims frequency and severity for more recent policy years can result in a significant increase in the amount of liability required for potential claims.

In first quarter 2007, we recorded a customer relationship intangible impairment charge of $20.8 million, or $12.5 million net of taxes, as a result of the loss of business from Fremont General Corporation (“Fremont”), one of our tax and flood processing customers.  Fremont received and consented to a cease and desist order from the Federal Deposit Insurance Corporation related to lending practices in its mortgage origination business.  We continue to service the Fremont loan portfolio that existed at the time the cease and desist order was issued.  For further details, see Note 8, “Impairment of Intangible and Long-lived Assets” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Critical Accounting Estimates

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenue, expenses and related disclosures surrounding contingencies and commitments.  A summary of our significant critical accounting estimates can be found in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.  Actual results could differ from these estimates.

Recently Adopted Accounting Standards

In March 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF No. 06-10”).  EITF No. 06-10 requires an employer to recognize a liability for the post-retirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement of Financial Accounting Standard (“SFAS”) 106 or Accounting Principles Board (“APB”) Opinion No. 12 if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit.  EITF No. 06-10 also requires an employer to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement.  We adopted EITF No. 06-10 as of January 1, 2008 which did not have a material effect on our financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements as of January 1, 2008.  For further discussion, see Note 3, “Investments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.  In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP

157-2 delayed the effective date of SFAS 157 for all non financial assets and liabilities to January 1, 2009.  We are evaluating the effect of adopting SFAS 157 on our financial statements for non financial assets and liabilities.

Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  This statement is effective for us beginning after January 1, 2009.  We do not believe the effect of adopting SFAS 161 will have a material effect on our financial statements.

Cyclicality and Seasonality

The title insurance business is closely related to the overall level of residential and commercial real estate activity, which is generally affected by the relative strength or weakness of the United States economy.  In addition, title insurance volumes fluctuate based on changes in interest rates and the availability of mortgage financing.  Periods of increasing interest rates and reduced mortgage financing availability usually have an adverse effect on residential real estate activity and decrease our title insurance premiums and fee revenue.  In contrast, periods of declining interest rates and good mortgage financing liquidity usually have a positive effect on residential real estate activity which increases our title insurance premiums and fee revenue.  Commercial real estate volumes are less sensitive to changes in interest rates, but fluctuate based on local supply and demand conditions for space and mortgage financing availability.

The residential title insurance business tends to be seasonal as well as cyclical.  Residential buy/sell activity is generally slower in the winter, when fewer families buy or sell homes, with increased volumes in the spring and summer.  We typically report our lowest revenue from agency and direct title operations in the first quarter, with such revenue increasing into the second quarter and through the third quarter.  The fourth quarter customarily may be as strong as the third quarter, depending on the level of activity of residential refinancing and of commercial real estate transactions.  Residential refinancing activity is generally more uniform throughout the seasons, but is subject to interest rate variability.

Results of Operations

Operating Revenue

The following table provides a summary of our operating revenue for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008		2007

	(Dollars in millions)
Title Operations
Direct Operations	$235.6	35.9%	$369.3	40.5%
Agency Operations	320.4	48.8	422.1	46.3
	556.0	84.7	791.4	86.8

Lender Services	71.4	10.9	82.9	9.1

Financial Services	0.7	0.1	0.2	-

Corporate and Other	28.1	4.3	36.8	4.1

Total	$656.2	100.0%	$911.3	100.0%

Title Operations -  Operating revenue from direct title operations decreased by $133.7 million, or 36.2%, in first quarter 2008 from first quarter 2007. During first quarter 2008, direct operating revenue was negatively affected by the decline in buy/sell residential transactions, reductions in property values and a decrease in our commercial revenues.  In particular, the title industry is experiencing significant weakness in the western states of California, Arizona and Nevada where our residential operations are heavily concentrated.  As of March 28, 2008, Moody’s Economy.com DataBuffet reports that mortgage originations in these states are down a collective 24% in first quarter 2008 from first quarter 2007.  Revenue from direct title commercial operations was $73.6 million in first quarter 2008, compared to $92.2 million in first quarter 2007, a decrease of 20.2% from first quarter 2007.

Closed orders from our direct title operations were approximately 113,900 and 170,000 in the first quarters of 2008 and 2007, respectively, a decline of 33%, while direct operating revenue per direct order closed decreased approximately 5% in first quarter 2008 from first quarter 2007.

Operating revenue from agency title operations for first quarter 2008 decreased by $101.7 million, or 24.1%, from first quarter 2007 due to the decline in market conditions across most regions, particularly in certain southeastern markets.

Lender Services -  Operating revenue decreased by $11.5 million, or 13.9%, in first quarter 2008 compared to first quarter 2007.  Revenue for first quarter 2008 was negatively affected by lower volumes in certain product lines of the loan servicing business and the mortgage origination business.  These declines were offset in part by growth in default management services.

Corporate and Other -  Operating revenue for Corporate and Other decreased by $8.7 million, or 23.6%, in first quarter 2008 from first quarter 2007.  Before the international acquisition that closed during third quarter 2007, operating revenues decreased by $14.4 million. The decrease in operating revenue in first quarter 2008 from first quarter 2007 was primarily due to declines in the commercial operations and in home warranty and property inspection businesses.  Revenue from non-title commercial operations was $17.1 million in first quarter 2008 compared to $19.4 million in first quarter 2007.  The home warranty and property inspection businesses are dependent on existing home sale volumes.

Net Realized Investment (Losses) Gains

Net realized investment (losses) gains were $(0.1) million in first quarter 2008 compared to $7.0 million in first quarter 2007. The decrease was primarily due to gains in first quarter 2007 from the repositioning of our REIT portfolio and the reclassification of $2.3 million of unrealized net gains on trading investments from accumulated other comprehensive income (loss).  In first quarter 2008, net losses in the trading portfolio and equity portfolio of $1.2 million were offset in part by gains of $1.1 million in the bond portfolio.

Salary and Employee Benefits

The following table provides a summary of our salary and employee benefit costs for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008		2007
	(Dollars in millions)
Title Operations	$178.4	78.0%	$254.8	82.8%

Lender Services	23.4	10.2	28.0	9.1

Financial Services	1.0	0.4	0.9	0.3

Corporate and Other	26.0	11.4	24.1	7.8

Total	$228.8	100.0%	$307.8	100.0%

Title Operations – Title Operations salary and employee benefit costs decreased by $76.4 million, or 30%, in first quarter 2008 compared to first quarter 2007.  Average Full Time Equivalent (“FTE”) counts for the Title Operations segment were approximately 8,100 in first quarter 2008 versus approximately 11,500 in first quarter 2007, or a decrease of 29.6%.

Decreases in salary and employee benefit costs and FTE counts were primarily due to reductions in staffing levels in response to significant declines in mortgage origination volumes.

Lender Services – Lender Services salary and employee benefit costs decreased by $4.6 million, or 16.4%, in first quarter 2008 compared to first quarter 2007. FTE counts for the Lender Services segment were approximately 1,500 in first quarter 2008 versus approximately 1,800 in first quarter 2007, or a decrease of 16.7%.  Decreases in salary and employee benefit costs and FTE counts from first quarter 2007 to first quarter 2008 were primarily in certain product lines of the loan servicing business and the mortgage origination business to adjust to lower business volume.

Corporate and Other – Corporate and Other salary and employee benefit costs increased $1.9 million, or 7.9%, in first quarter 2008 over first quarter 2007 primarily as a result of an international acquisition that closed during third quarter 2007.

Agent Commissions

The following table provides a summary of agent commissions and related revenue in the Title Operations segment for the three months ended March 31, 2008 and 2007:

	2008	2007
	(Dollars in millions)
Agent commissions	$259.8	$340.4

Agent revenue	$320.4	$422.1

% Retained by agents	81.1%	80.6%

The commission rate paid to agents varies by geographic area in which the commission was paid and by individual agent agreement and has varied around 80% over the past several years.  The commission rate for the three months ended March 31, 2008 is slightly higher than 80% due to the decline in agency revenue in regions with lower commission rates.

Provision for Policy and Contract Claims

We review our claims experience quarterly and evaluate the adequacy of our claims reserve.  We consider factors such as historical timing of claims reported and historical timing of claims payments against actual experience by year of policy issue to determine the amount of claims liability required for each policy year.  We also consider the impact of current trends in marketplace activity, including refinance activity, which may shorten the time period a policy is outstanding, bankruptcies and individual large claims attributable to any particular period in determining the expected liability associated with each year.

Based on our review of the underlying claims data and trends therein, we have provided for claims losses using approximately 9.7% and 6.5% of operating revenue from the Title Operations segment for the first quarters of 2008 and 2007, respectively.  The increase in the claims provision ratio in first quarter 2008 was primarily due to approximately $12 million of increased individual claims over $1 million (“large claims”).  This large claims activity related primarily to the 2004, 2006 and 2007 policy years.  Since we are subject to liability on claims for an extended period of time, slight changes in current claims experience can have a significant effect on the amount of liability required for potential Incurred But Not Reported (“IBNR”) claims.  We believe that we have reserved appropriately for all reported and IBNR claims at March 31, 2008 based on the results of our evaluation of claims data and any known trend.

Impairment of Intangible and Long-Lived Assets

In first quarter 2007, we recorded an impairment of $20.8 million related to our customer relationship intangible asset of our tax and flood business in the Lender Services segment.  For further details, see Note 8, “Impairment of Intangible and Long-Lived Assets” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.8 million in first quarter 2008 compared to first quarter 2007.  The decrease was primarily due to the decline in amortization expense as a result of the impairment of our customer relationship intangible asset of our tax and flood business in the Lender Services segment.

Interest Expense

Interest expense decreased by $0.4 million in first quarter 2008 compared to first quarter 2007.  The decrease was primarily due to lower interest as a result of the prepayment of certain of our senior notes in fourth quarter 2007 offset in part by net increases in interest incurred on deposit liabilities at Centennial.  See “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2007 for further details.

General, Administrative and Other

The following table provides a summary of our general, administrative and other expenses for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008		2007
	(Dollars in millions)
Title Operations	$97.3	63.8%	$124.3	66.5%

Lender Services	34.3	22.5	37.5	20.1

Financial Services	0.3	0.2	0.3	0.2

Corporate and Other	20.5	13.5	24.7	13.2

Total	$152.4	100.0%	$186.8	100.0%

Title Operations – Title Operations general, administrative and other expenses decreased by $27.0 million, or 21.7%, in first quarter 2008 from first quarter 2007.  The decrease in general, administrative and other expenses was primarily to match declines in business volume.

Lender Services – Lender Services general, administrative and other expenses decreased by $3.2 million, or 8.5%, in first quarter 2008 from first quarter 2007. The decrease in general, administrative and other expenses was primarily due to declines in certain lines of the mortgage origination and loan servicing businesses to match declines in business volume, offset in part by increases to support growth in the default management services business.

Corporate and Other – Corporate and Other general, administrative and other expenses decreased by $4.2 million, or 17.0%, in first quarter 2008 from first quarter 2007.  The decrease in general, administrative and other expenses in first quarter 2008 from first quarter 2007 was primarily related to a decline in the use of outside service providers in the non-title commercial business.

Income Taxes

Our effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 39.5% for first quarter 2008 and 36.1% for first quarter 2007.  The difference in the effective tax rate was due primarily to favorable permanent differences relative to the pretax loss and an increase in the state tax rate.

Net (Loss) Income

Our reported net loss was $(24.2) million or $(1.60) per share on a diluted basis for first quarter 2008, compared to net income of $4.7 million or $0.26 per share on a diluted basis for first quarter 2007.  Net loss for first quarter 2008 reflected the persistently lower residential mortgage originations, a reduction in our commercial revenue during the quarter and a higher claims provision ratio.  Net income for first quarter 2007 reflected an impairment charge for a customer relationship intangible asset in the Lender Services segment of $20.8 million, or $12.5 million net of taxes.  For further details, see Note 8, “Impairment of Intangible and Long-Lived Assets” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Liquidity and Capital Resources

Consolidated

Cash used in operating activities was $(75.4) million for first quarter 2008 compared to cash provided by operating activities of $119.2 million for first quarter 2007.  Cash used in operating activities for first quarter 2008 was primarily the result of lower business volume which led to a decline in net income.  Cash provided by operating activities for first quarter 2007 included the favorable effect of the timing of income tax payments and payments for accounts payable and accrued expenses.  Cash provided by investing activities was $91.2 million for first quarter 2008 compared to cash used in investing activities of $(72.7) million for first quarter 2007.  Cash used in financing activities was $(42.8) million for first quarter 2008 compared to cash provided by financing activities of $1.2 million for first quarter 2007.  At March 31, 2007, we invested a temporary commercial customer deposit in federal funds sold investments of $269.5 million which increased cash used in investing activities and cash provided by financing activities for first quarter 2007.  Other principal non-operating uses of cash for the first three months of 2008 and 2007 were additions to the investment portfolio and repayment of debt.  At March 31, 2008, we held cash of $71.2 million and investments of $1,335.4 million.

Liquidity

We conduct all our operations through our operating subsidiaries. Dividends from our subsidiaries and permitted payments to us under our tax sharing arrangements with our subsidiaries are our principal sources of cash to pay shareholder dividends, to meet our holding company obligations, including payments of principal and interest on our outstanding indebtedness and for share repurchases as well as other items.  At March 31, 2008, there was approximately $21.4 million of cash and short-term investments at the holding company level available for general corporate purposes, to service our debt obligations and to pay dividends to our shareholders.

In August 2007, the Board of Directors approved a share repurchase program expiring in March 2009 that authorized us to repurchase 1.5 million shares.  Due to deterioration in the real estate market, we paused our share repurchase program and we did not repurchase any shares during first quarter 2008.

We believe our credit facility and anticipated cash flows from operations will provide us with sufficient liquidity to meet our operating requirements for the foreseeable future.  For further information about our borrowings, see our Annual Report on Form 10-K for the year ended December 31, 2007.

Financing

On July 28, 2006, we entered into a Note Purchase and Master Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. and the other purchasers thereunder. Under the Note Purchase Agreement, we issued $50.0 million of Senior Notes, Series D (the “Series D Notes”) to the Series D Note purchasers on August 31, 2006 and we issued $100.0 million of Senior Notes, Series E (the “Series E Notes”) to the Series E Note purchasers on September 7, 2006. The Note Purchase Agreement contains certain restrictive covenants, including a minimum debt to capitalization ratio, an interest coverage ratio and a debt service ratio.

On November 30, 2007, we entered into an amendment (“First Amendment to the Note Purchase Agreement”) to our Note Purchase Agreement. The First Amendment to the Note Purchase Agreement decreased the interest coverage ratio from its then current level of 3.0:1.0 to 1.5:1.0 through December 31, 2008, after which time the interest coverage ratio will return to 3.0:1.0. We executed the First Amendment to the Note Purchase Agreement as a proactive measure given current market conditions.

On July 28, 2006, we entered into a five-year $200.0 million revolving credit facility with SunTrust Bank (“Credit Agreement”), as administrative agent for a syndicate of other banks, issuing bank and swingline lender. The Credit Agreement contains certain restrictive covenants, including a minimum debt to capital ratio, an interest coverage ratio and a maintenance of consolidated net worth requirement.

On November 29, 2007, we entered into an amendment (“First Amendment”) to our Credit Agreement. The First Amendment made the following significant changes to our Credit Agreement: (1) decreased the interest coverage ratio from its then current level of 3.0:1.0 to 1.5:1.0 through September 30, 2008, after which time the interest coverage ratio will return to 3.0:1.0 and (2) modified the consolidated net worth requirement from 85% to 80% of shareholders’ equity as of December 31, 2005. We executed the First Amendment as a proactive measure given current market conditions.

We monitor our compliance with the financial covenants in the Note Purchase Agreement and Credit Facility. We were in compliance with these covenants as of the end of first quarter 2008; however, given the uncertainty of future volumes in the real estate market, more limited mortgage financing availability and volatility in the severity and frequency of claims, it is difficult to predict our future financial results.  We have had ongoing discussions with the lenders under the Note Purchase Agreement and the Credit Facility.  We believe we will be able to negotiate acceptable amendments or waivers, if necessary; however, failure to do so could have a material adverse effect on our financial position and our liquidity.

For further information about our borrowings, see Note 10 in our Annual Report on Form 10-K for the year ended December 31, 2007.

Regulatory

We are subject to federal and state laws and regulations that are administered and enforced by insurance regulators and other governmental authorities. These laws and regulations are generally intended for the protection of policyholders and consumers rather than security holders. Most states in which we conduct our title insurance business have established financial condition standards regarding, among other things, an insurer’s maintenance of a certain ratio of earnings to surplus. Depending on future market conditions and their impact on our results, a state insurance regulator may require remedial action that could include limiting future operations of one or more of our insurance company subsidiaries based on application of these standards.

Investment Strategy

During first quarter 2007, we began actively trading $142.6 million of our fixed maturity securities previously classified as available-for-sale securities.  For further details, see our Annual Report on Form 10-K for the year ended December 31, 2007.

Other

Our industrial bank maintains an allowance for loan losses related to our loans receivable.  During first quarter 2008, we did not experience a significant change in the underlying components of the allowance for loan losses or the balance in total.  There have been no significant changes in the underlying rationale for our provision for loan losses or significant changes in asset quality.

Pending Legal Proceedings

General

We believe that the pending legal proceedings listed below are the only ones we are involved in that depart from customary actions arising in the ordinary course of our business.  Pending legal proceedings are subject to many uncertainties and complexities, including but not limited to: the underlying facts of each matter; variations between jurisdictions in which matters are being litigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement or through litigation; the timing and structure of their resolution relative to other similar cases brought against other companies; the fact that many of these matters are putative class actions in which a class is not clearly defined and has not been certified; the fact that many of these matters involve multi-state class actions in which the applicable laws for the claims at issue are in dispute and therefore unclear; and the current challenging legal environment faced by large corporations and insurance companies.  For the reasons specified herein, at this stage of the litigation, the amount or range of loss that could result from an unfavorable outcome cannot be reasonably estimated, except with respect to a reserve of $10 million established during third quarter 2007 in connection with the “Henderson Suit” and the “Alberton Suit” (both as hereinafter defined).

Litigation Not in the Ordinary Course of Business

On January 25, 2002, Miles R. Henderson and Patricia A. Henderson (“Plaintiffs in the Henderson Suit”) filed a putative class action suit (the “Henderson Suit”) against Lawyers Title Insurance Corporation (“Lawyers Title”) in the Court of Common Pleas for Cuyahoga County, Ohio.  Lawyers Title removed the case to the District Court for the Northern District of Ohio on March 6, 2002 and Plaintiffs in the Henderson Suit amended the complaint on March 8, 2002.  On June 28, 2002, the District Court remanded the case to the Court of Common Pleas for Cuyahoga County, Ohio.  A similar putative class action suit was filed against Commonwealth, by Rodney P. Simon and Tracy L. Simon (“Plaintiffs in the Simon Suit”) in the Court of Common Pleas for Cuyahoga County, Ohio on March 5, 2003.  Plaintiffs’ complaints in both suits alleged that the defendants charged original rates for owners’ title insurance policies instead of a lower, reissue rate for which the customers were eligible.  Both defendants moved to compel arbitration of the Plaintiffs’ claims, but lost the motion in both the trial court and on appeal to the Ohio Supreme Court.  On remand to the trial court, Plaintiffs in the Henderson Suit are now seeking to have the case certified as a class action on behalf of all sellers and buyers of residential property in Ohio who paid the higher original rate from 1992 to the present.  Plaintiffs in the Simon Suit are seeking to have the case certified as a class action on behalf of all sellers of residential property in Ohio, who paid the original rate from 1993 to the present, as requested in the original complaint.  Plaintiffs’ complaints in both cases demand an unspecified amount of compensatory damages, declaratory and injunctive relief, punitive damages and attorneys’ fees and costs.  In December 2007, a voluntary mediation was held in the Henderson Suit and the parties agreed in principle on several key terms of a settlement that is within the reserve established during third quarter 2007.  The parties are attempting to finalize their agreement.  A class certification hearing will be scheduled should they be unable to do so.  No hearing date on the Motion for Class Certification filed by the Plaintiffs in the Simon Suit has been scheduled.  Should further litigation prove necessary, defendants believe that they have meritorious defenses.

On September 20, 2004, Kenneth and Deete Higgins (“Plaintiffs in the Higgins Suit”) filed a putative class action suit (the “Higgins Suit”) against Commonwealth Land Title Insurance Company (“Commonwealth”) in the Circuit Court of Nassau County, Florida.  On February 3, 2005, Plaintiffs in the Higgins Suit filed an Amended Class Action Complaint.  Plaintiffs in the Higgins Suit allege that Commonwealth charged refinance borrowers higher basic rates for title insurance, rather than the lower reissue rates for which they are alleged to have qualified.  The Amended Class Action Complaint also states that Commonwealth failed to disclose the potential availability of the lower rates to customers.  Plaintiffs in the Higgins Suit seek to have the case certified as a class action on behalf of all Florida persons or entities who refinanced their mortgages or fee interests on the identical premises from July 1, 1999 to the present where there was no change in the fee ownership and who were charged a premium in excess of the reissue premium.  Plaintiffs’ complaints in the Higgins Suit demand an unspecified amount of compensatory damages, declaratory relief, attorneys’ fees, costs and pre-judgment interest.  Initial discovery has been exchanged between the parties.  Commonwealth objected to discovery requests made by Plaintiffs in the Higgins Suit on the basis that they were overly broad and burdensome.  Commonwealth also objected to answering interrogatories and producing documents in the possession of its agents.  Plaintiffs in the Higgins Suit moved to compel this discovery, which motion was granted by the trial court.  Commonwealth filed a Petition for Writ of Certiorari to the First District Court of Appeal to overturn the trial court’s ruling.  On March 6, 2008, the appellate court vacated the trial court’s order compelling discovery.  It held that a defendant could not be required to produce such burdensome discovery prior to certification of a class.  The parties are currently negotiating the scope of discovery in light of the appellate court’s ruling. No motion for class certification has been filed to date and Commonwealth believes it has meritorious defenses.

On July 24, 2006, A. D. Alberton (“Plaintiff in the Alberton Suit”) filed a putative class action suit (the “Alberton Suit”) against Commonwealth which is currently pending in the United States District Court for the Eastern District of Pennsylvania.  A similar putative class action suit was filed against Lawyers Title by Shariee L. De Cooman (“Plaintiff in the De Cooman Suit”) in the Court of Common Pleas of Allegheny County, Pennsylvania on or about August 12, 2005.  On November 1, 2005, Plaintiff in the De Cooman Suit filed an Amended Complaint.  Plaintiff’s complaint in the Alberton Suit alleges that Commonwealth charged rates for title insurance in excess of statutorily mandated rates and/or failed to disclose to consumers that they were entitled to reduced title insurance premiums.  The Alberton Suit seeks to certify a class on behalf of all consumers who paid premiums for the purchase of title insurance on Pennsylvania properties from Commonwealth at any time from January 2000 until August 2005 and did not receive a discounted refinance or reissue rate for which they qualified.  Plaintiff’s complaint in the De Cooman Suit alleges that Lawyers Title charged the basic rate rather than a reissue or discounted rate to certain consumers.  The DeCooman Suit seeks to certify a class on behalf of all owners of residential real estate in Pennsylvania who, at any time during the ten years prior to August 12, 2005 paid premiums for the purchase of title insurance from Lawyers Title, qualified for a reissue or other discounted rate and did not receive such rate.  A class certification hearing in the Alberton Suit was held on October 16, 2007.  On January 31, 2008, the court issued an order granting in part the motion of Plaintiff in the Alberton Suit for class certification and certifying a class of all persons who from July 25, 2000 until August 1, 2005 paid premiums for the purchase of title insurance from Commonwealth in connection with a refinance of a mortgage or fee interest on Pennsylvania properties that were insured by a prior title insurance policy within ten years of the refinance transaction and were not charged the applicable reissue rate or refinance rate discount for title insurance on file with the Pennsylvania Insurance Commissioner.  A class certification hearing in the De Cooman Suit was held on October 9, 2007.  Plaintiff’s complaint in the Alberton Suit demands an unspecified amount of compensatory damages, declaratory relief, triple damages, restitution, pre-judgment and post-judgment interest and expert fees, attorneys’ fees and costs.  Plaintiff’s complaint in the De Cooman Suit demands an unspecified amount of compensatory damages, punitive damages, triple damages, prejudgment interest and attorneys’ fees, litigation expenses and costs.  The defendants believe they have meritorious defenses.

We are defendants in a number of other purported class action cases pending in various states that include allegations that certain consumers were overcharged for title insurance and/or related services. We are also defendants in multiple purported class action cases pending in federal district courts around the country alleging various federal antitrust violations, additional claims for violations of the Real Estate Settlement Procedures Act, unfair and deceptive trade practices and unjust enrichment as well as other causes of action related to the ratemaking activities of title insurance companies, with a motion for consolidation of those actions to the Southern District of New York currently pending before the Judicial Panel on Multi-District Litigation.  The dollar amount of damages sought has generally not been specified in these cases except for jurisdictional limits.  We intend to vigorously defend these actions.

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

Various government entities are studying the title insurance product, market, pricing, business practices and potential regulatory and legislative changes.  On March 14, 2008, the Department of Housing and Urban Development published, subject to a 60-day public comment period, proposed modifications to the Real Estate Settlement Procedures Act that could increase the title insurance industry’s cost of doing business.  Multiple states, including California, Florida, New Mexico, New York, Texas and Washington, are examining pricing levels and/or title insurance regulations.  If it is determined that prices are not justified, rate changes may be implemented, including potential rate reductions.

Some of the pricing examinations, like those conducted in Texas and New Mexico, are conducted annually or biannually and usually result in adjustments to the prices we can charge.  The Texas Commissioner of Insurance issued a Consent Order on February 25, 2008 agreeing to settle the ratemaking phase of the 2006 Texas Title Insurance Biennial Hearing with no change to current rates.

Subsequent to a hearing of the New Mexico title rate case for 2006, which concluded on January 18, 2007, the New Mexico Superintendent of Insurance (the “Superintendent”) issued an order on July 20, 2007 (the “Final Order”) mandating a rate reduction of 6.36 percent and a change in the agent/underwriter split from 80/20 to 84.2/15.8 effective September 1, 2007.  The New Mexico Land Title Association (the “NMLTA”) filed a Motion for Reconsideration with the Superintendent on August 3, 2007.  The NMLTA also filed a Request for Review of Superintendent’s Final Order, a stay and hearing by the New Mexico Public Regulatory

Commission (the “Commission”).  Various underwriters also filed an appeal to the Commission. On August 28, 2007, the Superintendent issued an Order denying the NMLTA’s Motion for Reconsideration and granting the stay request until the Commission completed its review of the case with a requirement that the rate differential be escrowed during the stay and a notice of potential refund be provided to consumers.  The Commission upheld the Final Order on March 6, 2008.  On April 4, 2008, the NMLTA and various underwriters jointly filed a notice of appeal to the New Mexico district court, with further appellate review available up to the New Mexico Supreme Court.  Prior to the notice of appeal, the Commission granted an order continuing the stay of the Final Order and the escrow of the rate differential.  On March 5, 2008, the Superintendent issued an order on the completed title rate case for 2007 which ordered a 3.1% decrease from the rates ordered in July 2006 and restored the agent/underwriter split to 80/20.  Although an appeal of a portion of the order was filed, no appeal was filed to the rate decrease or the change in the split, which will take effect July 1, 2008.  The New Mexico Division of Insurance has also called a hearing on May 14, 2008 to consider expanding its statistical plan to gather additional information on title insurers and agents for rate-making purposes.

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

Based on the information known to management at this time, it is not possible to predict the outcome of any of the currently pending governmental inquiries and investigations into the title insurance industry’s market, business practices, pricing levels and other matters, or the market’s response thereto.  However, any material change in our business practices, pricing levels, or regulatory environment may have an adverse effect on our business, operating results and financial condition.

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Among other things, these statements relate to our financial condition, results of operations and future business plans, operations, opportunities and prospects.  In addition, we and our representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in our reports to shareholders.  These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate” and similar expressions or words of similar import.  These forward-looking statements are based upon our current knowledge and assumptions about future events and involve risks and uncertainties that could cause our actual results, prospects, performance or achievements to be materially different from any anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements.  Such risks and uncertainties include: (1) our results of operations and financial condition are susceptible to changes in mortgage interest rates, the availability of mortgage financing and general economic conditions; (2) changes to the participants in the secondary mortgage market could affect the demand for title insurance products; (3) we are subject to government regulation; (4) heightened regulatory scrutiny of us and the title insurance industry, including any future resulting reductions in the pricing of title insurance products and services, could materially and adversely affect our business, operating results and financial condition; (5) we may not be able to fuel our growth through acquisitions; (6) our inability to integrate and manage successfully our acquired businesses could adversely affect our business, operating results and financial condition; (7) regulatory non-compliance, fraud or defalcations by our title insurance agents or employees could adversely affect our business, operating results and financial condition; (8) competition in our industry affects our revenue; (9) significant industry changes and new product and service introductions require timely and cost-effective responses; (10) our litigation risks include substantial claims by large classes of claimants; (11) our claims experience may require us to increase our provision for title losses or to record additional reserves, either of which may adversely affect our earnings, (12) key accounting and essential product delivery systems are concentrated in a few locations; (13) provisions of our articles of incorporation and bylaws and applicable state corporation, insurance and banking laws could limit another party’s ability to acquire us and could deprive shareholders of the opportunity to obtain a takeover premium for shares of common stock owned by them; (14) our future success depends on our ability to continue to attract and retain qualified employees; (15) our conduct of business in foreign markets creates financial and operational risks and uncertainties that may materially and adversely affect our business, operating results and financial condition; and (16) various external factors including general market conditions, governmental actions, economic reports and shareholder activism may affect the trading volatility and price of our common stock.  For a description of factors that may cause actual results to differ materially from such forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2007 and other reports from time to time filed with or furnished to the Securities and Exchange Commission.  We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made.  We undertake no obligation to update any forward-looking statements made in this report.

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

Principal Amount by Expected Maturity
Average Interest Rate

(Dollars in millions)
	2008	2009	2010	2011	2012	2013 and after	Total	Fair Value
Assets:
Taxable available-for-sale securities:
Book value	$11.9	29.6	25.7	48.7	49.6	426.4	$591.9	$598.5
Average yield	4.5%	5.1%	5.0%	5.3%	5.2%	5.4%	5.3%

Non-taxable available-for-sale securities:
Book value	$6.7	15.7	19.2	24.8	22.3	316.1	$404.8	$414.4
Average yield	4.6%	4.1%	4.0%	4.3%	4.3%	4.2%	4.2%

Taxable trading securities:
Book value	$-	1.8	2.2	3.3	3.8	74.5	$85.6	$85.6
Average yield	-	5.9%	5.6%	6.2%	5.5%	5.9%	5.9%

Non-taxable trading securities:
Book value	$-	2.3	0.5	3.3	1.7	26.5	$34.3	$34.2
Average yield	-	4.3%	3.6%	3.7%	4.6%	4.2%	4.2%

Preferred stock:
Book value	$-	-	-	-	-	5.9	$5.9	$4.7
Average yield	-	-	-	-	-	5.5%	5.5%

Loans receivable, excluding reserves, discounts and other costs:
Book value	$0.1	2.9	1.8	2.2	7.7	634.2	$648.9	$658.7
Average yield	8.6%	7.3%	7.2%	8.1%	7.4%	7.1%	7.1%

Liabilities:
Interest bearing passbook liabilities:
Book value	$44.4	-	-	-	-	-	$44.4	$44.4
Average yield	3.1%	-	-	-	-	-	3.1%

Interest bearing certificate of deposit liabilities:
Book value	$241.3	89.6	39.0	11.4	5.3	0.7	$387.3	$408.3
Average yield	4.7%	4.3%	4.7%	4.9%	4.9%	4.4%	4.6%

Changes in maturities and yields from December 31, 2007 to March 31, 2008 primarily relate to timing of purchases and sales of securities and the effect that the securities sold or purchased have on the average portfolio yield, timing of payments received from, and the extension of loans to, customers in the commercial real estate market and timing of amounts held for customers.

We also have non-interest bearing passbook deposit liabilities of $89.8 million at March 31, 2008 that are included in the accompanying consolidated balance sheets.  For further details, see our Annual Report on Form 10-K for the year ended December 31, 2007.

There have been no material changes in other market risks that affect us since the filing of our Form 10-K for the year ended December 31, 2007.

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

Our management, under the direction of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008.  Based upon this evaluation our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in Note 7 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements filed as Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The following table sets forth the details of purchases of common stock under our share purchase plans and our Executive Voluntary Deferral Plan and Outside Directors Deferral Plan that occurred in the first quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 through January 31, 2008	1,169	$29.87	-	1,651,494
February 1 through February 29, 2008	2,286	$49.45	-	1,649,208
March 1 through March 31, 2008	7,129	$37.71	-	1,642,079

(1)
A total of 10,584 shares of our common stock were purchased in connection with two employee benefit plans during the first quarter 2008.  These repurchases were made in open-market transactions on behalf of a trust maintained by us for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan.

(2)
In August 2007, the Board of Directors approved a share repurchase program expiring March 2009 that authorized us to repurchase 1,500,000 shares of our common stock.  We did not repurchase any shares during the first quarter 2008 under this program.  As of March 31, 2008, there were approximately 1,109,620 authorized shares remaining under the repurchase program.

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

LANDAMERICA FINANCIAL GROUP, INC.
(Registrant)

Date:April 29, 2008	/s/ Christine R. Vlahcevic
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