Form 10-Q
period 2008-06-30
LANDAMERICA FINANCIAL GROUP INC
filed 2008-07-30
CIK 877355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	15,481,284 shares	July 25, 2008

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2008	December 31, 2007

	(Unaudited)
ASSETS

INVESTMENTS:
Fixed maturities available-for-sale - at fair value (amortized cost: 2008 - $985.6; 2007 - $1,005.3)	$982.2	$1,019.1
Equity securities available-for-sale - at fair value (cost: 2008 - $85.8; 2007 - $85.6)	73.8	81.1
Fixed maturities trading - at fair value	119.8	124.5
Federal funds sold	65.6	59.6
Short-term investments	110.9	160.3

Total Investments	1,352.3	1,444.6

CASH	62.6	98.2

LOANS RECEIVABLE	670.9	638.4

ACCRUED INTEREST RECEIVABLE	16.2	16.8

NOTES AND ACCOUNTS RECEIVABLE;
Notes (less allowance for doubtful accounts: 2008 - $1.7; 2007 - $1.8)	21.6	22.7
Trade accounts receivable (less allowance for doubtful accounts: 2008 - $10.9; 2007 - $11.1)	127.6	127.9

Total Notes and Accounts Receivable	149.2	150.6

INCOME TAXES RECEIVABLE	61.0	22.7

PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation and amortization: 2008 - $248.1; 2007 - $233.6)	120.1	133.4

TITLE PLANTS	102.3	102.4

GOODWILL	811.5	809.9

INTANGIBLE ASSETS (less accumulated amortization: 2008 - $110.6; 2007 - $100.1)	83.2	94.4

DEFERRED INCOME TAXES	133.4	120.1

OTHER ASSETS	224.2	222.2

Total Assets	$3,786.9	$3,853.7

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	June 30, 2008	December 31, 2007

	(Unaudited)
LIABILITIES

POLICY AND CONTRACT CLAIMS	$919.9	$876.5

DEPOSITS	617.1	564.5

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	296.3	365.3

NOTES PAYABLE	586.8	579.5

DEFERRED SERVICE ARRANGEMENTS	193.2	199.9

OTHER LIABILITIES	65.5	67.3

Total Liabilities	2,678.8	2,653.0

SHAREHOLDERS’ EQUITY

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2008 - 15,482,386; 2007 – 15,351,550	338.1	335.4

Accumulated other comprehensive loss	(38.1)	(26.2)

Retained earnings	808.1	891.5

Total Shareholders’ Equity	1,108.1	1,200.7

Total Liabilities and Shareholders’ Equity	$3,786.9	$3,853.7

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE
Operating revenue	$687.8	$971.5	$1,344.0	$1,882.8
Investment and other income	26.7	32.1	57.0	62.4
Net realized investment (losses) gains	(2.1)	1.4	(2.2)	8.4
	712.4	1,005.0	1,398.8	1,953.6
EXPENSES
Agents’ commissions	288.0	364.6	547.8	705.0
Salaries and employee benefits	210.9	316.0	439.7	623.8
General, administrative and other	159.5	197.3	311.9	384.1
Provision for policy and contract claims	98.9	85.2	156.0	141.2
Depreciation and amortization	15.4	19.0	31.4	35.8
Interest expense	12.0	11.2	24.3	23.9
Impairment of intangible and long-lived assets	-	-	-	20.8
	784.7	993.3	1,511.1	1,934.6
(LOSS) INCOME BEFORE INCOME TAXES	(72.3)	11.7	(112.3)	19.0

INCOME TAX (BENEFIT) EXPENSE	(22.3)	3.8	(38.1)	6.4

NET (LOSS) INCOME	$(50.0)	$7.9	$(74.2)	$12.6

NET (LOSS) INCOME PER SHARE	$(3.29)	$0.48	$(4.88)	$0.74

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	15.2	16.7	15.2	17.0

NET (LOSS) INCOME PER SHARE ASSUMING DILUTION	$(3.29)	$0.42	$(4.88)	$0.68

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ASSUMING DILUTION	15.2	19.0	15.2	18.6

CASH DIVIDENDS DECLARED PER SHARE	$0.30	$0.22	$0.60	$0.44

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(In millions)
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(74.2)	$12.6
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	31.4	35.8
Amortization of bond premium	2.2	3.0
Impairment of intangible and long-lived assets	-	20.8
Net realized investment losses (gains)	2.2	(8.4)
Net change in fair value of trading securities	1.8	2.7
Deferred income tax (benefit)	0.8	(17.0)
Change in assets and liabilities, net of businesses acquired:
Accounts and notes receivable	1.6	(6.1)
Income taxes receivable/payable	(45.7)	55.4
Accounts payable and accrued expenses	(62.9)	(38.2)
Pending trades of trading securities, net	2.3	16.0
Policy and contract claims	43.4	43.3
Deferred service arrangements	(6.7)	(11.0)
Other	5.5	3.8
Net cash (used in) provided by operating activities	(98.3)	112.7
Cash flows from investing activities:
Purchases of title plant, property and equipment	(10.5)	(12.7)
Purchases of businesses, net of cash acquired	(3.7)	(5.9)
Change in short-term investments	49.4	177.0
Cost of investments acquired:
Fixed maturities available-for-sale	(107.7)	(181.7)
Equity securities available-for- sale	(12.1)	(47.3)
Proceeds from investment sales or maturities:
Fixed maturities available-for-sale	126.7	212.7
Equity securities available-for-sale	11.1	53.9
Net change in federal funds sold	(6.0)	43.0
Change in loans receivable	(32.8)	(54.7)
Other	(1.8)	(1.9)
Net cash provided by investing activities	12.6	182.4
Cash flows from financing activities:
Net change in deposits	52.6	(94.0)
Proceeds from the exercise of stock options and incentive plans	-	2.8
Tax benefit of stock options exercised	-	1.8
Cost of shares repurchased	-	(81.9)
Dividends paid	(9.2)	(7.6)
Proceeds from issuance of notes payable	101.3	10.2
Payments on notes payable	(94.0)	(122.5)
Deferred financing costs	(0.6)	-
Net cash provided by (used in) financing activities	50.1	(291.2)
Net (decrease) increase in cash	(35.6)	3.9
Cash at beginning of period	98.2	82.5
Cash at end of period	$62.6	$86.4
Supplemental cash flow information:
Non-cash investing activities – transfer of fixed maturities from available-for-sale to trading	$-	$142.6

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(In millions, except per share amounts)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amounts	Income (Loss)	Earnings	Equity

BALANCE – December 31, 2006	17.6	$465.3	$(32.2)	$962.7	$1,395.8

Comprehensive loss:
Net income	-	-	-	12.6	12.6
Other comprehensive (loss) income:
Net unrealized loss on securities – net of tax benefit of $9.4	-	-	(17.2)	-	(17.2)
Amortization of minimum pension liability – net of tax expense of $2.2	-	-	3.7	-	3.7

					(0.9)

Common stock retired	(1.0)	(81.9)	-	-	(81.9)
Stock options and incentive plans	0.2	11.5	-	-	11.5
Common dividends ($0.44/share)	-	-	-	(7.6)	(7.6)

BALANCE – June 30, 2007	16.8	$394.9	$(45.7)	$967.7	$1,316.9

BALANCE – December 31, 2007	15.3	$335.4	$(26.2)	$891.5	$1,200.7

Comprehensive loss:
Net loss	-	-	-	(74.2)	(74.2)
Other comprehensive (loss) income:
Net unrealized loss on securities, net of tax benefit of $8.8	-	-	(15.9)	-	(15.9)
Postretirement benefits liability adjustment, net of tax expense of $2.3	-	-	3.9	-	3.9
Foreign currency translation	-	-	0.1	-	0.1

					(86.1)

Stock options and incentive plans	0.2	2.7	-	-	2.7
Common dividends ($0.60/share)	-	-	-	(9.2)	(9.2)

BALANCE – June 30, 2008	15.5	$338.1	$(38.1)	$808.1	$1,108.1

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	INTERIM FINANCIAL INFORMATION

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

Recently Issued Accounting Standards

In June 2008, FASB ratified EITF Issue No. 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits (“EITF No. 08-3”).  EITF No. 08-3 requires that all nonrefundable maintenance deposits be accounted for as a deposit with the deposit expensed or capitalized in accordance with the lessee's maintenance accounting policy when the underlying maintenance is performed. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is to be recognized as additional expense at the time such determination is made. EITF No. 08-3 is effective for us beginning after January 1, 2009.  We are evaluating the effect of adopting EITF No. 08-3 on our financial statements.

In June 2008, FASB ratified EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”).  Per EITF No. 08-4, conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, shall be effective for us beginning after January 1, 2009.  We are evaluating the effect of adopting EITF No. 08-4 on our financial statements.

In May 2008, FASB issued FSP Accounting Principles Board No. 14−1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14−1”).  FSP APB 14−1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion (including partial cash settlement) to separately account for the liability and equity components of the instrument in a manner that reflects the issuer's non−convertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14−1 is effective for us beginning after January 1, 2009.  We are evaluating the effect of adopting FSP APB 14−1 on our financial statements.

2.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	(In millions, except per share amounts)
Numerator:
Net (loss) income for basic and diluted earnings per share	$(50.0)	$7.9	$(74.2)	$12.6

Denominator:
Weighted average shares for basic earnings per share	15.2	16.7	15.2	17.0

Effect of dilutive securities:
Convertible debt	-	2.1	-	1.5
Employee stock options and restricted stock	-	0.2	-	0.1

Denominator for diluted earnings per share	15.2	19.0	15.2	18.6

Basic (loss) earnings per share	$(3.29)	$0.48	$(4.88)	$0.74

Diluted (loss) earnings per share	$(3.29)	$0.42	$(4.88)	$0.68

Due to the loss attributable to common shareholders for the three and six months ended June 30, 2008,  no potentially dilutive shares were included in the loss per share calculation as including such shares would be anti-dilutive.

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

Our financial instruments in Level 1 generally include U.S. treasuries and equities listed in active markets.  Level 2 generally includes U.S. government corporations and agency bonds, municipal bonds, certain corporate debt, mandatory redeemable preferred stock and certain mortgage and asset-backed securities.  Level 2 financial instruments are valued based on relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models.  Valuation pricing models are primarily industry-standard models that consider various assumptions, including time value, yield curve, benchmark yields, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying or similar financial instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace or can be derived or supported by observable market data.  We do not have any Level 3 financial instruments as of June 30, 2008.

The following table presents the fair value hierarchy for financial instruments measured at fair value on a recurring basis as of June 30, 2008.

		Fair Value Measurements at June 30, 2008 Using
	Total	Level 1	Level 2

	(In millions)
Assets:
Fixed maturities trading	$119.8	$6.0	$113.8
Available-for-sale securities
Fixed maturities	982.2	41.2	941.0
Equity	73.8	73.8	-

Total	$1,175.8	$121.0	$1,054.8

Holding losses of $3.0 million on trading fixed maturities were recorded in net realized investment gains within the statement of operations for the period ended June 30, 2008.

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

Our investment portfolio is managed by professional investment advisors under guidelines that govern the types of permissible investments, investment quality, maturity, duration, and concentration of issuer to comply with the various state regulatory requirements while maximizing net after-tax yield.  These guidelines and our investment strategies are established and periodically reexamined by the Investment Funds Committee of our Board of Directors.  In the first quarter of 2007, we decided to modify our investment strategy and engage a new investment advisor for a portion of our investment portfolio with the intent to actively trade these securities for the purpose of profit taking and maximizing the total return of the portfolio.  Although the market value of our trading securities may be similar to past statements, the individual securities may be significantly different from period to period.  Because of the investment advisor’s style of active and frequent trading, the securities under their management were reclassified from available-for-sale to trading.  During first quarter 2007, we transferred $142.6 million of our fixed-maturity securities from available-for-sale securities to trading securities.  Additionally $2.3 million of unrealized gains on these available-for-sale securities which were previously included in accumulated other comprehensive income (loss) were reclassified and recorded in the consolidated statement of operations caption “Net realized investment gains.” We did not transfer any of our securities between investment categories during the remainder of 2007.  For further details, see our Annual Report on Form 10-K for the year ended December 31, 2007.

4.	INCOME TAXES

Our effective income tax rate was 34.0% for the first half of 2008 and 33.5% for the first half of 2007.

As a result of an audit of the 2003 to 2004 tax years, the Internal Revenue Service (“IRS”) has proposed certain adjustments relating to our tax treatment of agency revenue.  Currently, revenue from title policies issued through independent agents is recognized when the policies are reported by the agent for book and tax purposes.  The IRS believes we are required to estimate the income and commissions associated with the sale of policies by agents during the tax year.  The effect of this proposed adjustment would be an increase in the current tax liability and an increase in deferred tax assets of $35 million.  However, we are disputing the proposed adjustment as we continue to believe that our tax treatment of these transactions is correct and we believe we will prevail in any dispute with the IRS related to this matter.  Accordingly, no interest or penalties have been accrued for this proposed IRS adjustment as of June 30, 2008.  We expect to defend the matter vigorously through the IRS appeal process and, if necessary, through litigation.  We do not expect that the ultimate resolution of this matter will have a material adverse effect on our financial condition or results of operations.

Since December 31, 2007, there have been no events that have had a material impact on our tax accounts.

5.	POLICY AND CONTRACT CLAIMS

A summary of our policy and contract claims, broken down into its components of known claims and incurred but not reported claims (“IBNR”) follows:

	June 30, 2008		December 31, 2007

	(Dollars in millions)

Known claims	$187.5	20.4%	$165.8	18.9%
IBNR	732.4	79.6	710.7	81.1

Total policy and contract claims	$919.9	100.0%	$876.5	100.0%

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

Based on our quarterly review of the underlying claims data and trends therein, we provided for claims losses using approximately 15.9 percent and 9.3 percent of operating revenue from the Title Operations segment for the second quarters of 2008 and 2007, respectively, and approximately 12.9 percent and 7.9 percent of operating revenue from the Title Operations segment for the first half of 2008 and 2007, respectively.  The claims provision ratio included individual claims over $1 million (“large claims”) incurred of approximately $22 million and $33 million in second quarter and the first half of 2008, respectively.  Additionally, second quarter 2008 reflected an increase in the frequency of claims reported primarily for policy years 2005 and 2006 which resulted in upward development in the estimated provision for these policy years.  There were no significant large claims incurred in second quarter 2007 or the first half of 2007.  Since we are subject to liability on claims for an extended period of time, slight changes in current claims experience can have a significant effect on the amount of liability required for potential IBNR claims.  We believe that we have reserved appropriately for all reported and IBNR claims at June 30, 2008 based on the results of our evaluation of claims data and any known trend.

6.	CREDIT ARRANGEMENTS

On June 30, 2008, we entered into an amendment (“Second Amendment to the Note Purchase Agreement”) to our Note Purchase Agreement.  The material terms of the Second

Amendment to the Note Purchase Agreement suspended the interest charges coverage ratio covenant through December 31, 2009 and during the suspension, the covenant was replaced with a covenant setting forth a fixed charge coverage ratio of 1.15:1.0 for the fiscal quarter ending June 30, 2008, 1.20:1.0 for the fiscal quarter ending September 30, 2008, and 1.50:1.0 for each fiscal quarter ending thereafter, with both covenants applicable after December 31, 2009; and increased the interest rate on the Series D and Series E notes by 50 basis points from 6.66% to 7.16% and 6.70% to 7.20%, respectively.  In addition, the Second Amendment to the Note Purchase Agreement added, among other terms, certain covenants and defaults that were included in the revolving credit facility with SunTrust Bank and restrictions on dividends in the event our senior debt is downgraded to below investment grade.

On June 30, 2008, we entered into an amendment (“Second Amendment”) to our Credit Agreement.  The material terms of the Second Amendment eliminated the consolidated net worth covenant; replaced the interest coverage ratio covenant with a covenant setting forth a fixed charge coverage ratio of 1.15:1.0 for the fiscal quarter ending June 30, 2008, 1.20:1.0 for the fiscal quarter ending September 30, 2008, and 1.50:1.0 for each fiscal quarter ending thereafter; reduced the principal amount available under the facility from $200 million to $150 million; added as an event of default a material insurance subsidiary of ours becoming subject to a regulatory prohibition that results in a loss of our ability to write or underwrite further business representing more than 10% of our total annual consolidated revenue; increased the interest rate pricing grid by 50 basis points; and provided for an interest rate increase of 50 basis points in the event our senior debt rating is downgraded to below investment grade.

7.	PENSIONS AND OTHER POST-RETIREMENT BENEFITS

The following presents the estimated net pension expense recorded in the financial statements for the three and six months ended June 30, 2008 and 2007.

The amounts are as follows:
	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(In millions)
Components of net pension expense (income):
Service cost	$-	$-	$0.2	$0.3
Interest cost	3.4	3.7	0.7	0.7
Expected return on plan assets	(4.3)	(4.7)	-	-
Recognized loss	1.1	1.4	-	-
Gain or loss due to settlement or curtailment	1.9	3.0	(2.3)	-
Net pension expense (income)	$2.1	$3.4	$(1.4)	$1.0

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(In millions)
Components of net pension expense (income):
Service cost	$-	$-	$0.4	$0.6
Interest cost	6.8	7.3	1.4	1.4
Expected return on plan assets	(8.5)	(9.4)	-	-
Recognized loss	2.2	2.9	-	-
Gain or loss due to settlement or curtailment	1.9	3.0	(2.3)	-
Net pension expense (income)	$2.4	$3.8	$(0.5)	$2.0

On December 31, 2004, we froze the accumulation of benefits available under our principal pension plan.

8.	COMMITMENTS AND CONTINGENCIES

General

We believe that the pending legal proceedings listed below are the only material ones we are involved in that depart from customary actions arising in the ordinary course of our business.  Pending legal proceedings are subject to many uncertainties and complexities, including but not limited to: the underlying facts of each matter; variations between jurisdictions in which matters are being litigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement or through litigation; the timing and structure of their resolution relative to other similar cases brought against other companies; the fact that many of these matters are putative class actions in which a class is not clearly defined and has not been certified; the fact that many of these matters involve multi-state class actions in which the applicable laws for the claims at issue are in dispute and therefore unclear; and the current challenging legal environment faced by large corporations and insurance companies.  For the reasons specified herein, at this stage of the litigation, the amount or range of loss that could result from an unfavorable outcome cannot be reasonably estimated, except with respect to a reserve of $10 million established during third quarter 2007 in connection with the “Henderson Suit” and the “Alberton Suit” (both as hereinafter defined).

Litigation Not in the Ordinary Course of Business

On January 25, 2002, Miles R. Henderson and Patricia A. Henderson (“Plaintiffs in the Henderson Suit”) filed a putative class action suit (the “Henderson Suit”) against Lawyers Title Insurance Corporation (“Lawyers Title”) in the Court of Common Pleas for Cuyahoga County, Ohio.  Lawyers Title removed the case to the District Court for the Northern District of Ohio on March 6, 2002 and Plaintiffs in the Henderson Suit amended the complaint on March 8, 2002.  On June 28, 2002, the District Court remanded the case to the Court of Common Pleas for

Cuyahoga County, Ohio.  A similar putative class action suit was filed against Commonwealth, by Rodney P. Simon and Tracy L. Simon (“Plaintiffs in the Simon Suit”) in the Court of Common Pleas for Cuyahoga County, Ohio on March 5, 2003.  Plaintiffs’ complaints in both suits alleged that the defendants charged original rates for owners’ title insurance policies instead of a lower, reissue rate for which the customers were eligible.  Both defendants moved to compel arbitration of the Plaintiffs’ claims, but lost the motion in both the trial court and on appeal to the Ohio Supreme Court.  On remand to the trial court, Plaintiffs in the Henderson Suit are now seeking to have the case certified as a class action on behalf of all sellers and buyers of residential property in Ohio who paid the higher original rate from 1992 to the present.  Plaintiffs in the Simon Suit are seeking to have the case certified as a class action on behalf of all sellers of residential property in Ohio, who paid the original rate from 1993 to the present, as requested in the original complaint.  Plaintiffs’ complaints in both cases demand an unspecified amount of compensatory damages, declaratory and injunctive relief, punitive damages and attorneys’ fees and costs.  In December 2007, a voluntary mediation was held in the Henderson Suit that resulted in a settlement that is within the reserve established during third quarter 2007.  The settlement has been preliminarily approved by the court and a fairness hearing set for March 10, 2009 after notice to the class. No hearing date on the Motion for Class Certification filed by the Plaintiffs in the Simon Suit has been scheduled.  Should further litigation prove necessary, defendants believe that they have meritorious defenses.

On September 20, 2004, Kenneth and Deete Higgins (“Plaintiffs in the Higgins Suit”) filed a putative class action suit (the “Higgins Suit”) against Commonwealth Land Title Insurance Company (“Commonwealth”) in the Circuit Court of Nassau County, Florida.  On February 3, 2005, Plaintiffs in the Higgins Suit filed an Amended Class Action Complaint.  Plaintiffs in the Higgins Suit allege that Commonwealth charged refinance borrowers higher basic rates for title insurance, rather than the lower reissue rates for which they are alleged to have qualified.  The Amended Class Action Complaint also states that Commonwealth failed to disclose the potential availability of the lower rates to customers.  Plaintiffs in the Higgins Suit seek to have the case certified as a class action on behalf of all Florida persons or entities who refinanced their mortgages or fee interests on the identical premises from July 1, 1999 to the present where there was no change in the fee ownership and who were charged a premium in excess of the reissue premium.  Plaintiffs’ complaints in the Higgins Suit demand an unspecified amount of compensatory damages, declaratory relief, attorneys’ fees, costs and pre-judgment interest.  Initial discovery has been exchanged between the parties.  Commonwealth objected to discovery requests made by Plaintiffs in the Higgins Suit on the basis that they were overly broad and burdensome.  Commonwealth also objected to answering interrogatories and producing documents in the possession of its agents.  Plaintiffs in the Higgins Suit moved to compel this discovery, which motion was granted by the trial court.  Commonwealth filed a Petition for Writ of Certiorari to the First District Court of Appeal to overturn the trial court’s ruling.  On March 6, 2008, the appellate court vacated the trial court’s order compelling discovery.  It held that a defendant could not be required to produce such burdensome discovery prior to certification of a class.  The appellate court remanded the case to the trial court to craft a less burdensome order.  No motion for class certification has been filed to date and Commonwealth believes it has meritorious defenses.

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

We are defendants in a number of other purported class action cases pending in various states that include allegations that certain consumers were overcharged for title insurance and/or related services. We are also defendants in multiple purported class action cases pending in federal district courts around the country alleging various federal antitrust violations, additional claims for violations of the Real Estate Settlement Procedures Act, unfair and deceptive trade practices and unjust enrichment as well as other causes of action related to the ratemaking activities of title insurance companies.  A motion for consolidation of those actions to the Southern District of New York was denied by the Judicial Panel on Multi-District Litigation and defendants are now seeking the consolidation of the multiple cases before one judge within each state.  The dollar amount of damages sought has generally not been specified in these cases except for jurisdictional limits.  We intend to vigorously defend these actions.

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

Various government entities are studying the title insurance product, market, pricing, business practices and potential regulatory and legislative changes.  On March 14, 2008, the Department of Housing and Urban Development published and then received public comments on, proposed modifications to the Real Estate Settlement Procedures Act that could increase the title insurance industry’s cost of doing business.  Multiple states, including California, Florida, New Mexico, New York, Texas and Washington, are examining pricing levels and/or title insurance regulations.  If it is determined that prices are not justified, rate changes may be implemented, including potential rate reductions.  Some of the pricing examinations, like those conducted in Texas and New Mexico, are conducted annually or biannually and usually result in adjustments to the prices we can charge.

Subsequent to a hearing of the New Mexico title rate case for 2006, which concluded on January 18, 2007, the New Mexico Superintendent of Insurance (the “Superintendent”) issued an order on July 20, 2007 (the “Final Order”) mandating a rate reduction of 6.36 percent and a change in the agent/underwriter split from 80/20 to 84.2/15.8 effective September 1, 2007.  The New Mexico Land Title Association (the “NMLTA”) filed a Motion for Reconsideration with the Superintendent on August 3, 2007.  The NMLTA also filed a Request for Review of Superintendent’s Final Order, a stay and hearing by the New Mexico Public Regulatory Commission (the “Commission”).  Various underwriters also filed an appeal to the Commission.  On August 28, 2007, the Superintendent issued an Order denying the NMLTA’s Motion for Reconsideration and granting the stay request until the Commission completed its review of the case with a requirement that the rate differential be escrowed during the stay and a notice of potential refund be provided to consumers.  The Commission upheld the Final Order on March 6, 2008.  On April 4, 2008, the NMLTA and various underwriters jointly filed a notice of appeal to the New Mexico district court, with further appellate review available up to the New Mexico Supreme Court.  Prior to the notice of appeal, the Commission granted an order continuing the stay of the Final Order and the escrow of the rate differential.  On March 5, 2008, the Superintendent issued an order on the completed title rate case for 2007 which ordered a 3.1% decrease from the rates ordered in July 2006 and restored the agent/underwriter split to 80/20.  Although an appeal of a portion of the order was filed, no appeal was filed to the rate decrease or the change in the split, which took effect July 1, 2008.  The New Mexico Division of Insurance held a hearing on June 27, 2008 to consider expanding its statistical plan to gather additional information on title insurers and agents for rate-making purposes.

The California Department of Insurance (“CA DOI”) submitted to the Office of Administrative Law (“OAL”) proposed regulations governing the rating of title insurance and related services that could impose future rate reductions and filing of mandated statistical plans that impose substantially higher costs on title insurance operations in California.  On February 21, 2007, OAL disapproved the regulatory action for failure to comply with certain standards and requirements and on February 28, 2007 issued a written decision detailing the reasons for disapproval. On June 28, 2007, CA DOI submitted revised regulations to OAL that were approved by OAL on July 25, 2007 and subsequently released by the California Secretary of State.   On June 18, 2008, CA DOI submitted new regulations to OAL addressing controlled business, financial data reporting, rebates and commissions and repealing the interim rate reduction and maximum rate formula in the previously approved regulations.  Hearings on the new regulations will be held August 12-15, 2008.

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

Other Commitments and Guarantees

We had guarantees of indebtedness of others of approximately $2.9 million at June 30, 2008 and approximately $2.1 million at December 31, 2007.

Like-Kind Exchanges

We facilitate tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code (“like-kind” exchanges).  As a facilitator and intermediary, we hold the proceeds from sales transactions until a qualified property acquisition occurs.  These deposits totaled $1,674.5 million and $863.2 million at June 30, 2008 and December 31, 2007, respectively.  Funds related to like-kind exchange transactions held on deposit at Centennial and included in the accompanying consolidated balance sheets were $23.5 million and $131.9 million at June 30, 2008 and December 31, 2007, respectively.  Due to the structure utilized to facilitate these transactions, reverse exchanges and like-kind exchanges not held at Centennial are not considered our assets and are not included in the accompanying consolidated balance sheets; however, we remain obligated for the disbursement of proceeds and the return on the proceeds at the agreed upon interest rate.

At June 30, 2008, like-kind exchange funds not held at Centennial were invested in high quality, short-term instruments and $290.5 million of auction rate securities (“ARS”).  ARS are structured to provide liquidity through a Dutch auction process by allowing existing investors to either rollover their holdings, whereby they would continue to own their respective securities, or liquidate their holdings by selling such securities at par.  Historically, the fair value of auction rate securities approximated par value due to the frequent resets through the auction rate process.  Beginning February 2008, the auctions for ARS failed when sell orders exceeded buy orders as a result of liquidity issues in the global credit and capital markets.  The portfolio of ARS is comprised entirely of student loan ARS of which 99.1% is guaranteed by government-sponsored enterprises. We believe the failures of these auctions do not affect the value of the collateral underlying the ARS. However, we have liquidity exposure to these securities to the extent that we would be required to utilize these securities to satisfy the purchase of properties.  In the unlikely event we may need to provide liquidity to the like-kind exchange funds, we may purchase a portion of the ARS for our investment portfolio.  Depending on the fair value of the ARS at the time of purchase, we may incur an impairment charge.  As of June 30, 2008, we estimate that the ARS were valued at discounts up to 25% of par value based on discounted cash flow models and other available information.  Based on the amount of funds we have historically held, we believe the risk of loss will not have a material adverse effect on our financial position.

9.	IMPAIRMENT OF INTANGIBLE AND LONG-LIVED ASSETS

There were no material impairments of intangible and long-lived assets for the three and six months ended June 30, 2008.

In first quarter 2007, we became aware that one of our tax and flood processing customers, Fremont General Corporation, received a cease and desist order from the Federal Deposit Insurance Corporation relating to lending practices in its mortgage origination business.  As a result of the probable loss of business from this customer, we conducted an impairment test of LandAmerica Tax and Flood Services, Inc.’s (“Tax & Flood”) customer relationship intangible asset in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and we determined it was impaired.  We recorded a customer relationship intangible impairment charge of $20.8 million in first quarter 2007 which was reflected in our results of operations.  There were no impairments of intangible and long-lived assets for second quarter 2007.

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

Title Operations includes residential (direct and agency operations) and commercial title insurance business, escrow and closing services, commercial real estate services and other real estate transaction management services.

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

The following tables provide selected financial information about our operations by segment for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	Operating Revenue	Personnel Cost	Depreciation and Amortization	Income (Loss) Before Taxes
	(In millions)
2008
Title Operations	$595.2	$160.6	$8.6	$(52.6)
Lender Services	64.3	25.1	2.9	3.4
Financial Services	1.3	0.9	0.1	5.3
Corporate and Other	27.0	24.3	3.8	(28.4)
Total	$687.8	$210.9	$15.4	$(72.3)

2007
Title Operations	$863.3	$262.0	$10.4	$30.4
Lender Services	68.9	26.3	4.0	1.7
Financial Services	0.2	0.8	0.1	5.0
Corporate and Other	39.1	26.9	4.5	(25.4)
Total	$971.5	$316.0	$19.0	$11.7

	Six Months Ended June 30,
	Operating Revenue	Personnel Cost	Depreciation and Amortization	Income (Loss) Before Taxes
	(In millions)
2008
Title Operations	$1,151.2	$339.0	$17.6	$(80.5)
Lender Services	135.7	48.5	6.0	13.5
Financial Services	2.0	1.9	0.2	10.0
Corporate and Other	55.1	50.3	7.6	(55.3)
Total	$1,344.0	$439.7	$31.4	$(112.3)

2007
Title Operations	$1,654.7	$516.8	$19.6	$64.5
Lender Services	151.8	54.3	7.6	(7.0)
Financial Services	0.4	1.7	0.1	10.1
Corporate and Other	75.9	51.0	8.5	(48.6)
Total	$1,882.8	$623.8	$35.8	$19.0

The following table represents segment assets:

	June 30, 2008	December 31, 2007
	(In millions)
Title Operations	$2,316.6	$2,383.4
Lender Services	375.9	380.3
Financial Services	790.8	734.6
Corporate and Other	303.6	355.4
Total	$3,786.9	$3,853.7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of integrated real estate transaction services.  One of our goals is to grow our business while maximizing our profitability throughout the real estate market cycles.  To accomplish this objective, we have expanded our operations through internal growth and selective strategic acquisitions.  Additionally, we are actively engaged in a number of strategic initiatives to maximize our operating efficiency by transforming LandAmerica into a unified operating company.  We call these strategic initiatives “Fusion.”  Our business operations are organized under three primary business segments: Title Operations, Lender Services and Financial Services.  Other operating business segments not required to be reported separately are combined with unallocated corporate expenses and reported in a category called Corporate and Other.

Operations

As estimated by the Mortgage Bankers Association (“MBA”), mortgage originations declined by approximately $176 billion, or 25.1%, in second quarter 2008 from second quarter 2007 and declined to just under $219 billion, or 16.9%, in the first half of 2008 from the comparable period in 2007.  Also, home sales volume, as estimated by the MBA, declined by approximately 1.3 million, or 19.4%, in second quarter 2008 from the comparable period in 2007 and declined by roughly 3.0 million, or 21.5%, in the first half of 2008 from the comparable period in 2007.

Operating revenues were $687.8 million and $971.5 million for the three months ended June 30, 2008 and 2007, respectively, and $1,344.0 million and $1,882.8 million for the first six months ended June 30, 2008 and 2007, respectively.  Pretax operating loss in second quarter 2008 was $(72.3) million compared to pretax operating income of $11.7 million for the comparable period in 2007.  Pretax operating loss for the first half of 2008 was $(112.3) million compared to pretax operating income of $19.0 million for the comparable period in 2007.

The overall decrease in residential real estate transactions and property values has negatively affected our operating revenues in second quarter 2008 and the first six months of 2008 in the Title Operations segment.  Additionally, the downturn in the residential real estate market has resulted in lower revenue in certain lines of the mortgage originations and loan servicing businesses in the Lender Services segment.  These declines were offset in part by growth in the default management services business.  Revenue for our home warranty and property inspection businesses, which are dependent on existing home sales volume, also declined in second quarter 2008 and for the first six months of 2008 from the comparable periods in 2007.  Our title and non-title commercial revenue declined in second quarter 2008 and for the first six months of 2008 from the comparable periods in 2007 as a result of the tighter credit markets.

As conditions in the real estate market have become increasingly difficult, we have aggressively reduced our operating costs while remaining focused on activities designed to improve our underlying fundamentals.  We reviewed our operating performance and related staffing requirements in each of the local markets we serve.  Based on this review, we reduced full-time equivalent (“FTE”) counts by approximately 4,000 or 28.4%, since December 31, 2006. Salary and employee benefit costs have decreased by 33.3% during second quarter 2008 and by 29.5% in the first half of 2008 from the comparable periods in 2007.

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

In first quarter 2007, we recorded a customer relationship intangible impairment charge of $20.8 million, or $12.5 million net of taxes, as a result of the loss of business from Fremont General Corporation (“Fremont”), one of our tax and flood processing customers.  Fremont received and consented to a cease and desist order from the Federal Deposit Insurance Corporation related to lending practices in its mortgage origination business.  We continue to service the Fremont loan portfolio that existed at the time the cease and desist order was issued.  For further details, see Note 9, “Impairment of Intangible and Long-lived Assets” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

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

Recently Issued Accounting Standards

In June 2008, FASB ratified EITF Issue No. 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits (“EITF No. 08-3”).  EITF No. 08-3 requires that all nonrefundable maintenance deposits be accounted for as a deposit with the deposit expensed or capitalized in accordance with the lessee's maintenance accounting policy when the underlying maintenance is performed. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is to be recognized as additional expense at the time such determination is made. EITF No. 08-3 is effective for us beginning after January 1, 2009.  We are evaluating the effect of adopting EITF No. 08-3 on our financial statements.

In June 2008, FASB ratified EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”).  Per EITF No. 08-4, conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, shall be effective for us beginning after January 1, 2009.  We are evaluating the effect of adopting EITF No. 08-4 on our financial statements.

In May 2008, FASB issued FSP Accounting Principles Board No. 14−1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14−1”).  FSP APB 14−1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion (including partial cash settlement) to separately account for the liability and equity components of the instrument in a manner that reflects the issuer's non−convertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14−1 is effective for us beginning after January 1, 2009.  We are evaluating the effect of adopting FSP APB 14−1 on our financial statements.

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

The residential title insurance business tends to be seasonal as well as cyclical.  Residential buy/sell activity is generally slower in the winter, when fewer families buy or sell homes, with increased volumes in the spring and summer.  Residential refinancing activity is dependent upon mortgage interest rate changes.  Commercial real estate volumes are less sensitive to changes in interest rates, but fluctuate based on local supply and demand conditions for space and mortgage financing availability.  Agency revenue trends with the policy reporting patterns of independent agents.

We typically report our lowest level of agency and commercial revenue in the first quarter and our highest level of agency and commercial revenue in the fourth quarter.  We typically report our highest level of direct residential revenue in the second and third quarters.  However, because of falling home prices and the significant decline in the availability of mortgage financing, operating revenue has not reflected the typical seasonal pattern during the past four quarters.

Results of Operations

Operating Revenue

The following table provides a summary of our operating revenue for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008		2007
	(Dollars in millions)
Title Operations
Direct Operations	$240.1	34.9%	$410.1	42.2%
Agency Operations	355.1	51.6	453.2	46.7
	595.2	86.5	863.3	88.9

Lender Services	64.3	9.4	68.9	7.1

Financial Services	1.3	0.2	0.2	-

Corporate and Other	27.0	3.9	39.1	4.0

Total	$687.8	100.0%	$971.5	100.0%

	Six Months Ended June 30,
	2008		2007
	(Dollars in millions)
Title Operations
Direct Operations	$475.7	35.4%	$779.4	41.4%
Agency Operations	675.5	50.3	875.3	46.5
	1,151.2	85.7	1,654.7	87.9

Lender Services	135.7	10.1	151.8	8.1

Financial Services	2.0	0.1	0.4	-

Corporate and Other	55.1	4.1	75.9	4.0

Total	$1,344.0	100.0%	$1,882.8	100.0%

Title Operations - Operating revenue from direct title operations decreased by $170.0 million, or 41.4%, in second quarter 2008 from second quarter 2007 and decreased by $303.7 million, or 39.0%, in the first half of 2008 over the comparable period in 2007. During second quarter 2008, direct operating revenue was negatively affected by the decline in residential real estate transactions, reductions in property values and a decrease in our commercial revenues. In particular, the title industry is experiencing significant weakness in the western states of California, Arizona and Nevada, where our residential operations are more heavily concentrated, and in New York.  As of June 11, 2008, Moody’s Economy.com reports that mortgage originations in these states are down a collective 28.1% in second quarter 2008 from second quarter 2007 and down a collective 28.2% in the first half of 2008 from the comparable period in 2007.  Revenue from direct title commercial operations was $68.8 million in second quarter 2008, compared to $127.5 million in second quarter 2007, a decrease of 46.0% from second quarter 2007, and $142.4 million in the first half of 2008, compared to $219.7 million in the first half of 2007, a decrease of 35.2%.

Closed orders from our direct title operations were approximately 118,300 and 176,500 in the second quarters of 2008 and 2007, respectively, a decline of 33.0%, while direct operating revenue per direct order closed decreased approximately 11.7% in second quarter 2008 from second quarter 2007.  Closed orders from direct title operations for the first half of 2008 were approximately 232,200 compared to approximately 346,000 for the first half of 2007, while direct revenue per direct order closed decreased approximately 13.6%, from approximately $2,200 in the first half of 2007 to approximately $1,900 in the first half of 2008.

Operating revenue from agency title operations for second quarter 2008 decreased by $98.1 million, or 21.6%, from second quarter 2007, and operating revenue from agency title operations for the first half of 2008 decreased by $199.8 million, or 22.8%, from the first half of 2007 due to the decline in market conditions across most regions, particularly in certain southeastern and northeastern markets.

Lender Services -  Operating revenue decreased by $4.6 million, or 6.7%, in second quarter 2008 compared to second quarter 2007, and decreased by $16.1 million, or 10.6%, for the first half of 2008 compared to the first half of 2007.  Revenue for second quarter and the first half of 2008 was negatively affected by lower volumes in certain product lines of the loan servicing business and the mortgage origination business.  These declines were offset in part by growth in default management services.  Revenue in the first half of 2007 was positively affected by the acceleration of deferred revenue in the loan servicing business in first quarter 2007.

Corporate and Other -  Operating revenue for Corporate and Other decreased by $12.1 million, or 30.9%, in second quarter 2008 from second quarter 2007, and decreased by $20.8 million, or 27.4%, in the first half of 2008 from the first half of 2007.  Before the international acquisition that closed during third quarter 2007, operating revenues decreased by $18.0 million. The decrease in operating revenue in second quarter 2008 from second quarter 2007 was primarily due to declines in the commercial operations.  Revenue from non-title commercial operations was $16.8 million in second quarter 2008 compared to $24.6 million in second quarter 2007, and $33.9 million in the first half of 2008 compared to $44.0 million in the first half of 2007.  The home warranty and property inspection businesses, which are dependent on existing home sale volumes, also experienced declines in operating revenues in second quarter 2008 from second quarter 2007.

Investment and Other Income

Investment and other income was $26.7 million in second quarter 2008 compared to $32.1 million in second quarter 2007, a decrease of l6.8%, and was $57.0 million in the first half of 2008 compared to $62.4 million in the first half of 2007, a decrease of 8.7%.  Investment and other income includes income generated from our investment and loan portfolios and from our equity interests in unconsolidated affiliates.  Income from our unconsolidated affiliates declined by $3.3 million in second quarter 2008 when compared with second quarter 2007, and declined by $1.4 million in the first half of 2008 when compared with the comparable period in 2007, following the overall decline in the residential real estate market.  Investment income declined by $2.1 million in second quarter 2008 when compared with second quarter 2007 and declined by $4.0 million in the first half of 2008 when compared with the first half of 2007 primarily as a result of lower investment balances in second quarter and for the first half of 2008 from the comparable periods in 2007.

Net Realized Investment (Losses) Gains

Net realized investment (losses) gains were $(2.1) million in second quarter 2008 compared to $1.4 million in second quarter 2007 and $(2.2) million in the first half of 2008 compared to $8.4 million in the first half of 2007.  Realized losses in second quarter and the first half of 2008 were primarily from the trading portfolio.  Gains in 2007 were primarily from the repositioning of our REIT portfolio in second quarter and the first half of 2007 and from the reclassification of unrealized net gains on trading investments from accumulated other comprehensive income (loss) in first quarter 2007.

Salary and Employee Benefits

The following table provides a summary of our salary and employee benefit costs for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008		2007
	(Dollars in millions)

Title Operations	$160.6	76.2%	$262.0	82.9%

Lender Services	25.1	11.9	26.3	8.3

Financial Services	0.9	0.4	0.8	0.3

Corporate and Other	24.3	11.5	26.9	8.5

Total	$210.9	100.0%	$316.0	100.0%

	Six Months Ended June 30,
	2008		2007
	(Dollars in millions)

Title Operations	$339.0	77.1%	$516.8	82.8%

Lender Services	48.5	11.0	54.3	8.7

Financial Services	1.9	0.4	1.7	0.3

Corporate and Other	50.3	11.5	51.0	8.2

Total	$439.7	100.0%	$623.8	100.0%

Title Operations – Title Operations salary and employee benefit costs decreased by $101.4 million, or 38.7%, in second quarter 2008 compared to second quarter 2007.  Average FTE counts for the Title Operations segment were approximately 7,700 in second quarter 2008 versus approximately 11,300 in second quarter 2007, or a decrease of 31.9%.  Average FTE counts for the Title Operations segment decreased to approximately 7,900 in the first half of 2008 from approximately 11,400 in the first half of 2007, or a decrease of 30.7%.  Decreases in salary and employee benefit costs and average FTE counts were primarily due to reductions in staffing levels in response to significant declines in mortgage origination volumes.

Lender Services – Lender Services salary and employee benefit costs decreased by $1.2 million, or 4.6%, in second quarter 2008 compared to second quarter 2007, and decreased by $5.8 million, or 10.7%, in the first half of 2008 compared to the first half of 2007.  Average FTE counts for the Lender Services segment were approximately 1,600 in second quarter 2008 and 1,550 in the first half of 2008 versus approximately 1,790 in second quarter 2007 and 1,810 in the first half of 2007, or a decrease of 10.6% and 14.4%, respectively.  Decreases in salary and employee benefit costs and average FTE counts were primarily in certain product lines of the loan servicing business and the mortgage origination business to adjust to lower business volume.

Corporate and Other – Corporate and Other salary and employee benefit costs decreased by $2.6 million, or 9.7%, in second quarter 2008 over second quarter 2007 in response to declines in business volume.

Agent Commissions

The following table provides a summary of agent commissions and related revenue in the Title Operations segment for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007
	(Dollars in millions)
Agent commissions	$288.0	$364.6

Agent revenue	$355.1	$453.2

% Retained by agents	81.1%	80.4%

	Six Months Ended June 30,
	2008	2007
	(Dollars in millions)
Agent commissions	$547.8	$705.0

Agent revenue	$675.5	$875.3

% Retained by agents	81.1%	80.5%

The commission rate paid to agents varies by geographic area in which the commission was paid and by individual agent agreement and has varied around 80% over the past several years.  The commission rate for the three months and six months ended June 30, 2008 is higher than 80% due to the decline in agency revenue in regions with lower commission rates.

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

Based on our quarterly review of the underlying claims data and trends therein, we provided for claims losses using approximately 15.9 percent and 9.3 percent of operating revenue from the Title Operations segment for the second quarters of 2008 and 2007, respectively, and approximately 12.9 percent and 7.9 percent of operating revenue from the Title Operations segment for the first half of 2008 and 2007, respectively.  The claims provision ratio included individual claims over $1 million (“large claims”) incurred of approximately $22 million and $33 million in second quarter and the first half of 2008, respectively.  Additionally, second quarter 2008 reflected an increase in the frequency of claims reported primarily for policy years 2005 and 2006 which resulted in upward development in the estimated provision for these policy years.  There were no significant large claims incurred in second quarter 2007 or the first half of 2007.  Since we are subject to liability on claims for an extended period of time, slight changes in current claims experience can have a significant effect on the amount of liability required for potential IBNR claims.  We believe that we have reserved appropriately for all reported and IBNR claims at June 30, 2008 based on the results of our evaluation of claims data and any known trend.

Impairment of Intangible and Long-Lived Assets

There were no material impairments of intangible and long-lived assets for the three and six months ended June 30, 2008.  In first quarter 2007, we recorded an impairment of $20.8 million related to our customer relationship intangible asset of our tax and flood business, in the Lender Services segment.  For further details, see Note 9, “Impairment of Intangible and Long-Lived Assets” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Depreciation and Amortization

Depreciation and amortization expense decreased by $3.6 million in second quarter 2008 compared to second quarter 2007 and decreased by $4.4 million in the first half of 2008 from the first half of 2007.  Depreciation expense in second quarter and for the first half of 2008 includes the effects of asset write-offs related to office closures.  Depreciation expense in second quarter 2007 included an adjustment related to the relocation of our corporate offices.

Interest Expense

Interest expense increased by $0.8 million in second quarter 2008 compared to second quarter 2007, and increased by $0.4 million in the first half of 2008 compared to the first half of 2007.  The increases were primarily due to increases in interest incurred on deposit liabilities at Centennial offset in part by lower interest as a result of the prepayment of certain of our senior notes in fourth quarter 2007.  See “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2007 for further details.

General, Administrative and Other

The following table provides a summary of our general, administrative and other expenses for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008		2007
	(Dollars in millions)

Title Operations	$106.2	66.6%	$134.2	68.0%

Lender Services	31.9	20.0	35.4	18.0

Financial Services	0.4	0.2	0.2	0.1

Corporate and Other	21.0	13.2	27.5	13.9

Total	$159.5	100.0%	$197.3	100.0%

	Six Months Ended June 30,
	2008		2007
	(Dollars in millions)

Title Operations	$203.5	65.3%	$258.5	67.3%

Lender Services	66.2	21.2	72.9	19.0

Financial Services	0.7	0.2	0.5	0.1

Corporate and Other	41.5	13.3	52.2	13.6

Total	$311.9	100.0%	$384.1	100.0%

Title Operations – Title Operations general, administrative and other expenses decreased by $28.0 million, or 20.9%, in second quarter 2008 from second quarter 2007 and decreased by

$55.0 million, or 21.3%, in the first half of 2008 from the first half of 2007.  The decrease in general, administrative and other expenses reflected the decline in business volume.

Lender Services – Lender Services general, administrative and other expenses decreased by $3.5 million, or 9.9%, in second quarter 2008 from second quarter 2007 and decreased by $6.7 million, or 9.2%, in the first half of 2008 from the first half of 2007.  The decrease in general, administrative and other expenses was primarily due to declines in business volume in certain lines of the mortgage origination and loan servicing businesses, offset in part by increases to support growth in the default management services business.

Corporate and Other – Corporate and Other general, administrative and other expenses decreased by $6.5 million, or 23.6%, in second quarter 2008 from second quarter 2007 and decreased by $10.7 million, or 20.5%, in the first half of 2008 from the first half of 2007.  The decrease in general, administrative and other expenses was primarily related to a decline in the use of outside service providers in the non-title commercial business.

Income Taxes

Our effective income tax rate, which includes a provision for state income and franchise taxes for non-insurance subsidiaries, was 34.0% for the first half of 2008 and 33.5% for the first half of 2007.

Net (Loss) Income

Our reported net loss was $(50.0) million or $(3.29) per share on a diluted basis for second quarter 2008, compared to net income of $7.9 million or $0.42 per share on a diluted basis for second quarter 2007.  Our reported net loss was $(74.2) million or $(4.88) per share on a diluted basis for the first half of 2008 compared to net income of $12.6 million or $0.68 per share on a diluted basis for the first half of 2007.  Net loss for second quarter and the first half of 2008 reflected the persistently lower residential mortgage originations, a reduction in our commercial revenue and a higher claims provision ratio.  Net income for the first half of 2007 reflected an impairment charge in first quarter 2007 for a customer relationship intangible asset in the Lender Services segment of $20.8 million, or $12.5 million net of taxes.  For further details, see Note 9, “Impairment of Intangible and Long-Lived Assets” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Liquidity and Capital Resources

Consolidated

Cash used in operating activities was $98.3 million for the first half of 2008 compared to cash provided by operating activities of $112.7 million for the first half of 2007.  Cash used in operating activities for the first half of 2008 was primarily the result of lower business volume which led to a decline in net income.  Cash provided by operating activities for the first half of 2007 included the favorable effect of the timing of income tax payments.  Cash provided by investing activities was $12.6 million and $182.4 for the first half of 2008 and the first half of 2007, respectively.  Cash provided by investing activities for the first half of 2008 included lower proceeds from investment sales or maturities, lower short-term investment balances and an increase in investments in federal funds sold offset in part by a lower cost of acquired investments when compared with the first half of 2007.  Cash provided by financing activities was $50.1 million for the first half of 2008 compared to cash used in financing activities of $291.2 million for the first half of 2007.  Cash provided by financing activities for the first half of 2008 included higher funds or deposits held by Centennial Bank and an increase in notes payable, related primarily to FHLB borrowings, offset in part by an increase in the quarterly dividend rate from $0.22 per share to $0.30 per share when compared to the first half of 2007.  Cash used in financing activities in the first half of 2007 reflected repayment of the credit facility of $100.0 million and common stock repurchases of $81.9 million.  At June 30, 2008, we held cash of $62.6 million and investments of $1,352.3 million.

Liquidity

We conduct all our operations through our operating subsidiaries. Dividends from our subsidiaries and permitted payments to us under our tax sharing arrangements with our subsidiaries are our principal sources of cash to pay shareholder dividends, to meet our holding company obligations, including payments of principal and interest on our outstanding indebtedness and for share repurchases as well as other items.  At June 30, 2008, there was approximately $26.7 million of cash and short-term investments at the holding company level available for general corporate purposes, to service our debt obligations and to pay dividends to our shareholders.

In August 2007, the Board of Directors approved a share repurchase program expiring in March 2009 that authorized us to repurchase 1.5 million shares.  Due to deterioration in the real estate market, we paused our share repurchase program and we did not repurchase any shares during the first half of 2008.

After thorough evaluation of all of our options, the Board of Directors has decided to reduce the quarterly dividend level in order to preserve capital in the event lower transactional volumes and credit instability persist.  We have declared our third quarter cash dividend on our common stock and set the level at $0.05 per share, a reduction from the previous $0.30 per share quarterly level.  The new dividend is payable on September 15, 2008, to holders of record on September 1, 2008.

We believe our credit facility and anticipated cash flows from operations will provide us with sufficient liquidity to meet our operating requirements for the foreseeable future.  For further information about our borrowings, see our Annual Report on Form 10-K for the year ended December 31, 2007.

Financing

On July 28, 2006, we entered into a Note Purchase and Master Shelf Agreement (the “Note Purchase Agreement”) with Prudential Investment Management, Inc. and the other purchasers thereunder. Under the Note Purchase Agreement, we issued $50.0 million of Senior Notes, Series D (the “Series D Notes”) to the Series D Note purchasers on August 31, 2006 and we issued $100.0 million of Senior Notes, Series E (the “Series E Notes”) to the Series E Note purchasers on September 7, 2006. The Note Purchase Agreement contains certain restrictive covenants.

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

On June 30, 2008, we entered into an amendment (“Second Amendment to the Note Purchase Agreement”) to our Note Purchase Agreement.  The material terms of the Second Amendment to the Note Purchase Agreement suspended the interest charges coverage ratio covenant through December 31, 2009 and during the suspension, the covenant was replaced with a covenant setting forth a fixed charge coverage ratio of 1.15:1.0 for the fiscal quarter ending June 30, 2008, 1.20:1.0 for the fiscal quarter ending September 30, 2008, and 1.50:1.0 for each fiscal quarter ending thereafter, with both covenants applicable after December 31, 2009; and increased the interest rate on the Series D and Series E notes by 50 basis points from 6.66% to 7.16% and 6.70% to 7.20%, respectively.  In addition, the Second Amendment to the Note Purchase Agreement added, among other terms, certain covenants and defaults that were included in the revolving credit facility with SunTrust Bank and restrictions on dividends in the event our senior debt is downgraded to below investment grade.

On July 28, 2006, we entered into a five-year $200.0 million revolving credit facility with SunTrust Bank (“Credit Agreement”), as administrative agent for a syndicate of other banks, issuing bank and swingline lender. The Credit Agreement contains certain restrictive covenants.

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

On June 30, 2008, we entered into an amendment (“Second Amendment”) to our Credit Agreement.  The material terms of the Second Amendment eliminated the consolidated net worth covenant; replaced the interest coverage ratio covenant with a covenant setting forth a fixed charge coverage ratio of 1.15:1.0 for the fiscal quarter ending June 30, 2008, 1.20:1.0 for the fiscal quarter ending September 30, 2008, and 1.50:1.0 for each fiscal quarter ending thereafter; reduced the principal amount available under the facility from $200 million to $150 million; added as an event of default a material insurance subsidiary of ours becoming subject to a regulatory prohibition that results in a loss of our ability to write or underwrite further business representing more than 10% of our total annual consolidated revenue; increased the interest rate pricing grid by 50 basis points; and provided for an interest rate increase of 50 basis points in the event our senior debt rating is downgraded to below investment grade.

We monitor our compliance with the financial covenants in the Note Purchase Agreement and Credit Agreement. We were in compliance with these covenants as of the end of second quarter 2008.

On July 25th, 2008, Standard & Poor’s® (“S&P”) placed our counterparty credit rating and the counterparty credit and financial strength rating of our title insurance operations on “CreditWatch” with negative implications.  S&P states that this assessment is based on deterioration in profitability in the greater title insurance sector and macroeconomic factors currently weighing on the industry.  S&P’s counterparty credit rating assigned to us and to our title insurance operations remains at “BBB-” and “A-”, respectively.  The financial strength rating assigned by S&P to our title insurance operations remains at “A-”.

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

    Our investment portfolio is managed by professional investment advisors under guidelines that govern the types of permissible investments, investment quality, maturity, duration, and concentration of issuer to comply with the various state regulatory requirements while maximizing net after-tax yield.  These guidelines and our investment strategies are established and periodically reexamined by the Investment Funds Committee of our Board of Directors.  In the first quarter of 2007, we decided to modify our investment strategy and engage a new investment advisor for a portion of our investment portfolio with the intent to actively trade these securities for the purpose of profit taking and maximizing the total return of the portfolio.  Although the market value of our trading securities may be similar to past statements, the individual securities may be significantly different from period to period.  Because of the investment advisor’s style of active and frequent trading, the securities under their management were reclassified from available-for-sale to trading.  During first quarter 2007, we transferred $142.6 million of our fixed-maturity securities from available-for-sale securities to trading securities.  Additionally $2.3 million of unrealized gains on these available-for-sale securities which were previously included in accumulated other comprehensive income (loss) were reclassified and recorded in the consolidated statement of operations caption “Net realized investment gains.” We did not transfer any of our securities between investment categories during the remainder of 2007.  For further details, see our Annual Report on Form 10-K for the year ended December 31, 2007.

Other

Our industrial bank maintains an allowance for loan losses related to our loans receivable.  During the first half of 2008, we did not experience a significant change in the underlying components of the allowance for loan losses or the balance in total.  There have been no significant changes in the underlying rationale for our provision for loan losses or significant changes in asset quality.

Pending Legal Proceedings

General

We believe that the pending legal proceedings listed below are the only material ones we are involved in that depart from customary actions arising in the ordinary course of our business.  Pending legal proceedings are subject to many uncertainties and complexities, including but not limited to: the underlying facts of each matter; variations between jurisdictions in which matters are being litigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement or through litigation; the timing and structure of their resolution relative to other similar cases brought against other companies; the fact that many of these matters are putative class actions in which a class is not clearly defined and has not been certified; the fact that many of these matters involve multi-state class actions in which the applicable laws for the claims at issue are in dispute and therefore unclear; and the current challenging legal environment faced by large corporations and insurance companies.  For the reasons specified herein, at this stage of the litigation, the amount or range of loss that could result from an unfavorable outcome cannot be reasonably estimated, except with respect to a reserve of $10 million established during third quarter 2007 in connection with the “Henderson Suit” and the “Alberton Suit” (both as hereinafter defined).

Litigation Not in the Ordinary Course of Business

On January 25, 2002, Miles R. Henderson and Patricia A. Henderson (“Plaintiffs in the Henderson Suit”) filed a putative class action suit (the “Henderson Suit”) against Lawyers Title Insurance Corporation (“Lawyers Title”) in the Court of Common Pleas for Cuyahoga County, Ohio.  Lawyers Title removed the case to the District Court for the Northern District of Ohio on March 6, 2002 and Plaintiffs in the Henderson Suit amended the complaint on March 8, 2002.  On June 28, 2002, the District Court remanded the case to the Court of Common Pleas for Cuyahoga County, Ohio.  A similar putative class action suit was filed against Commonwealth, by Rodney P. Simon and Tracy L. Simon (“Plaintiffs in the Simon Suit”) in the Court of Common Pleas for Cuyahoga County, Ohio on March 5, 2003.  Plaintiffs’ complaints in both suits alleged that the defendants charged original rates for owners’ title insurance policies instead of a lower, reissue rate for which the customers were eligible.  Both defendants moved to compel arbitration of the Plaintiffs’ claims, but lost the motion in both the trial court and on appeal to the Ohio Supreme Court.  On remand to the trial court, Plaintiffs in the Henderson Suit are now seeking to have the case certified as a class action on behalf of all sellers and buyers of residential property in Ohio who paid the higher original rate from 1992 to the present.  Plaintiffs in the Simon Suit are seeking to have the case certified as a class action on behalf of all sellers of residential property in Ohio, who paid the original rate from 1993 to the present, as requested in the original complaint.  Plaintiffs’ complaints in both cases demand an unspecified amount of compensatory damages, declaratory and injunctive relief, punitive damages and attorneys’ fees and costs.  In December 2007, a voluntary mediation was held in the Henderson Suit that resulted in a settlement that is within the reserve established during third quarter 2007.  The settlement has been preliminarily approved by the court and a fairness hearing set for March 10, 2009 after notice to the class. No hearing date on the Motion for Class Certification filed by the Plaintiffs in the Simon Suit has been scheduled.  Should further litigation prove necessary, defendants believe that they have meritorious defenses.

On September 20, 2004, Kenneth and Deete Higgins (“Plaintiffs in the Higgins Suit”) filed a putative class action suit (the “Higgins Suit”) against Commonwealth Land Title Insurance Company (“Commonwealth”) in the Circuit Court of Nassau County, Florida.  On February 3, 2005, Plaintiffs in the Higgins Suit filed an Amended Class Action Complaint.  Plaintiffs in the Higgins Suit allege that Commonwealth charged refinance borrowers higher basic rates for title insurance, rather than the lower reissue rates for which they are alleged to have qualified.  The Amended Class Action Complaint also states that Commonwealth failed to disclose the potential availability of the lower rates to customers.  Plaintiffs in the Higgins Suit seek to have the case certified as a class action on behalf of all Florida persons or entities who refinanced their mortgages or fee interests on the identical premises from July 1, 1999 to the present where there was no change in the fee ownership and who were charged a premium in excess of the reissue premium.  Plaintiffs’ complaints in the Higgins Suit demand an unspecified amount of compensatory damages, declaratory relief, attorneys’ fees, costs and pre-judgment interest.  Initial discovery has been exchanged between the parties.  Commonwealth objected to discovery requests made by Plaintiffs in the Higgins Suit on the basis that they were overly broad and burdensome.  Commonwealth also objected to answering interrogatories and producing documents in the possession of its agents.  Plaintiffs in the Higgins Suit moved to compel this discovery, which motion was granted by the trial court.  Commonwealth filed a Petition for Writ of Certiorari to the First District Court of Appeal to overturn the trial court’s ruling.  On March 6, 2008, the appellate court vacated the trial court’s order compelling discovery.  It held that a defendant could not be required to produce such burdensome discovery prior to certification of a class.  The appellate court remanded the case to the trial court to craft a less burdensome order.  No motion for class certification has been filed to date and Commonwealth believes it has meritorious defenses.

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

We are defendants in a number of other purported class action cases pending in various states that include allegations that certain consumers were overcharged for title insurance and/or related services. We are also defendants in multiple purported class action cases pending in federal district courts around the country alleging various federal antitrust violations, additional claims for violations of the Real Estate Settlement Procedures Act, unfair and deceptive trade practices and unjust enrichment as well as other causes of action related to the ratemaking activities of title insurance companies.  A motion for consolidation of those actions to the Southern District of New York was denied by the Judicial Panel on Multi-District Litigation and defendants are now seeking the consolidation of the multiple cases before one judge within each state.  The dollar amount of damages sought has generally not been specified in these cases except for jurisdictional limits.  We intend to vigorously defend these actions.

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

Various government entities are studying the title insurance product, market, pricing, business practices and potential regulatory and legislative changes.  On March 14, 2008, the Department of Housing and Urban Development published and then received public comments on, proposed modifications to the Real Estate Settlement Procedures Act that could increase the title insurance industry’s cost of doing business.  Multiple states, including California, Florida, New Mexico, New York, Texas and Washington, are examining pricing levels and/or title insurance regulations.  If it is determined that prices are not justified, rate changes may be implemented, including potential rate reductions.  Some of the pricing examinations, like those conducted in Texas and New Mexico, are conducted annually or biannually and usually result in adjustments to the prices we can charge.

Subsequent to a hearing of the New Mexico title rate case for 2006, which concluded on January 18, 2007, the New Mexico Superintendent of Insurance (the “Superintendent”) issued an order on July 20, 2007 (the “Final Order”) mandating a rate reduction of 6.36 percent and a change in the agent/underwriter split from 80/20 to 84.2/15.8 effective September 1, 2007.  The New Mexico Land Title Association (the “NMLTA”) filed a Motion for Reconsideration with the Superintendent on August 3, 2007.  The NMLTA also filed a Request for Review of Superintendent’s Final Order, a stay and hearing by the New Mexico Public Regulatory Commission (the “Commission”).  Various underwriters also filed an appeal to the Commission.  On August 28, 2007, the Superintendent issued an Order denying the NMLTA’s Motion for Reconsideration and granting the stay request until the Commission completed its review of the case with a requirement that the rate differential be escrowed during the stay and a notice of potential refund be provided to consumers.  The Commission upheld the Final Order on March 6, 2008.  On April 4, 2008, the NMLTA and various underwriters jointly filed a notice of appeal to the New Mexico district court, with further appellate review available up to the New

Mexico Supreme Court.  Prior to the notice of appeal, the Commission granted an order continuing the stay of the Final Order and the escrow of the rate differential.  On March 5, 2008, the Superintendent issued an order on the completed title rate case for 2007 which ordered a 3.1% decrease from the rates ordered in July 2006 and restored the agent/underwriter split to 80/20.  Although an appeal of a portion of the order was filed, no appeal was filed to the rate decrease or the change in the split, which took effect July 1, 2008.  The New Mexico Division of Insurance held a hearing on June 27, 2008 to consider expanding its statistical plan to gather additional information on title insurers and agents for rate-making purposes.

The California Department of Insurance (“CA DOI”) submitted to the Office of Administrative Law (“OAL”) proposed regulations governing the rating of title insurance and related services that could impose future rate reductions and filing of mandated statistical plans that impose substantially higher costs on title insurance operations in California.  On February 21, 2007, OAL disapproved the regulatory action for failure to comply with certain standards and requirements and on February 28, 2007 issued a written decision detailing the reasons for disapproval. On June 28, 2007, CA DOI submitted revised regulations to OAL that were approved by OAL on July 25, 2007 and subsequently released by the California Secretary of State.   On June 18, 2008, CA DOI submitted new regulations to OAL addressing controlled business, financial data reporting, rebates and commissions and repealing the interim rate reduction and maximum rate formula in the previously approved regulations.  Hearings on the new regulations will be held August 12-15, 2008.

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

Principal Amount by Expected Maturity
Average Interest Rate

(Dollars in millions)
	2008	2009	2010	2011	2012	2013 and after	Total	Fair Value
Assets:
Taxable available-for-sale securities:
Book value	$4.8	30.2	26.8	47.2	49.5	426.5	$585.0	$578.2
Average yield	4.6%	5.2%	4.9%	5.4%	5.2%	5.3%	5.3%

Non-taxable available-for-sale securities:
Book value	$5.1	15.5	19.2	24.7	20.4	309.8	$394.7	$399.5
Average yield	4.6%	4.1%	4.0%	4.3%	4.2%	4.2%	4.2%

Taxable trading securities:
Book value	$-	1.8	8.1	2.8	3.6	74.6	$90.9	$90.9
Average yield	-	5.9%	3.7%	5.6%	5.5%	5.9%	5.7%

Non-taxable trading securities:
Book value	$-	2.3	0.5	3.2	1.6	21.3	$28.9	$28.9
Average yield	-	4.3%	3.6%	3.7%	4.6%	4.2%	4.2%

Preferred stock:
Book value	$-	-	-	-	-	5.9	$5.9	$4.5
Average yield	-	-	-	-	-	5.5%	5.5%

Loans receivable, excluding reserves, discounts and other costs:
Book value	$-	2.9	1.0	2.8	7.6	659.7	$674.0	$681.3
Average yield	-	7.3%	7.3%	7.6%	7.4%	7.0%	7.0%

Liabilities:
Interest bearing passbook liabilities:
Book value	$67.8	-	-	-	-	-	$67.8	$67.8
Average yield	2.5%	-	-	-	-	-	2.5%

Interest bearing certificate of deposit liabilities:
Book value	$128.9	208.8	42.7	51.1	33.5	22.4	$487.4	$506.7
Average yield	5.0%	3.9%	4.6%	4.3%	4.4%	4.4%	3.7%

Changes in maturities and yields from December 31, 2007 to June 30, 2008 primarily relate to timing of purchases and sales of securities and the effect that the securities sold or purchased have on the average portfolio yield, timing of payments received from, and the extension of loans to, customers in the commercial real estate market and timing of amounts held for customers.

We had debt of $586.8 million bearing interest at an average rate of 4.4 percent at June 30, 2008.  At December 31, 2007, we had debt of $579.5 million bearing interest at an average rate of 4.9 percent.  The decline in the average interest rate on our debt at June 30, 2008 from December 31, 2007 was primarily as a result of a decline in market interest rates which resulted in a lower interest rate on our credit facility.  For further information about our credit facility and other borrowings, see “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this report.

We also have non-interest bearing passbook deposit liabilities of $61.9 million at June 30, 2008 that are included in the accompanying consolidated balance sheets.  For further details, see our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Our management, under the direction of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  Based upon this evaluation our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Controls

During the quarter ended June 30, 2008, we upgraded the existing version of our general ledger system to enable new functionality to record and report financial transactions.  Other than the item described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in Note 7 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements filed as Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           The following table sets forth the details of purchases of common stock under our share purchase plans and our Executive Voluntary Deferral Plan and Outside Directors Deferral Plan that occurred in second quarter 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through April 30, 2008	2,237	$38.54	-	1,639,842
May 1 through May 31, 2008	1,552	$28.77	-	1,638,290
June 1 through June 30, 2008	11,738	$26.72	-	1,626,552

(1)
A total of 15,527 shares of our common stock were purchased in connection with two employee benefit plans during second quarter 2008.  These repurchases were made in open-market transactions on behalf of a trust maintained by us for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan.

(2)
In August 2007, the Board of Directors approved a share repurchase program expiring March 2009 that authorized us to repurchase 1,500,000 shares of our common stock.  We did not repurchase any shares during the first half of 2008 under this program.  As of June 30, 2008, there were approximately 1,109,620 authorized shares remaining under the repurchase program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)           The Annual Meeting of Shareholders of the Company (the “Meeting”) was held on May 13, 2008.

b)           At the Meeting, the shareholders elected four directors to serve three-year terms.  The voting with respect to each nominee was as follows:

Nominee	Votes For	Votes Withheld

Robert F. Norfleet, Jr.	12,114,320	334,376
Julious P. Smith, Jr.	11,615,806	832,890
Thomas G. Snead, Jr.	10,951,658	1,497,038
Eugene P. Trani	10,929,466	1,519,230

The terms of office for the following directors continued after the meeting:  Janet A. Alpert, Gale K. Caruso, Theodore L. Chandler, Jr., Michael Dinkins, Charles H. Foster, Jr., John P. McCann, Dianne M. Neal, Robert T. Skunda and Marshall B. Wishnack.

c)           Finally, at the Meeting the shareholders ratified Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year as noted below:

Appointment of Independent Registered Public Accountants

Votes For	12,385,010
Votes Against	52,404
Abstain	11,282

ITEM 6.	EXHIBITS

No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDAMERICA FINANCIAL GROUP, INC.
(Registrant)

Date: July 29, 2008	/s/ Christine R. Vlahcevic
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