Form 10-Q
period 2008-09-30
LANDAMERICA FINANCIAL GROUP INC
filed 2008-11-10
CIK 877355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	15,471,268 shares	November 3, 2008

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	September 30, 2008	December 31, 2007

	(Unaudited)
ASSETS

INVESTMENTS:
Fixed maturities available-for-sale - at fair value (amortized cost: 2008 - $749.2; 2007 - $1,005.3)	$724.0	$1,019.1
Equity securities available-for-sale - at fair value (cost: 2008 - $77.4; 2007 - $85.6)	70.7	81.1
Fixed maturities trading – at fair value	107.5	124.5
Federal funds sold	118.8	59.6
Short-term investments	235.5	160.3

Total Investments	1,256.5	1,444.6

CASH	63.2	98.2

LOANS RECEIVABLE	720.8	638.4

ACCRUED INTEREST RECEIVABLE	12.4	16.8

NOTES AND ACCOUNTS RECEIVABLE;
Notes (less allowance for doubtful accounts: 2008 - $2.9; 2007 - $1.8)	20.0	22.7
Trade accounts receivable (less allowance for doubtful accounts: 2008 - $12.7; 2007 - $11.1)	103.7	127.9

Total Notes and Accounts Receivable	123.7	150.6

INCOME TAXES RECEIVABLE	33.7	22.7

PROPERTY AND EQUIPMENT - at cost (less accumulated depreciation and amortization: 2008 - $247.4; 2007 - $233.6)	108.9	133.4

TITLE PLANTS	101.4	102.4

GOODWILL	614.6	809.9

INTANGIBLE ASSETS (less accumulated amortization: 2008 - $115.1; 2007 - $100.1)	59.4	94.4

DEFERRED INCOME TAXES	-	120.1

OTHER ASSETS	230.5	222.2

Total Assets	$3,325.1	$3,853.7

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	September 30, 2008	December 31, 2007

	(Unaudited)
LIABILITIES

POLICY AND CONTRACT CLAIMS	$982.5	$876.5

DEPOSITS	707.9	564.5

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	309.2	365.3

NOTES PAYABLE	569.4	579.5

DEFERRED SERVICE ARRANGEMENTS	184.4	199.9

OTHER LIABILITIES	86.4	67.3

Total Liabilities	2,839.8	2,653.0

SHAREHOLDERS’ EQUITY

Common stock, no par value, 45,000,000 shares authorized, shares issued and outstanding: 2008 - 15,476,306; 2007 – 15,351,550	339.2	335.4

Accumulated other comprehensive loss	(61.6)	(26.2)

Retained earnings	207.7	891.5

Total Shareholders’ Equity	485.3	1,200.7

Total Liabilities and Shareholders’ Equity	$3,325.1	$3,853.7

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE
Operating revenue	$ 630.1	$ 874.0	$ 1,974.1	$ 2,756.8
Investment and other income	20.9	26.6	77.9	89.0
Net realized investment (losses) gains	(19.2)	6.2	(21.4)	14.6
	631.8	906.8	2,030.6	2,860.4
EXPENSES
Agents’ commissions	277.3	357.4	825.1	1,062.4
Salaries and employee benefits	197.2	272.2	636.9	896.0
General, administrative and other	214.5	196.1	526.4	580.2
Provision for policy and contract claims	132.9	80.4	288.9	221.6
Depreciation and amortization	15.8	16.5	47.2	52.3
Interest expense	13.1	12.6	37.4	36.5
Impairment of intangible and long-lived assets	224.9	-	224.9	20.8
	1,075.7	935.2	2,586.8	2,869.8
LOSS BEFORE INCOME TAXES	(443.9)	(28.4)	(556.2)	(9.4)

INCOME TAX EXPENSE (BENEFIT)	155.7	(7.6)	117.6	(1.2)

NET LOSS	$ (599.6)	$ (20.8)	$ (673.8)	$ (8.2)

NET LOSS PER SHARE	$ (39.45)	$ (1.28)	$ (44.33)	$ (0.49)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	15.2	16.2	15.2	16.7

NET LOSS PER SHARE ASSUMING DILUTION	$ (39.45)	$ (1.28)	$ (44.33)	$ (0.49)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ASSUMING DILUTION	15.2	16.2	15.2	16.7

CASH DIVIDENDS DECLARED PER SHARE	$ 0.05	$ 0.30	$ 0.65	$ 0.74

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In millions)

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$ (673.8)	$ (8.2)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	47.2	52.3
Amortization of bond premium	3.0	4.7
Impairment of intangible and long-lived assets	224.9	20.8
Net realized investment losses (gains)	21.4	(14.6)
Net change in fair value of trading securities	8.5	5.4
Deferred income tax (benefit)	193.0	(29.7)
Change in assets and liabilities, net of businesses acquired:
Accounts and notes receivable	23.7	(6.2)
Income taxes receivable/payable	(83.8)	60.0
Accounts payable and accrued expenses	(47.4)	(57.0)
Pending trades of trading securities, net	(3.1)	(1.0)
Policy and contract claims	106.0	73.2
Deferred service arrangements	(15.5)	(14.1)
Other	24.4	(1.6)
Net cash (used in) provided by operating activities	(171.5)	84.0
Cash flows from investing activities:
Purchases of title plant, property and equipment	(15.3)	(15.2)
Purchases of businesses, net of cash acquired	(3.7)	(27.1)
Change in short-term investments	(75.5)	237.1
Cost of investments acquired:
Fixed maturities available-for-sale	(165.6)	(226.6)
Equity securities available-for-sale	(28.6)	(65.3)
Proceeds from investment sales or maturities:
Fixed maturities available-for-sale	418.6	304.1
Equity securities available-for-sale	27.1	73.2
Net change in federal funds sold	(59.2)	46.6
Change in loans receivable	(83.1)	(71.5)
Other	(0.4)	(3.2)
Net cash provided by investing activities	14.3	252.1
Cash flows from financing activities:
Net change in deposits	143.4	(120.3)
Proceeds from the exercise of stock options and incentive plans	-	2.8
Tax benefit of stock options exercised	-	1.8
Cost of shares repurchased	-	(126.7)
Dividends paid	(10.0)	(12.5)
Proceeds from issuance of notes payable	99.7	37.2
Payments on notes payable	(109.9)	(136.0)
Deferred financing costs	(1.0)	-
Net cash provided by (used in) financing activities	122.2	(353.7)
Net decrease in cash	(35.0)	(17.6)
Cash at beginning of period	98.2	82.5
Cash at end of period	$ 63.2	$ 64.9
Supplemental cash flow information:
Non-cash investing activities – transfer of fixed maturities from available-for-sale to trading	$ -	$ 142.6

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In millions, except per share amounts)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amounts	Income (Loss)	Earnings	Equity

BALANCE – December 31, 2006	17.6	$ 465.3	$ (32.2)	$ 962.7	$ 1,395.8

Comprehensive loss:
Net loss	-	-	-	(8.2)	(8.2)
Other comprehensive (loss) income, net of tax:
Net unrealized loss on securities	-	-	(11.9)	-	(11.9)
Postretirement benefits liability adjustment	-	-	5.4	-	5.4

					(14.7)

Common stock retired	(2.0)	(126.7)	-	-	(126.7)
Stock options and incentive plans	0.2	12.4	-	-	12.4
Common dividends ($0.74/share)	-	-	-	(12.5)	(12.5)

BALANCE – September 30, 2007	15.8	$ 351.0	$ (38.7)	$ 942.0	$ 1,254.3

BALANCE – December 31, 2007	15.3	$ 335.4	$ (26.2)	$ 891.5	$ 1,200.7

Comprehensive loss:
Net loss	-	-	-	(673.8)	(673.8)
Other comprehensive (loss) income, net of tax:
Net unrealized loss on securities	-	-	(41.8)	-	(41.8)
Postretirement benefits liability adjustment	-	-	8.4	-	8.4
Foreign currency translation	-	-	(2.0)	-	(2.0)

					(709.2)

Stock options and incentive plans	0.2	3.8	-	-	3.8
Common dividends ($0.65/share)	-	-	-	(10.0)	(10.0)

BALANCE – September 30, 2008	15.5	$ 339.2	$ (61.6)	$ 207.7	$ 485.3

See Notes to Consolidated Financial Statements.

LANDAMERICA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	INTERIM FINANCIAL INFORMATION

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

Merger Agreement with Fidelity National Financial, Inc.

On November 7, 2008, we entered into a definitive merger agreement pursuant to which a wholly-owned subsidiary of Fidelity National Financial, Inc. (“Fidelity”) will, subject to the terms and conditions of the agreement, merge with and into us.

Under the terms of the definitive agreement, which has been approved by the boards of directors of both companies, our shareholders will receive 0.993 shares of Fidelity common stock for each share of our common stock issued and outstanding at the closing of the merger. The exchange ratio will be reduced if our sale of Centennial Bank, which is a condition to closing the merger, results in net proceeds to us of less than $60.0 million. The merger transaction will be immediately preceded by a loan from certain of Fidelity’s title insurance subsidiaries to us and/or Fidelity, and/or a dividend to Fidelity, in an amount equal to the book value, as of September 30, 2008, of the statutory surplus of Commonwealth Land Title Insurance Company and/or Lawyers Title Insurance Corporation. The proceeds from the loans and/or dividend will be used to repay outstanding indebtedness under our revolving credit facility, private placement senior notes and/or existing Fidelity debt.

The transaction is subject to certain closing conditions, including the approval of our shareholders, antitrust and state regulatory approvals, the sale of Centennial Bank, receipt of certain waivers under our revolving credit facility (“Credit Agreement”) and our Note Purchase and Master Shelf Agreement with Prudential Investment Management, Inc. (“Note Purchase

Agreement”) and the satisfaction of other closing conditions. The merger agreement also provides that Fidelity can terminate the agreement on or before November 21, 2008 if its remaining due diligence investigation causes it to determine, in its sole discretion, that it would be inadvisable to consummate the merger.

In connection with the execution of the merger agreement, a subsidiary of Fidelity also agreed to provide us with a $30.0 million stand-by credit facility for our 1031 exchange company secured by auction rate securities for the benefit of customers of that subsidiary. The stand-by credit facility cannot be drawn upon until the expiration of Fidelity’s due diligence contingency on November 21, 2008.

Basis of Operations

The severe downturn in the housing and mortgage markets and the general credit crisis has placed a significant strain on our liquidity and capital resources to the point that it has become increasingly difficult for us to remain an independent public company.

We conduct all of our operations through our operating subsidiaries and our ability to meet current and future obligations is dependent upon our ability to generate positive cash flows from operations and to upstream funds from our operating subsidiaries to our holding company. Revenues from operations declined in the third quarter primarily due to the reduction in the number of residential and commercial real estate transactions that occurred as a result of the depressed housing market and a severe tightening of available credit. Although we reduced costs aggressively in the third quarter to keep pace with the reduced demand for our services, overall cost levels in the third quarter continued to place a demand on cash resources. For the three and nine months ended September 30, 2008, net cash used in operating activities was $(73.2) million and $(171.5) million, respectively.

At September 30, 2008, there was approximately $69.4 million of cash and short-term investments at the holding company level available for general corporate purposes and to service our debt obligations. Our ability to upstream funds from our operating subsidiaries to our holding company is limited. Our title insurance subsidiaries, which generate approximately 85% of our operating revenues, are subject to laws and regulations that establish, among other things, limitations on their ability to declare dividends and upstream funds to our holding company, as well as financial condition standards regarding the adequacy of their reserves and their maintenance of minimum amounts of statutory surplus and paid-in capital. Our ability to upstream funds from our title insurance subsidiaries has been significantly inhibited as results of operations and surplus levels have declined. These laws and regulations are generally intended for the protection of policyholders and consumers rather than security holders. Depending on future market conditions and their impact on our results, our ability to upstream funds from our title insurance subsidiaries could be eliminated indefinitely and a state insurance regulator may require remedial action that could include limiting future operations of one or more of our title insurance subsidiaries.

In order to address the decline in revenues, we have taken a number of actions designed to bring our operating cash flows to a neutral level based on current market conditions. As of September 30, 2008 we reduced full-time equivalent (“FTE”) counts by approximately 5,000 or 34.9%, since December 31, 2006 which reduced salary and employee benefit costs by 28.9% in the first nine months of 2008 from the comparable periods in 2007. As of November 7, 2008, we further reduced FTE counts by approximately 900 and closed an additional 22 offices bringing the total number of office closures to around 440 since December 31, 2006. Additionally, we have paused capital spending requirements related to our “Fusion” initiatives. Our Board of Directors also suspended the quarterly cash dividend to shareholders in November 2008 to preserve capital at the holding company in the event that lower transaction volumes and credit instability persist.

The lack of a normal market for auction rate securities also made it necessary for us to provide additional cash resources beginning in the third quarter 2008 to our 1031 exchange subsidiary to fulfill customer commitments. Through LandAmerica 1031 Exchange Services, Inc., our 1031 exchange subsidiary, we facilitate tax-deferred property exchanges (“like-kind exchanges”) and hold the proceeds from sales transactions for customers until a qualified property acquisition occurs or until the termination date for such an acquisition. Consistent with industry practice, these like-kind exchange funds (that are not held on deposit at Centennial) are held by us for the benefit of our customers and are therefore not included as our assets in the accompanying consolidated balance sheets. However, our 1031 exchange company remains obligated for the return and availability of proceeds and any earnings from their temporary investment. Proceeds that are not held on deposit at our bank have been invested in money market funds, floating rate corporate bonds and auction rate securities. Approximately $290.5 million of such funds were invested in auction rate securities at September 30, 2008. As a result of the illiquidity of the auction rate securities, our holding company funded approximately $20.0 million of customer commitments for the 1031 exchange company prior to September 30, 2008 and has funded approximately $45.0 million of additional commitments after September 30, 2008.

While significant attention is currently being given to redemptions or other means of restoring liquidity to auction rate securities by the issuers of the securities, the financial markets and federal and state government officials, no assurance can be given as to the timing or amount of redemptions or the return of liquidity for these securities. In order to provide liquidity to the 1031 exchange company going forward, we have or will contribute approximately $88.8 million par value of auction rate securities to our title insurance subsidiaries (with the approval of the Nebraska Department of Insurance) in exchange for liquid assets with an approximate value of $70.0 million. The Nebraska Department of Insurance approved the contribution of an approximately $34.2 million par value of auction rate securities to our title insurance subsidiaries in exchange for liquid assets with an approximate value of $30.0 million upon the expiration of Fidelity’s due diligence contingency. We have used the remainder of the auction rate securities as security for the $30.0 million stand-by credit facility with a subsidiary of Fidelity. As indicated above, our 1031 exchange company is obligated to its customers for the return and availability of proceeds of the like-kind exchange funds, and is committed to developing additional sources of liquidity to fulfill these obligations. For additional information regarding our 1031 exchange company, see Note 7 “Commitments and Contingencies”.

The effects of the severe downturn in the housing and mortgage markets also caused us to violate the financial debt covenants of our Note Purchase Agreement and our Credit Agreement as of September 30, 2008. We do not have access to the undrawn $50.0 million commitment amount remaining under the Credit Agreement as long as an event of default has occurred and is continuing. In addition, based on current projections, we are likely to not be in compliance with the financial covenants of these agreements as of December 31, 2008. The covenant violations, unless waived by the lenders, constitute an event of default under the agreements, giving the lenders the right to declare all principal and accrued interest payable immediately, and exercise other rights and remedies granted under the agreements. A declaration for immediate payment under either of these agreements also would constitute an event of default under our convertible note obligations, enabling the holders of such indebtedness to require the immediate payment of such obligations.

We are currently in discussions with our lenders to obtain waivers and amendments to the Note Purchase Agreement and Credit Agreement. Any agreement reached with our lenders could result in new terms which are less favorable than current terms under our existing agreements and could involve a reduction in availability of funds, an increase in interest rates and shorter maturities, among other things. If we are not successful in securing waivers and amendments, we may need to seek new financing arrangements from other lenders. Such alternative financing arrangements may be unavailable to us or available on terms substantially less favorable than our existing credit facilities. For additional information regarding our debt arrangements, see Note 5 “Credit Arrangements”.

Although the transaction with Fidelity is structured to repay the Note Purchase Agreement and Credit Agreement and we have taken and continue to take actions to address the issues discussed above, there can be no assurances that we can negotiate an acceptable solution with our lenders or obtain alternative financing, that our liquidity and capital resources will be sufficient to meet our short-term and long-term needs or that we will be able to consummate the merger with Fidelity. If our efforts to address the above issues or to consummate the merger with Fidelity are unsuccessful, it could have a material adverse effect on our financial position and our ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability of our assets or the amounts of our liabilities that might be necessary if we are unable to continue as a going concern.

Additional Information About the Proposed Merger

In connection with the proposed merger, Fidelity will file with the SEC a Registration Statement on Form S-4 that will include a proxy statement of LandAmerica that also constitutes a prospectus of Fidelity. LandAmerica will mail the proxy statement/prospectus to its shareholders. Fidelity and LandAmerica urge investors and security holders to read the proxy statement/prospectus regarding the proposed merger when it becomes available because it will contain important information. You may obtain copies of all documents filed with the SEC regarding this transaction, free of charge, at the SEC’s website at www.sec.gov. You may also obtain these documents, free of charge, from Fidelity’s website at www.fnf.com under the tab “Investor Relations” and then under the item “SEC Filings”. You may also obtain these documents, free of charge, from LandAmerica’s website at www.landam.com under the heading “Investor Information” and then under the tab “SEC Filings”.

Fidelity, LandAmerica and their respective directors, executive officers and certain other members of management and employees may be soliciting proxies from LandAmerica’s shareholders in favor of the merger. Information regarding the persons who may, under the rules of the SEC, be deemed participants in the solicitation of such shareholders in connection with the proposed merger will be set forth in the proxy statement/prospectus when it is filed with the SEC. You can find information about Fidelity’s executive officers and directors in its definitive proxy statement filed with the SEC on April 15, 2008. You can find information about LandAmerica’s executive officers and directors in its definitive proxy statement filed with the SEC on March 24, 2008. You can obtain free copies of these documents from Fidelity and LandAmerica using the contact information above.

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

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements as of January 1, 2008. For further discussion see, Note 2, “Investments.” In February 2008, FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for all non financial assets and liabilities to January 1, 2009. As of September 30, 2008, the adoption of SFAS 157 did not have a material effect on our financial statements. We are evaluating the effect of adopting SFAS 157 on our financial statements for non financial assets and liabilities and financial assets fair valued on a recurring basis at year end.

Recently Issued Standards

In October 2008, FASB issued Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for us on September 30, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually). We are evaluating the effect that FSP 157-3 will have on our remaining implementation of SFAS 157.

In June 2008, FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP is effective for us on January 1, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. We do not expect FSP 03-6-1 to have a material effect on our Consolidated Financial Statements. For additional information about our share-based payment awards, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2007.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS 162 to have a material effect on our Consolidated Financial Statements.

In May 2008, FASB affirmed the consensus of FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which applies to all convertible debt instruments that have a “net settlement feature,” which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. Under FSP APB 14-1, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of their issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-1 is effective for us on January 1, 2009. We are currently evaluating the effect adoption of FSP APB 14-1 may have on our Consolidated Financial Statements.

In April 2008, FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. We do not expect it to have a material effect on our Consolidated Financial Statements. For additional information about our intangible assets, refer to Note 6 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2007.

2.	INVESTMENTS

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

Our financial instruments in Level 1 generally include U.S. treasuries and equities listed in active markets. Level 2 generally includes U.S. government corporations and agency bonds, municipal bonds, certain corporate debt, mandatory redeemable preferred stock and certain mortgage and asset-backed securities. Level 2 financial instruments are valued based on relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Valuation pricing models are primarily industry-standard models that consider various assumptions, including time value, yield curve, benchmark yields, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying or similar financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace or can be derived or supported by observable market data. We do not have any Level 3 financial instruments as of September 30, 2008.

The following table presents the fair value hierarchy for financial instruments measured at fair value on a recurring basis as of September 30, 2008.

		Fair Value Measurements at September 30, 2008 Using
	Total	Level 1	Level 2

	(In millions)
Assets:
Fixed maturities trading	$ 107.5	$ 1.0	$ 106.5
Available-for-sale securities
Fixed maturities	724.0	40.6	683.4
Equity	70.7	70.7	-

Total	$ 902.2	$ 112.3	$ 789.9

Net realized investment (losses) gains are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

	(In millions)

Realized gains on sales	$ 7.8	$ 4.3	$ 8.7	$ 13.9
Holding (losses) gains on trading fixed maturities	(5.7)	1.9	(8.8)	0.7
Other-than-temporary impairment	(21.3)	-	(21.3)	-

Total	$ (19.2)	$ 6.2	$ (21.4)	$ 14.6

The total unrealized loss of $41.8 million relating to investments still held at September 30, 2008 is included in other comprehensive income.

Gross unrealized losses and fair value related to our available-for-sale securities and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In millions)
Fixed maturities :

U.S. treasuries	$ 8.2	$ 0.1	$ -	$ -	$ 8.2	$ 0.1

U.S. government corporations and agencies	2.6	-	-	-	2.6	-

States and political subdivisions	62.1	3.5	8.4	0.6	70.5	4.1

Fixed maturities issued by foreign governments	9.5	0.7	0.8	0.2	10.3	0.9

Public utilities	19.6	1.0	2.6	0.6	22.2	1.6

Corporate securities	136.5	11.0	15.8	3.9	152.3	14.9

Mortgage-backed securities	119.4	5.3	19.9	2.1	139.3	7.4

Preferred stock	0.8	0.2	1.4	0.9	2.2	1.1

Equity securities	34.8	8.0	4.0	0.5	38.8	8.5

Total	$393.5	$29.8	$52.9	$8.8	$446.4	$38.6

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In millions)
Fixed maturities :

U.S. treasuries	$ -	$ -	$ 0.8	$ -	$ 0.8	$ -

U.S. government corporations and agencies	0.5	-	2.0	-	2.5	-

States and political subdivisions	26.9	0.3	27.6	0.1	54.5	0.4

Fixed maturities issued by foreign governments	-	-	3.6	-	3.6	-

Public utilities	6.2	0.2	3.0	0.1	9.2	0.3

Corporate securities	43.8	1.2	45.8	1.1	89.6	2.3

Mortgage-backed securities	13.4	0.2	67.8	0.9	81.2	1.1

Preferred stock	4.4	1.1	-	-	4.4	1.1

Equity securities	37.5	8.6	2.2	1.0	39.7	9.6

Total	$132.7	$11.6	$152.8	$3.2	$ 285.5	$14.8

At September 30, 2008, we held 943 securities which were in an unrealized loss position with a total estimated fair value of $446.4 million and gross unrealized losses of $38.6 million. Of the 943 securities, 132 had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $52.9 million and gross unrealized losses of $8.8 million. The 132 securities with unrealized losses in excess of twelve months were equity securities and investment grade debt which we had the intent and the ability to hold until recovery.

At December 31, 2007, we held 738 securities which were in an unrealized loss position with a total estimated fair value of $285.5 million and gross unrealized losses of $14.8 million. Of the 738 securities, 217 had been in a continuous unrealized loss position for greater than one year and had a total estimated fair value of $152.8 million and gross unrealized losses of $3.2 million. The 217 securities with unrealized losses in excess of twelve months were equity securities and investment grade debt which we have the intent and the ability to hold until recovery.

We review the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making our determination, we consider a number of factors including: (1) the significance of the decline, (2) whether the security is rated below investment grade, (3) how long the security has been in the unrealized loss position, and (4) our ability and intent to retain the investment for a sufficient period of time for it to recover. In third quarter 2008, we recognized a loss of $21.3 million as certain securities were deemed to be other-than-temporarily impaired or we no longer had the intent to hold certain fixed-maturity securities to recovery. We have concluded that none of the other available-for-sale securities with unrealized losses at September 30, 2008 has experienced an other-than-temporary impairment.

Transfers to Trading Portfolio

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

Our investment portfolio is managed by professional investment advisors under guidelines that govern the types of permissible investments, investment quality, maturity, duration, and concentration of issuer to comply with the various state regulatory requirements while maximizing net after-tax yield. These guidelines and our investment strategies are established and periodically reexamined by the Investment Funds Committee of our Board of Directors. In first quarter 2007, we decided to modify our investment strategy and engage a new investment advisor for a portion of our investment portfolio with the intent to actively trade these securities for the purpose of profit taking and maximizing the total return of the portfolio. Although the market value of our trading securities may be similar to past statements, the individual securities may be significantly different from period to period. Because of the investment advisor’s style of active and frequent trading, the securities under their management were reclassified from available-for-sale to trading. During first quarter 2007, we transferred $142.6 million of our fixed-maturity securities from available-for-sale securities to trading securities. Additionally $2.3 million of unrealized gains on these available-for-sale securities which were previously included in accumulated other comprehensive income (loss) were reclassified and recorded in the consolidated statement of operations caption “Net realized investment gains.” We did not transfer any of our securities between investment categories during the remainder of 2007 or during the first nine months of 2008. For further details, see our Annual Report on Form 10-K for the year ended December 31, 2007.

3.	INCOME TAXES

In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. According to SFAS 109, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable. Based on projections developed during third quarter 2008, we determined that the 2008 net operating loss would exceed the cumulative income reported in the prior two years. As a result of those projections and other negative evidence, including the current industry conditions and the related uncertainty of future taxable income, we have recorded a valuation allowance against the entirety of our deferred tax assets of $272.7 million, through a non-cash charge to income tax expense of $260.7 million ($17.15 per share) and a charge to other comprehensive income of $12.0 million.

Income tax expense for the nine months ended September 30, 2008 differs from the amount of income tax determined by applying the U.S. statutory income tax rate to pre-tax income as a result of the following:

(In millions)

Tax expense at federal statutory rate	$ (194.7)
State income tax benefit, net of federal cost	(7.0)
Nontaxable interest	(3.8)
Valuation allowance	260.7
Goodwill impairment	53.2
Meals and entertainment	3.3
FIN 48 reserve	3.9
Non-US income taxed at different rates	3.6
Other, net	(1.6)

Income tax expense	$ 117.6

As a result of an audit of the 2003 to 2004 tax years, the Internal Revenue Service (“IRS”) has proposed certain adjustments relating to our tax treatment of agency revenue. Currently, revenue from title policies issued through independent agents is recognized when the policies are reported by the agent for book and tax purposes. The IRS believes we are required to estimate the income and commissions associated with the sale of policies by agents during the tax year. We are currently disputing the proposed adjustment as we continue to believe that our tax treatment of these transactions is correct and we believe we will prevail in any dispute with the IRS related to this matter. Accordingly, no interest or penalties have been accrued for this proposed IRS adjustment as of September 30, 2008. We expect to defend the matter vigorously through litigation. The amount of the proposed adjustment results in tax of $35 million. If it were to be reflected in our financial statements it would result in an increase in the current tax liability and, because of the valuation allowance described above, a charge to income tax expense.

4.	POLICY AND CONTRACT CLAIMS

A summary of our policy and contract claims, broken down into its components of known claims and incurred but not reported claims (“IBNR”) follows:

	September 30, 2008		December 31, 2007

	(Dollars in millions)

Known claims	$ 184.7	18.8%	$ 165.8	18.9%
IBNR	797.8	81.2	710.7	81.1

Total policy and contract claims	$ 982.5	100.0%	$ 876.5	100.0%

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

Based on our quarterly review of the underlying claims data and trends therein, we provided for claims losses using approximately 23.5% and 9.9% of operating revenue from the Title Operations segment for the third quarters of 2008 and 2007, respectively, and approximately 16.3% and 8.6% of operating revenue from the Title Operations segment for the first nine months of 2008 and 2007, respectively. The claims provision ratio included individual claims over $1 million (“large claims”) incurred of approximately $5.1 million and $38.1 million in third quarter and the first nine months of 2008, respectively. Additionally, third quarter 2008 reflected an increase in the frequency of claims reported primarily for policy years 2005 through 2007 which resulted in upward development in the estimated provision for these policy years. Based on continued adverse trends for reported and paid claims over the last six quarters, we have more heavily weighted the more recent years’ loss experience in the actuarial model and incorporated that data into the assumptions and factors that determine ultimate expected loss experience for all prior calendar years. This weighting further strengthened our reserves for policy and contract claims by approximately $90 million. Large claims incurred of approximately $8.2 million was reported in third quarter 2007 and $12.9 million in the first nine months of 2007. Since we are subject to liability on claims for an extended period of time, slight changes in current claims experience can have a significant effect on the amount of liability required for potential IBNR claims. We believe that we have reserved appropriately for all reported and IBNR claims at September 30, 2008 based on the results of our evaluation of claims data and current marketplace trends.

5.	CREDIT ARRANGEMENTS

See Note 1 for third quarter status and subsequent event updates to our credit arrangements.

On June 30, 2008, we entered into an amendment (“Second Amendment to the Note Purchase Agreement”) to our Note Purchase and Master Shelf Agreement (“the Note Purchase Agreement”). The material terms of the Second Amendment to the Note Purchase Agreement suspended the interest charges coverage ratio covenant through December 31, 2009 and during the suspension, the covenant was replaced with a covenant setting forth a fixed charge coverage ratio of 1.15:1.0 for the fiscal quarter ending June 30, 2008, 1.20:1.0 for the fiscal quarter ending September 30, 2008, and 1.50:1.0 for each fiscal quarter ending thereafter, with both covenants applicable after December 31, 2009; and increased the interest rate on the Series D and Series E notes by 50 basis points from 6.66% to 7.16% and 6.70% to 7.20%, respectively. In addition, the Second Amendment to the Note Purchase Agreement added, among other terms, certain covenants and defaults that were included in the revolving credit facility with SunTrust Bank and restrictions on dividends in the event our senior debt is downgraded to below investment grade. As of September 30, 2008, the amount outstanding under this agreement was $150.0 million.

On June 30, 2008, we entered into an amendment (“Second Amendment”) to our revolving credit facility with SunTrust Bank (“Credit Agreement”). The material terms of the Second Amendment eliminated the consolidated net worth covenant; replaced the interest coverage ratio covenant with a covenant setting forth a fixed charge coverage ratio of 1.15:1.0 for the fiscal quarter ending June 30, 2008, 1.20:1.0 for the fiscal quarter ending September 30, 2008, and 1.50:1.0 for each fiscal quarter ending thereafter; reduced the principal amount available under the facility from $200 million to $150 million; added as an event of default a material insurance subsidiary of ours becoming subject to a regulatory prohibition that results in a loss of our ability to write or underwrite further business representing more than 10% of our total annual consolidated revenue; increased the interest rate pricing grid by 50 basis points; and provided for an interest rate increase of 50 basis points in the event our senior debt rating is downgraded to below investment grade. As of September 30, 2008, the amount outstanding under this agreement was $100.0 million.

6.	PENSIONS AND OTHER POST-RETIREMENT BENEFITS

The following presents the estimated net pension expense recorded in the financial statements for the three and nine months ended September 30, 2008 and 2007.

The amounts are as follows:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(In millions)
Components of net pension expense (income):
Service cost	$ -	$ -	$ 0.1	$ 0.3
Interest cost	3.4	3.2	0.5	0.8
Expected return on plan assets	(4.2)	(4.1)	-	-
Recognized prior service cost	-	-	(0.1)	-
Recognized loss	1.1	1.5	-	-
Gain or loss due to settlement or curtailment	1.2	1.1	-	-
Net pension expense (income)	$ 1.5	$ 1.7	$ 0.5	$ 1.1

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(In millions)
Components of net pension expense (income):
Service cost	$ -	$ -	$ 0.5	$ 0.9
Interest cost	10.2	10.5	1.9	2.2
Expected return on plan assets	(12.7)	(13.5)	-	-
Recognized prior service cost	-	-	(0.1)	-
Recognized loss	3.3	4.4	-	-
Gain or loss due to settlement or curtailment	3.1	4.1	(2.3)	-
Net pension expense (income)	$ 3.9	$ 5.5	$ -	$ 3.1

On December 31, 2004, we froze the accumulation of benefits available under our principal pension plan.

7.	COMMITMENTS AND CONTINGENCIES

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

Litigation Not in the Ordinary Course of Business

On January 25, 2002, Miles R. Henderson and Patricia A. Henderson (“Henderson Plaintiffs”) filed a putative class action suit (the “Henderson Suit”) against Lawyers Title Insurance Corporation (“Lawyers Title”) in the Court of Common Pleas for Cuyahoga County, Ohio. Lawyers Title removed the case to the District Court for the Northern District of Ohio on March 6, 2002 and the Henderson Plaintiffs amended the complaint on March 8, 2002. On June 28, 2002, the District Court remanded the case to the Court of Common Pleas for Cuyahoga County, Ohio. A similar putative class action suit was filed against Commonwealth Land Title Insurance Company (“Commonwealth”), by Rodney P. Simon and Tracy L. Simon (“Simon Plaintiffs”) in the Court of Common Pleas for Cuyahoga County, Ohio on March 5, 2003. Plaintiffs’ allege in both suits that the defendants charged original rates for owners’ title insurance policies instead of a lower reissue rates for which the customers were eligible. Both defendants moved to compel arbitration of the Plaintiffs’ claims, but lost the motion in the trial court and on appeal to the Ohio Supreme Court. On remand to the trial court, the Henderson Plaintiffs moved to certify a class of all sellers and buyers of residential property in Ohio who paid the higher original rate from 1992 to the present. The Simon Plaintiffs asked for the certification of a class of all sellers of residential property in Ohio, who paid the original rate from 1993 to the present. Both complaints demand an unspecified amount of compensatory damages, declaratory and injunctive relief, punitive damages and attorneys’ fees and costs. In December 2007, a voluntary mediation was held in the Henderson Suit that resulted in a settlement within the reserve established during third quarter 2007. The settlement was preliminarily approved by the court and a fairness hearing is set for March 10, 2009 after notice to the class. No hearing on the Simon Plaintiffs’ Motion for Class Certification has been scheduled. Should further litigation prove necessary in either the Henderson Suit or the Simon Suit, defendants believe that they have meritorious defenses.

On September 20, 2004, Kenneth and Deete Higgins (“Higgins Plaintiffs”) filed a putative class action suit (“Higgins Suit”) against Commonwealth in the Circuit Court of Nassau

County, Florida. On February 3, 2005 the Higgins Plaintiffs amended their complaint to allege that Commonwealth charged refinance borrowers higher basic rates for title insurance, rather than the lower reissue rates for which they qualified. The Higgins Suit also states that Commonwealth failed to disclose the potential availability of the lower rates to customers. The Higgins Plaintiffs seek to have the case certified as a class action on behalf of all Florida persons or entities that refinanced their mortgages or fee interest on the identical premises from July 1, 1999 to the present where there was no change in the fee ownership and who were charge a premium in excess of the reissue rate. The Higgins Plaintiffs demand an unspecified amount of compensatory damages, declaratory relief, attorney fees, costs and pre-judgment interest. Initial discovery was exchanged between the parties. Commonwealth objected to discovery requests made by the Higgins Plaintiffs as overly broad and burdensome. Commonwealth also objected to answering interrogatories and producing documents in the possession of its agents. The Higgins Plaintiffs moved to compel a response to this discovery, which motion was granted by the trial Court. Commonwealth filed a Petition for Writ of Certiorari to the First District Court of Appeal to overturn the trial court’s ruling. On March 6, 2008, the appellate court vacated the trial court’s order compelling discovery. It held that a defendant could not be required to produce such burdensome discovery prior to certification of a class. The appellate court remanded the case to the trial court to craft a less burdensome order. No motion for class certification has been filed to date and Commonwealth believes it has meritorious defenses.

On July 24, 2006, A.D. Alberton filed a putative class action suit (“Alberton Suit”) against Commonwealth that is pending after removal in the United States District Court for the Eastern District of Pennsylvania. The Alberton Suit alleges that Commonwealth charged rates for title insurance in excess of statutorily mandated rates and/or failed to disclose to consumers that they were entitled to reduced title insurance premiums. Alberton seeks to represent a class of all consumers who paid premiums for title insurance on property located in Pennsylvania in excess of the statutorily mandated rates and/or failed to disclose to consumers that they were entitled to a discount during the period of January 2000 until August 2005. He demands an unspecified amount of compensatory damages, declaratory relief, triple damages, restitution, pre-judgment and post-judgment interest and expert fees, attorneys’ fees and costs. On January 31, 2008, the court certified a class of all persons who from July 25, 2000 until August 1, 2005 paid premiums for title insurance from Commonwealth in connection with a refinance of a mortgage or fee interest on Pennsylvania properties that were insured by a prior title insurance policy within ten years of the refinance transaction and were not charged the applicable reissue rate or refinance rate discount on file with the Pennsylvania Insurance Commissioner. The court divided the class into two subclasses: one made up of individuals who had refinanced their mortgage within three years of purchasing title insurance; and a second subclass of individuals who had refinanced more than three years but less than ten years of their original purchase of title insurance. Alberton was named class representative of the subclass who had refinanced within three years and ordered to name a class representative for the second subclass. Thereafter, an amended complaint was filed naming Mark Kessler as the second subclass representative. Alberton and Kessler have submitted a preliminary class notice to the court, which is pending approval. A similar putative class case was filed against Lawyers Title by Sharlee L. DeCooman (“DeCooman”) in the Court of Common Pleas of Allegheny County, Pennsylvania on or about August 12, 2005. On November 1, 2005, DeCooman filed an amended complaint alleging that

Lawyers Title charged the basic rate rather than a reissue or discounted rate to certain customers eligible for a lower rate. DeCooman seeks to represent a class of all owners of residential real estate in Pennsylvania who, at any time during the ten years prior to August 12, 2005 paid premiums for the purchase of title insurance from Lawyers Title, qualified for a reissue or other discounted rate and did not receive such rate. DeCooman demands an unspecified amount of compensatory damages, punitive damages, triple damages, prejudgment interest and attorneys’ fees, litigation expenses and costs. A class certification hearing in DeCooman was held on October 9, 2007, but no decision has been issued. Commonwealth and Lawyers Title believe they have meritorious defenses to both of these lawsuits.

On May 11, 2005, Felix Rodriguez, Linda Rodriguez, Laura Willis, Rosario Villareal, Susan Villareal and Ruth Warren (“Plaintiffs”) filed a complaint individually and on behalf of others similarly situated (the “Rodriguez Suit”) against United Title Company (“United Title”), Mountain Pacific Financial, Inc., Last Dance, Inc., and Geoffrey F. Mountain (collectively, “Defendants”) in the United States District Court for the Southern District of California. The Rodriguez Suit alleges that Defendants violated the Real Estate Procedures Act (“RESPA”), among other federal and California statutes, by paying kickbacks and other compensation to real estate agents in exchange for the referral of business. Plaintiffs demand judgment in an amount equal to three times the amount of fees which Plaintiffs paid to Defendants for settlement services related to the purchase of their homes; punitive and exemplary damages; and attorney fees. Thereafter, Plaintiffs amended their complaint to add Jason R. Hall, James Crestani and RE/MAX Associates as Defendants. According to the amended Rodriguez Suit, the RE/MAX Defendants received undisclosed referral fees or “kickbacks” for every client who used United Title’s services. As a result, Plaintiffs allege that they were overcharged for the closing costs in their real estate transactions because they were not able to exercise their right to use lower-priced title insurance and escrow services. On July 11, 2005, Defendants moved to dismiss the Rodriguez Suit and argued that the RESPA claims had been brought outside of the statute of limitations, Plaintiffs had sustained no cognizable injury and had no standing to bring their claims. The Court granted the motion in part, denied it in part, and granted Plaintiffs leave to amend their complaint. On June 26, 2006, Plaintiffs filed a Second Amended Complaint, attempting to address the deficiencies of their prior pleading. Defendants again moved to dismiss the Rodriguez Suit. On March 24, 2008, the Court granted in part and denied in part Defendants’ renewed motion to dismiss. It found that Plaintiffs’ RESPA claims were subject to equitable tolling and not brought outside of the applicable statute of limitations. The decision allowed the claims for RESPA violations and unfair competition to survive, while dismissing counts related to constructive fraud. Following the Court’s ruling on their renewed motion to dismiss, Defendants answered the Second Amended Complaint. The parties are conducting discovery related to class certification. United Title believes it has meritorious defenses.

On December 3, 2007, Chris Chaffin, a former title officer for Lawyers Title Company (“LTC”) in California filed a putative class action suit against LTC and LandAmerica Financial Group, Inc. (“LFG”) (together, “Defendants”) in the Superior Court of California for Los Angeles County. A similar putative class action was filed against Defendants by Bruce Hay, Sheree Barcello, and Elizabeth Gonzalez, all former LTC escrow officers in California, in the same court on December 12, 2007. Plaintiffs’ complaints in both lawsuits allege failure to pay overtime and other related violations of the California Labor Code, as well as unfair business practices under the California Business and Professions Code § 17200 on behalf of all current and former California title and escrow officers. The underlying basis for both lawsuits is an alleged misclassification of title and escrow officers as “exempt” employees for purposes of the California Labor Code, which resulted in a failure to pay overtime and provide for required meal and rest breaks. Although such employees were reclassified as “non-exempt” beginning on January 1, 2006, the complaints allege similar violations of the California Labor Code even after that date for alleged “off-the-clock” work. Plaintiffs’ complaints in both cases demand an unspecified amount of back wages, statutory penalties, declaratory and injunctive relief, punitive damages, interest, and attorneys’ fees and costs. Plaintiffs have yet to file a motion for class certification, as the parties have agreed to mediation in November 2008. Should further litigation prove necessary following the mediation, Defendants believe they have meritorious defenses both to class certification and to liability.

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

Various government entities are studying the title insurance product, market, pricing, business practices, and potential regulatory and legislative changes. On March 14, 2008, the Department of Housing and Urban Development published and then received public comments on proposed modifications to the Real Estate Settlement Procedure Act that could increase the title insurance industry’s cost of doing business. Recent Congressional hearings critical of those proposed regulations may delay or cause further changes to those proposed regulations. Multiple states, including California, Florida, New Mexico, New York, Texas, and Washington, are examining pricing levels and/or title insurance regulations. If it is determined that prices are not justified, rate changes may be implemented, including potential rate reductions. Some of the pricing examinations, like those conducted in Texas and New Mexico, are conducted annually or biannually and usually result in adjustments to the prices we can charge.

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

On August 28, 2007, the Superintendent issued an Order denying the NMLTA’s Motion for Reconsideration and granting the stay request until the Commission completed its review of the case with a requirement that the rate differential be escrowed during the stay and a notice of potential refund be provided to consumers. The Commission upheld the Final Order and the NMLTA and various underwriters have appealed to the New Mexico district court, with further appellate review available up to the New Mexico Supreme Court. Prior to the notice of appeal, the Commission granted an order continuing the stay of the Final Order and the escrow of the rate differential. On March 5, 2008, the Superintendent issued an order on the completed rate case for 2007 which ordered a 3.1% decrease from the rates ordered in July 2006 and restored the agent/underwriter split to 80/20. Although an appeal of a portion of the order was filed, no appeal was filed to the rate decrease or the change in the split, which took effect July 1, 2008. The New Mexico Division of Insurance held a hearing on June 27, 2008 to consider expanding its statistical plan to gather additional information on title insurers and agents for rate-making purposes. On October 9, 2008, the Superintendent of Insurance issued an order which denied certain proposed revisions and held others in abeyance, resulting in no current change in the data call. A hearing of the New Mexico title rate case for 2008 has been noticed for November 17, 2008.

A hearing of the Texas title rate case for 2008 has been noticed for November 18, 2008.

The California Department of Insurance (“CA DOI”) submitted to the Office of Administrative Law (“OAL”) proposed regulations governing the rating of title insurance and related services that could impose future rate reductions and filing of mandated statistical plans that impose substantially higher costs on title insurance operations in California. On February 21, 2007, OAL disapproved the regulatory action for failure to comply with certain standards and requirements and on February 28, 2007 issued a written decision detailing the reasons for disapproval. On June 28, 2007, CA DOI submitted revised regulations to OAL which were approved by OAL on July 25, 2007 and subsequently released by the California Secretary of State. On June 18, 2008, CA DOI submitted new regulations to OAL intended to repeal and replace the previously approved regulations and addressing controlled business, financial data reporting, rebates and commissions. Hearings on the new regulations were held August 12-15, 2008. Industry has been meeting with the CA DOI subsequent to the hearings to negotiate details of the new proposed regulations. If adopted, the new regulations would repeal the interim rate reduction and the maximum rate formula that are contained in the current regulations.

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

Other Commitments and Guarantees

We had guarantees of indebtedness of others of approximately $2.7 million at September 30, 2008 and approximately $2.1 million at December 31, 2007.

Like-Kind Exchanges

LandAmerica 1031 Exchange Services, Inc. (“1031”) facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code (“like-kind exchanges”). As a facilitator and intermediary, we hold the proceeds from sales transactions until a qualified property acquisition occurs or until the termination date for such an acquisition. Consistent with industry practice, these like-kind exchange funds (that are not held on deposit at Centennial) are held by us for the benefit of our customers and are therefore not included as our assets in the accompanying consolidated balance sheets. However, 1031 remains obligated for the return and availability of proceeds and any earnings from their temporary investment. These proceeds totaled $400.7 million at September 30, 2008 and $863.2 million at December 31, 2007. The like-kind exchange funds are either invested in a commingled account ($290.5 million at September 30, 2008), or if requested by the taxpayer, in a separate account designated by the taxpayer ($110.2 million at September 30, 2008). Funds related to like-kind exchange transactions held on deposit at Centennial and included in the accompanying consolidated balance sheets were $93.0 million and $131.9 million at September 30, 2008 and December 31, 2007, respectively.

At September 30, 2008, like-kind exchange funds not held at Centennial were invested in money market funds, floating-rate corporate bonds and auction rate securities (“ARS”) with a par value of $290.5 million. ARS are long-term securities that have typical maturities of at least 20 years. However, ARS were structured by their issuers to provide short-term liquidity through a periodic Dutch auction process that allowed existing investors to either rollover their holdings, whereby they would continue to own their respective securities, or liquidate their holdings by selling such securities at par. Historically, the fair value of auction rate securities approximated par value due to the frequent interest rate resets through the auction rate process. Beginning in February 2008, the auctions for ARS failed when sell orders exceeded buy orders as a result of liquidity issues in the global credit markets. The failure of these auctions has disrupted the expected liquidity of these investments, thereby resulting in depressed fair values of ARS.

The portfolio of ARS held by 1031 is comprised entirely of subordinate student loan ARS which were primarily “A” rated as of September 30, 2008. Payments of principal and interest owed to 1031 under these auction rate agreements are generally secured by the assets of a trust. The trust assets consist primarily of student loans made under a federal program that provides for a guarantee by the federal government. While underlying student loans purchased with the proceeds of the auction rate transactions are approximately 98% insured or reinsured by the federal government, holders of the subordinated tranches of ARS receive contractual payments after applicable payments are made on the senior tranches. As such, the subordinated securities we own bear greater risk of loss and the indirect federal guarantee of cash flows may be substantially less than 98%. We believe that the failures of these auctions do not affect the value of the collateral underlying the ARS; however, there are certain increased risks associated with these failures that have led to a decline in the estimated fair value of these ARS held by the exchange funds. Because 1031 unconditionally obligated for the return and availability of like-kind exchange proceeds and related interest in commingled accounts to the taxpayer, our current inability to sell ARS at par value to satisfy these obligations required us for the first time in the third quarter of 2008 to perform under contingent obligation by providing liquidity to the commingled like-kind exchange fund accounts.

During the quarter ended September 30, 2008, we advanced $20.0 million of cash to the like-kind exchange funds. Subsequent to September 30, 2008, we advanced an additional $45 million of cash to the like-kind exchange funds. In order to provide liquidity to the 1031 exchange company going forward, we have or will contribute approximately $88.8 million par value of auction rate securities to our title insurance subsidiaries (with the approval of the Nebraska Department of Insurance) in exchange for liquid assets with an approximate value of $70.0 million. The Nebraska Department of Insurance approved the contribution of an approximately $34.2 million par value of auction rate securities to our title insurance subsidiaries in exchange for liquid assets with an approximate value of $30.0 million upon the expiration of Fidelity’s due diligence contingency. In connection with the execution of the merger agreement, a subsidiary of Fidelity also agreed to provide us with a $30.0 million stand-by credit facility for our 1031 exchange company secured by auction rate securities held for the benefit of customers of that subsidiary. The stand-by credit facility cannot be drawn upon until the expiration of Fidelity’s due diligence contingency on November 21, 2008.

While we cannot predict the timing or amounts of additional ARS we may need to acquire from the like-kind exchange funds, we believe that it is probable we will need to make such acquisitions or provide other forms of liquidity to the like-kind exchange funds to satisfy our contingent obligation. As a result, we have recorded at September 30, 2008 a contingent obligation and corresponding estimated loss of $60.5 million, which represents our estimate at September 30, 2008 of the probable loss we will incur to satisfy our contingent obligation to return or make available exchange funds and related interest to taxpayers. We estimated the probable loss based on the shortfall between the estimated fair value and the par value of the ARS held in the like-kind exchange funds at September 30, 2008.

The fair values of these securities were estimated using discounted cash flow analyses as of September 30, 2008. These analyses consider, among other items, the collateralization underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and estimates of when these securities may be redeemed or converted. These securities were also compared, when possible, to other securities with similar characteristics. The loss resulting from this contingent obligation is reflected in “General, administrative and other” in our Consolidated Statements of Operations. Depending on the fair value of the ARS in the future and until such time that these securities may be redeemed or converted, we may incur additional losses related to our contingent obligation. For example, if 1031 is required to liquidate its current holdings of ARS with a par value of $234.9 million in disorderly transactions to meet its obligations, our losses resulting from our contingent obligation may be greater than currently anticipated. While significant attention is currently being given to redemptions or other means of restoring liquidity to auction rate securities by the issuers of the securities, the financial markets and federal and state government officials, no assurance can be given as to the timing or amount of redemptions or the return of liquidity for these securities. Accordingly, our estimate of the liability resulting from our contingent obligation may increase in the near term, and the resulting losses could be significant.

In third quarter 2008, the U.S. Internal Revenue Service and Treasury Department issued federal regulations that clarify the income tax characterization of like-kind exchange funds held by qualified intermediaries. The new regulations are mandatory for like-kind exchanges commenced after October 7, 2008 with limited exceptions. Our affected like-kind exchange documents and products are in compliance with the new federal regulations as of the effective date. We do not expect this regulation will have a material affect on our accounting for like-kind exchanges.

8.	IMPAIRMENT OF INTANGIBLE AND LONG-LIVED ASSETS

Goodwill

Goodwill is tested for impairment on an annual basis, and more frequently if indicators of potential impairment exist. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the first step of the impairment test requires we compare the estimated fair value of our reporting units to their carrying value. Where the carrying value of a reporting unit exceeds its estimated fair value, we must perform a second test to measure the amount of impairment loss, if any. The second test compares the carrying amount of the goodwill to its implied fair value. The implied fair value of the goodwill is based upon the excess of the fair value of recorded and unrecorded assets and liabilities over the fair value of the reporting unit.

In connection with our annual impairment test, several impairment indicators present as of September 30, 2008, caused us to accelerate the completion of that process. To determine the estimated fair value of our reporting units, we utilized a valuation technique known as the income approach or present value technique. Under the income approach, we first estimated the expected future cash flows generated from our reporting units, and then we discounted those cash flows to their estimated present value. To corroborate the results of reporting unit fair value determined under the income approach, we also considered market-based approaches, including the observable market enterprise value based on our publicly-traded stock price. We also considered the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar/guideline publicly-traded companies.

The measurement of estimated fair value required the use of significant estimates and assumptions that management believes are appropriate. These estimates and assumptions primarily included, but are not limited to, discount rate, long-term revenue growth rates, strategic plans with regard to operations, business trends, prospects, as well as our interpretations of current economic indicators and market valuations. Our stock price is the primary factor in the observable market enterprise value. Our stock price can be affected by, among other things, changes in industry and market conditions, changes in our results of operations, and changes in our forecasts or market expectations.

Due to the adverse conditions in the real estate market, we have experienced lower than expected operating profits and cash flows. The discount rate, which reflects our cost of capital plus the anticipated return on capital the marketplace would require, has increased significantly to reflect a premium for the estimated additional uncertainty associated with our future cash flows. Accordingly, our projected discounted cash flows have declined when compared to our prior period impairment tests. The fair value of our reporting units at September 30, 2008, as determined using present value techniques, indicated the likely impairment of recorded goodwill. A significant decline in our stock price and market capitalization also reflected the lower than expected results and the market’s perception of the current economic environment.

Due to the timing of our goodwill impairment test and the complexity of the required second step of the impairment test, we were unable to complete our assessment prior to the issuance of our third quarter 2008 financial statements. Specifically, the second step of the goodwill impairment test requires us to allocate the estimated fair value of each reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. However, based on our preliminary analyses, we recorded estimated goodwill impairment charges in the third quarter of $136.8 million in the Title Operations segment, $59.1 million in the Lender Services segment and $8.9 million in the Corporate and Other segment. The total impairment charge is presented in the “Impairment of intangible and long-lived assets” line of the Consolidated Statements of Operations. Additional adjustments to our estimated goodwill impairment charges may be required in the fourth quarter 2008 financial statements when the effects of the merger and the second step of the impairment test are finalized.

Goodwill balances by segment are as follows:

	Consolidated	Title Operations	Lender Services	Financial Services	Corporate And Other

	(In millions)

Balance as of December 31, 2007	$ 809.9	$ 486.2	$ 270.3	$ 6.4	$ 47.0
Goodwill impairment	(204.8)	(136.8)	(59.1)	-	(8.9)
Acquisitions/purchase accounting and other adjustments	9.5	10.8	-	-	(1.3)

Balance as of September 30, 2008	$ 614.6	$ 360.2	$ 211.2	$ 6.4	$ 36.8

Intangible Assets Other Than Goodwill

The carrying values of certain finite-lived intangible assets were evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In third quarter 2008, we recorded impairments of $13.9 million related to our customer relationship and other intangible assets in the Lender Services segment, $3.3 million related to our customer relationship and other intangible assets in the Corporate and Other category and $1.0 million related to a certain non-compete intangible asset of our Title Operations segment. Additionally, we recorded an impairment of $1.9 million related to technology software in the Lender Services segment in property and equipment in our Consolidated Balance Sheet.

The following table shows the change in the net carrying amount of intangible assets from December 31, 2007 to September 30, 2008:

	Total	Customer Relationships	Non-compete Agreements	Other

	(In millions)

Net balance as of December 31, 2007	$ 94.4	$ 78.6	$ 10.2	$ 5.6

Acquisitions	0.7	-	0.6	0.1
Impairment charges and other write-offs	(19.9)	(17.9)	(1.3)	(0.7)
Foreign exchange	(0.5)	(0.6)	0.2	(0.1)
Amortization	(15.3)	(10.4)	(3.9)	(1.0)

Net balance as of September 30, 2008	$ 59.4	$ 49.7	$ 5.8	$ 3.9

In first quarter 2007, we became aware that one of our tax and flood processing customers, Fremont General Corporation, received a cease and desist order from the Federal Deposit Insurance Corporation relating to lending practices in its mortgage origination business. We recorded a customer relationship intangible impairment charge of $20.8 million in first quarter 2007 which was reflected in our results of operations. There were no impairments of intangible and long-lived assets for third quarter 2007.

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

The following tables provide selected financial information about our operations by segment for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	Operating Revenue	Personnel Cost	Depreciation and Amortization	Impairment of Intangible and Long- Lived Assets	Income (Loss) Before Taxes

	(In millions)
2008
Title Operations	$ 544.8	$ 151.1	$ 8.0	$ 137.8	$ (332.3)
Lender Services	61.0	22.3	3.0	74.9	(71.2)
Financial Services	0.8	0.9	0.1	-	4.6
Corporate and Other	23.5	22.9	4.7	12.2	(45.0)
Total	$ 630.1	$ 197.2	$ 15.8	$ 224.9	$ (443.9)

2007
Title Operations	$ 770.9	$ 222.1	$ 10.1	$ -	$ 1.2
Lender Services	67.3	24.3	3.5	-	(2.7)
Financial Services	0.2	0.7	0.1	-	4.0
Corporate and Other	35.6	25.1	2.8	-	(30.9)
Total	$ 874.0	$ 272.2	$ 16.5	$ -	$ (28.4)

	Nine Months Ended September 30,
	Operating Revenue	Personnel Cost	Depreciation and Amortization	Impairment of Intangible and Long- Lived Assets	Income (Loss) Before Taxes

	(In millions)
2008
Title Operations	$ 1,696.0	$ 490.1	$ 25.6	$ 137.8	$(412.8)
Lender Services	196.7	70.8	9.0	74.9	(57.7)
Financial Services	2.8	2.8	0.3	-	14.6
Corporate and Other	78.6	73.2	12.3	12.2	(100.3)
Total	$ 1,974.1	$ 636.9	$ 47.2	$ 224.9	$(556.2)

2007
Title Operations	$ 2,425.6	$ 738.9	$ 29.7	$ -	$ 65.7
Lender Services	219.1	78.6	11.1	20.8	(9.7)
Financial Services	0.6	2.4	0.2	-	14.1
Corporate and Other	111.5	76.1	11.3	-	(79.5)
Total	$ 2,756.8	$ 896.0	$ 52.3	$ 20.8	$ (9.4)

The following table represents segment assets:

	September 30, 2008	December 31, 2007
	(In millions)
Title Operations	$ 1,949.9	$ 2,383.4
Lender Services	228.1	380.3
Financial Services	869.9	734.6
Corporate and Other	277.2	355.4
Total	$ 3,325.1	$ 3,853.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations updates and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2008. A description of our business segments and certain key factors that affect these businesses are provided in Note 9 to Consolidated Financial Statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2007. For information on risks and uncertainties related to our business that may make past performances not indicative of future results, or cause actual results to differ materially from any forward-looking statements made by us, see “Forward-Looking and Cautionary Statements.”

Merger Agreement with Fidelity National Financial, Inc.

On November 7, 2008, we entered into a definitive merger agreement pursuant to which a wholly-owned subsidiary of Fidelity National Financial, Inc. (“Fidelity”) will, subject to the terms and conditions of the agreement, merge with and into us.

Under the terms of the definitive agreement, which has been approved by the boards of directors of both companies, our shareholders will receive 0.993 shares of Fidelity common stock for each share of our common stock issued and outstanding at the closing of the merger. The exchange ratio will be reduced if our sale of Centennial Bank, which is a condition to closing the merger, results in net proceeds to us of less than $60.0 million. The merger transaction will be immediately preceded by a loan from certain of Fidelity’s title insurance subsidiaries to us and/or Fidelity, and/or a dividend to Fidelity, in an amount equal to the book value, as of September 30, 2008, of the statutory surplus of Commonwealth Land Title Insurance Company and/or Lawyers Title Insurance Corporation. The proceeds from the loans and/or dividend will be used to repay outstanding indebtedness under our revolving credit facility, private placement senior notes and/or existing Fidelity debt.

The transaction is subject to certain closing conditions, including the approval of our shareholders, antitrust and state regulatory approvals, the sale of Centennial Bank, receipt of certain waivers under our revolving credit facility (“Credit Agreement”) and our Note Purchase and Master Shelf Agreement with Prudential Investment Management, Inc. (“Note Purchase Agreement”) and the satisfaction of other closing conditions. The merger agreement also provides that Fidelity can terminate the agreement on or before November 21, 2008 if its remaining due diligence investigation causes it to determine, in its sole discretion, that it would be inadvisable to consummate the merger.

In connection with the execution of the merger agreement, a subsidiary of Fidelity also agreed to provide us with a $30.0 million stand-by credit facility for our 1031 exchange company secured by auction rate securities held for the benefit of customers of that subsidiary. The stand-by credit facility cannot be drawn upon until the expiration of Fidelity’s due diligence contingency on November 21, 2008.

Overview

The severe downturn in the housing and mortgage markets and the general credit crisis has placed a significant strain on our liquidity and capital resources to the point that it has become increasingly difficult for us to remain an independent public company.

We conduct all of our operations through our operating subsidiaries and our ability to meet current and future obligations is dependent upon our ability to generate positive cash flows from operations and to upstream funds from our operating subsidiaries to our holding company. Revenues from operations declined in the third quarter primarily due to the reduction in the number of residential and commercial real estate transactions that occurred as a result of the depressed housing market and a severe tightening of available credit. Although we reduced costs aggressively in the third quarter to keep pace with the reduced demand for our services, overall cost levels in the third quarter continued to place a demand on cash resources. For the three and nine months ended September 30, 2008, net cash used in operating activities was $(73.2) million and $(171.5) million, respectively.

At September 30, 2008, there was approximately $69.4 million of cash and short-term investments at the holding company level available for general corporate purposes and to service our debt obligations. Our ability to upstream funds from our operating subsidiaries to our holding company is limited. Our title insurance subsidiaries, which generate approximately 85% of our operating revenues, are subject to laws and regulations that establish, among other things, limitations on their ability to declare dividends and upstream funds to our holding company, as well as financial condition standards regarding the adequacy of their reserves and their maintenance of minimum amounts of statutory surplus and paid-in capital. Our ability to upstream funds from our title insurance subsidiaries has been significantly inhibited as results of operations and surplus levels have declined. These laws and regulations are generally intended for the protection of policyholders and consumers rather than security holders. Depending on future market conditions and their impact on our results, our ability to upstream funds from our title insurance subsidiaries could be eliminated indefinitely and a state insurance regulator may require remedial action that could include limiting future operations of one or more of our title insurance subsidiaries.

In order to address the decline in revenues, we have taken a number of actions designed to bring our operating cash flows to a neutral level based on current market conditions. As of September 30, 2008 we reduced full-time equivalent (“FTE”) counts by approximately 5,000 or 34.9%, since December 31, 2006 which reduced salary and employee benefit costs by 28.9% in the first nine months of 2008 from the comparable periods in 2007. As of November 7, 2008, we further reduced FTE counts by approximately 900 and closed an additional 22 offices bringing the total number of office closures to around 440 since December 31, 2006. Additionally, we have paused capital spending requirements related to our “Fusion” initiatives. Our Board of Directors also suspended the quarterly cash dividend to shareholders in November 2008 to preserve capital at the holding company in the event that lower transaction volumes and credit instability persist. For additional information regarding our operating revenues, cash flow and regulatory restrictions, see “Results of Operations” and “Liquidity and Capital Resources”.

The lack of a normal market for auction rate securities also made it necessary for us to provide additional cash resources beginning in the third quarter 2008 to our 1031 exchange subsidiary to fulfill customer commitments. Through LandAmerica 1031 Exchange Services, Inc., our 1031 exchange subsidiary, we facilitate tax-deferred property exchanges (“like-kind exchanges”) and hold the proceeds from sales transactions for customers until a qualified property acquisition occurs or until the termination date for such an acquisition. Consistent with industry practice, these like-kind exchange funds (that are not held on deposit at Centennial) are held by us for the benefit of our customers and are therefore not included as our assets in the accompanying consolidated balance sheets. However, our 1031 exchange company remains obligated for the return and availability of proceeds and any earnings from their temporary investment. Proceeds that are not held on deposit at our bank have been invested in money market funds, floating rate corporate bonds and auction rate securities. Approximately $290.5 million of such funds were invested in auction rate securities at September 30, 2008. As a result of the illiquidity of the auction rate securities, our holding company funded approximately $20.0 million of customer commitments for the 1031 exchange company prior to September 30, 2008 and has funded approximately $45.0 million of additional commitments after September 30, 2008.

While significant attention is currently being given to redemptions or other means of restoring liquidity to auction rate securities by the issuers of the securities, the financial markets and federal and state government officials, no assurance can be given as to the timing or amount of redemptions or the return of liquidity for these securities. In order to provide liquidity to the 1031 exchange company going forward, we have or will contribute approximately $88.8 million par value of auction rate securities to our title insurance subsidiaries (with the approval of the Nebraska Department of Insurance) in exchange for liquid assets with an approximate value of $70.0 million. The Nebraska Department of Insurance approved the contribution of an approximately $34.2 million par value of auction rate securities to our title insurance subsidiaries in exchange for liquid assets with an approximate value of $30.0 million upon the expiration of Fidelity’s due diligence contingency. We have used the remainder of the auction rate securities as security for the $30.0 million stand-by credit facility with a subsidiary of Fidelity. As indicated above, our 1031 exchange company is obligated to its customers for the return and availability of proceeds of the like-kind exchange funds, and is committed to developing additional sources of liquidity to fulfill these obligations. For additional information regarding our 1031 exchange company, see Note 7 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

The effects of the severe downturn in the housing and mortgage markets also caused us to violate the financial debt covenants of our Note Purchase Agreement and our Credit Agreement as of September 30, 2008. We do not have access to the undrawn $50.0 million commitment amount remaining under the Credit Agreement as long as an event of default has occurred and is continuing. In addition, based on current projections, we are likely to not be in compliance with the financial covenants of these agreements as of December 31, 2008. The covenant violations, unless waived by the lenders, constitute an event of default under the agreements, giving the lenders the right to declare all principal and accrued interest payable immediately, and exercise other rights and remedies granted under the agreements. A declaration for immediate payment under either of these agreements also would constitute an event of default under our convertible note obligations, enabling the holders of such indebtedness to require the immediate payment of such obligations.

We are currently in discussions with our lenders to obtain waivers and amendments to the Note Purchase Agreement and Credit Agreement. Any agreement reached with our lenders could result in new terms which are less favorable than current terms under our existing agreements and could involve a reduction in availability of funds, an increase in interest rates and shorter maturities, among other things. If we are not successful in securing waivers and amendments, we may need to seek new financing arrangements from other lenders. Such alternative financing arrangements may be unavailable to us or available on terms substantially less favorable than our existing credit facilities. For additional information regarding our debt arrangements, see Note 5 “Credit Arrangements” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Although the transaction with Fidelity is structured to repay the Note Purchase Agreement and Credit Agreement and we have taken and continue to take actions to address the issues discussed above, there can be no assurances that we can negotiate an acceptable solution with our lenders or obtain alternative financing, that our liquidity and capital resources will be sufficient to meet our short-term and long-term needs or that we will be able to consummate the merger with Fidelity. If our efforts to address the above issues or to consummate the merger with Fidelity are unsuccessful, it could have a material adverse effect on our financial position and our ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability of our assets or the amounts of our liabilities that might be necessary if we are unable to continue as a going concern.

Operations

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

As estimated by the Mortgage Bankers Association (“MBA”), mortgage originations declined by approximately $129 billion, or 22.4%, in third quarter 2008 from third quarter 2007 and declined to around $320 billion, or 17.5% in the first nine months of 2008 from the comparable period in 2007. Also, home sales volume, as estimated by the MBA, declined by approximately 776 thousand, or 12.5%, in third quarter 2008 from the comparable period in 2007 and declined by roughly 3.8 million, or 18.7%, in the first nine months of 2008 from the comparable period in 2007.

Operating revenues were $630.1 million and $874.0 million for the three months ended September 30, 2008 and 2007, respectively, and $1,974.1 million and $2,756.8 million for the first nine months ended September 30, 2008 and 2007, respectively. Pretax operating loss in third quarter 2008 was $(443.9) million compared to pretax operating loss of $(28.4) million for the comparable period in 2007. Pretax operating loss for the first nine months of 2008 was $(556.2) million compared to pretax operating loss of $(9.4) million for the comparable period in 2007.

The overall decrease in residential real estate transactions and property values has negatively affected our operating revenues in third quarter 2008 and the first nine months of 2008 in the Title Operations segment. Additionally, the downturn in the residential real estate market has resulted in lower revenue in certain lines of the mortgage originations and loan servicing businesses in the Lender Services segment. These declines were offset in part by growth in the default management services business and loan sub-servicing business. The first nine months of 2007 were positively affected by the acceleration of deferred revenue in the loan servicing business. Revenue for our home warranty and property inspection businesses, which are dependent on existing home sales volume, also declined in third quarter 2008 and for the first nine months of 2008 from the comparable periods in 2007. Our title and non-title commercial revenue declined in third quarter 2008 and for the first nine months of 2008 from the comparable periods in 2007 as a result of the tighter credit markets.

As conditions in the real estate market have worsened, we have continued to aggressively reduce our operating costs while remaining focused on activities designed to improve our underlying fundamentals. We reviewed our operating performance and related staffing requirements in each of the local markets we serve. Based on this review, as of September 30, 2008 we reduced full-time equivalent (“FTE”) counts by approximately 5,000 or 34.9%, since December 31, 2006. Salary and employee benefit costs have decreased by 27.6% during third quarter 2008 and by 28.9% in the first nine months of 2008 from the comparable periods in 2007. As of November 7, 2008, we further reduced FTE counts by approximately 900 and closed an additional 22 offices bringing the total number of office closures to around 440 since December 31, 2006.

In connection with our annual impairment test, several impairment indicators present as of September 30, 2008, caused us to accelerate the completion of that process. As a result of our test, we recorded non-cash goodwill impairment charges of $136.8 million in the Title Operations segment, $59.1 million in the Lender Services segment and $8.9 million in Corporate and Other. In third quarter 2008, we recorded customer relationship and other intangible impairment charges of $20.1 million as a result of a decline in business volume. The total of these charges is presented in the “Impairment of intangible and long-lived assets” line of the Consolidated Statements of Operations. For further details, see Note 8, “Impairment of Intangible and Long-lived Assets” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Our provision for claims as a percentage of operating revenue has trended upward recently, primarily due to an increase in claims frequency and dollar amount (“severity”) for recent policy years. Additionally, based on continued adverse trends for reported and paid claims over the last six quarters, we have more heavily weighted the more recent years’ loss experience in the actuarial model and incorporated that data into the assumptions and factors that determine ultimate expected loss experience for all prior calendar years. This drove a significant increase in the level of our balance sheet reserve position. We have noted a similar upward trend in provisions for claims occurring throughout the title insurance industry. Since we are subject to liability for claims for an extended period of time, slight increases in claims frequency and severity for more recent policy years can result in a significant increase in the amount of liability required for potential claims.

During the quarter ended September 30, 2008, we recorded a contingent obligation of $60.5 million for the difference between the fair market value and the par value of auction rate securities held in our like-kind exchange funds at September 30, 2008. For further details, see Note 7, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

In third quarter 2008, we recognized a loss of $21.3 million on certain fixed income securities investments. For further details, see Note 2, “Investments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

In first quarter 2007, we recorded a customer relationship intangible impairment charge of $20.8 million as a result of the loss of business from Fremont General Corporation (“Fremont”), one of our tax and flood processing customers. Fremont received and consented to a cease and desist order from the Federal Deposit Insurance Corporation related to lending practices in its mortgage origination business. We continue to service the Fremont loan portfolio that existed at the time the cease and desist order was issued. For further details, see Note 8, “Impairment of Intangible and Long-lived Assets” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

In August 2007, we settled a lawsuit with Mercury Companies, Inc. and received a payment in the amount of $12.5 million as part of the settlement. The payment was reflected as a reduction of legal fees and costs expended in the litigation in the “General, administrative and other” line (approximately $11.7 million) and in the “Salaries and employee benefits” line (approximately $0.3 million) of the Consolidated Statements of Operations.

In September 2007, we established reserves of $10.0 million for anticipated exposure to class action litigation. For further details, see Note 7, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Critical Accounting Estimates

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenue, expenses and related disclosures surrounding contingencies and commitments. We believe the following critical accounting estimates affect the more significant judgments used in the preparation of the interim financial statements.

Policy and Contract Claims - Claims payment experience has historically extended for more than 20 years after the issuance of a policy. Due to the length of time over which claim payments are made and changes in underlying economic conditions, these estimates are subject to variability. We review our claims experience quarterly to evaluate the adequacy of our claims reserve. We consider factors such as historical timing of reported claims and claims payments over the period in which policies are effective against actual experience by year of policy issue to determine the amount of claims liability required for each year for which policies are outstanding. We also consider the effect of current trends in marketplace activity, including refinance activity, which may shorten the time period a policy is outstanding, bankruptcies and individual large claims attributable to any particular period in determining the expected liability associated with each year. These projections are compared to recorded reserves to evaluate the adequacy of such recorded reserves and any necessary adjustments are included in current expenses. Reserves for known claims include the estimated amount of the claim and the costs required to resolve the claim. A provision for estimated claims that are incurred but not yet reported is established at the time premium revenue is recognized based on reported claims, historical loss experience, and other factors, including industry trends.

We review our loss provision rates quarterly and adjust as experience develops or new information becomes known. Based on continued adverse reported and paid claims trends over the last six quarters, we have more heavily weighted the more recent years’ loss experience in the actuarial model and incorporated that data into the assumptions and factors that determine ultimate expected loss experience for all prior calendar years. This weighting further strengthened our reserves for policy and contract claims by approximately $90 million. Our recorded liability for claim losses at September 30, 2008 includes reserves for known claims of $184.7 million and reserves for losses that have been incurred but have not yet been reported of $797.8 million.

Goodwill Valuation - Goodwill arises from the excess of the purchase price over the fair value of net assets acquired. In accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangibles (“SFAS 142”), goodwill is tested for impairment annually, or sooner if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of our long-lived assets, and/or slower growth rates, among others.

The test of goodwill for impairment is conducted using a two-step process. Under the first step, we compare the estimated fair value of our reporting units to the carrying value. SFAS 142 defines a reporting unit as an operating segment, or one level below the operating segment (referred to as a “component”), depending on whether certain criteria are met. The fair value of the reporting units is determined using discounted projected cash flow analysis, supported by the results of various market approach valuation models, including the value that we derive based on our consolidated stock price and comparison to similarly publicly-traded companies. The measurement of fair value requires the use of significant estimates and assumptions that management believes appropriate. These estimates and assumptions primarily include, but are not limited to, discount rate, long-term revenue growth rates, strategic plans with regard to operations, business trends, prospects, as well as our interpretations of current economic indicators and market valuations. Our stock price is the primary factor in the observable market enterprise value. Our stock price can be affected by, among other things, changes in industry and market conditions, changes in our results of operations, and changes in our forecasts and market expectations. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss.

To measure the amount of the goodwill impairment loss, we determine the implied fair value of goodwill in the same manner as if our reporting units were being acquired in a business combination. Specifically, we allocate the fair value of the reporting unit to all of the assets and liabilities of that reporting unit in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we record an impairment charge for the difference. The allocation of the fair value of the reporting units to individual assets and liabilities also requires us to make significant estimates and assumptions. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, customer relationships, title plants, deferred service arrangements, and property, plant and equipment.

In connection with our annual impairment test, several impairment indicators present as of September 30, 2008, caused us to accelerate the completion of that process. As a result of our test, we concluded that it was necessary to record an impairment of the goodwill assets. For further details, see Note 8, “Impairment of Intangible and Long-Lived Assets” of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this report.

Due to the timing of our goodwill impairment test and the complexity of the required second step of the impairment test, we were unable to complete our assessment prior to the issuance of our third quarter 2008 financial statements. Specifically, the second step of the goodwill impairment test requires us to allocate the estimated fair value of each reporting unit to all of the recognized and unrecognized assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. However, based on our preliminary analyses, we recorded estimated goodwill impairment charges in third quarter 2008 of $136.8 million in the Title Operations segment, $59.1 million in the Lender Services segment and $8.9 million in Corporate and Other. The total impairment charge is presented in the “Impairment of intangible and long-lived assets” line of the Consolidated Statements of Operations. Additional adjustments to our estimated goodwill impairment charges may be required in fourth quarter 2008 financial statements when the effects of the merger and the second step of the impairment test are finalized.

Subsequent to the end of third quarter 2008, we experienced a sharp decline in our stock price. We believe this decline was principally driven by circumstances that occurred subsequent to the end of the third quarter including, but not limited to, an extraordinary decline in the stock market as a whole and other factors specific to our stock price that we believe do not necessarily reflect changes in our business as of the end of the third quarter. However, should market conditions persist, we could be required to perform an additional impairment analysis prior to year end.

Long-Lived Assets Valuation – Our long-lived assets primarily include property and equipment, title plants, intangible assets that primarily consist of customer relationships and non-competition arrangements, and various equity method investments. In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, long-lived assets or asset groups to be held and used are tested for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events or changes in circumstances include, but are not limited to: a significant decrease in the market price of the asset; significant adverse change in the business climate or legal factors that affect the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its previously estimated useful life.

Recoverability of a long-lived asset is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset, as well as specific appraisals in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

During third quarter 2008, we tested the recoverability of certain of our long-lived assets due to the significant adverse change in the business environment as described above. As a result of our test, we concluded that it was necessary to record impairment losses of certain of our long-lived assets. For further details, see Note 8, “Impairment of Intangible and Long-Lived Assets” of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this report.

Income Taxes – Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards on a taxing jurisdiction basis. We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid.

Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS 109”), requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined by SFAS 109 as a likelihood of more than 50%) such assets will not be realized. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. The creation of a valuation allowance effectively reduces our deferred tax assets and increases income tax expense.

In assessing the need for a valuation allowance, we consider all available positive and negative evidence related to the likelihood of realization of the deferred tax assets. If based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, we record a valuation allowance. In order to support a conclusion that a valuation allowance is not needed, positive evidence of sufficient quantity and quality (objectively determined) is necessary to overcome negative evidence. The weight given to the positive and negative evidence must be commensurate with the extent to which the evidence can be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income to outweigh objective negative evidence of recent financial reporting losses. SFAS 109 states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Although SFAS 109 does not prescribe a methodology to determine whether “cumulative losses in recent years” exists, in practice commentators and the SEC have interpreted it to mean a net loss in the current year and prior two years. Based on the 2008 projected tax loss, we will have a three-year cumulative loss.

The full assessment of positive and negative evidence takes into account a number of types of evidence, including the following:

•

Nature, frequency, and severity of current and cumulative financial reporting losses – As stated above, a pattern of objectively measured recent financial reporting losses, or a three-year cumulative loss, is heavily weighted as a source of negative evidence.

•

Sources of future taxable income – Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profits and can be reasonably estimated. Otherwise, these projections are considered inherently subjective and generally will not be sufficient to overcome negative evidence that includes relevant cumulative losses in recent years, particularly if the projected future taxable income is dependent on an anticipated turnaround to profitability that has not yet been achieved. In such cases, we generally give these projections of future taxable income no weight for the purposes of our valuation allowance assessment pursuant to SFAS 109. Future reversals of existing temporary differences are heavily-weighted sources of objectively verifiable positive evidence.

•

Tax planning strategies – If necessary and available, tax planning strategies would be implemented to accelerate taxable amounts to utilize our projected net operating loss carryforwards. These strategies would be a source of additional positive evidence and, depending on their nature, could be heavily weighted; and

•	Other objective evidence.

As a result of our expected loss for 2008, we performed an assessment of the need for a valuation allowance. In accordance with SFAS 109, we identified and evaluated all the available positive and negative evidence, which required placing a heavy weight upon our three-year cumulative loss. As a result of our assessment, we concluded that the net deferred tax assets required a full valuation allowance. For further details, see Note 3, “Income Taxes” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Fair Value of Contingent Financial Obligation  – At September 30, 2008, like-kind exchange funds not held at Centennial were invested in money market funds, floating-rate corporate bonds and $290.5 million of auction rate securities (“ARS”). ARS are long-term securities that have typical maturities of at least 20 years. However, ARS were structured by their issuers to provide short-term liquidity through a periodic Dutch auction process that allowed existing investors to either rollover their holdings, whereby they would continue to own their respective securities, or liquidate their holdings by selling such securities at par. Historically, the fair value of auction rate securities approximated par value due to the frequent interest rate resets through the auction rate process. Beginning in February 2008, the auctions for ARS failed when sell orders exceeded buy orders as a result of liquidity issues in the global credit markets. The failure of these auctions has disrupted the expected liquidity of these investments, thereby resulting in depressed fair values of ARS.

The fair values of these securities were estimated using discounted cash flow analyses as of September 30, 2008. These analyses consider, among other items, the collateralization underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and estimates of when these securities may be redeemed or converted. These securities were also compared, when possible, to other securities with similar characteristics. The loss resulting from this contingent obligation is reflected in “General, administrative and other” in our Consolidated Statements of Operations. Depending on the fair value of the ARS in the future and until such time that these securities may be redeemed or converted, we may incur additional losses related to our contingent obligation. For example, if 1031 is required to liquidate its current holdings of ARS with a par value of $234.9 million in disorderly transactions to meet its obligations, our losses resulting from our contingent obligation may be greater than currently anticipated. While significant attention is currently being given to redemptions or other means of restoring liquidity to auction rate securities by the issuers of the securities, the financial markets and federal and state government officials, no assurance can be given as to the timing or amount of redemptions or the return to liquidity for these securities. Accordingly, our estimate of the liability resulting from our contingent obligation may increase in the near term, and the resulting losses could be significant.

Additional information regarding of our significant critical accounting estimates can be found in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission. Actual results could differ from these estimates.

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

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements as of January 1, 2008. For further discussion see, Note 2 “Investments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report. In February 2008, FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for all non financial assets and liabilities to January 1, 2009. As of September 30, 2008, the adoption of SFAS 157 did not have a material effect on our financial statements. We are evaluating the effect of adopting SFAS 157 on our financial statements for non financial assets and liabilities and financial assets fair valued on a recurring basis at year end.

Recently Issued Standards

In October 2008, FASB issued Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for us on September 30, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually). We are evaluating the effect that FSP 157-3 will have on our remaining implementation of SFAS 157.

In June 2008, FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP is effective for us on January 1, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. We do not expect FSP 03-6-1 to have a material effect on our Consolidated Financial Statements. For additional information about our share-based payment awards, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2007.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the

United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS 162 to have a material effect on our Consolidated Financial Statements.

In May 2008, FASB affirmed the consensus of FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which applies to all convertible debt instruments that have a “net settlement feature,” which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. Under FSP APB 14-1, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of their issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-1 is effective for us on January 1, 2009. We are currently evaluating the effect adoption of FSP APB 14-1 may have on our Consolidated Financial Statements.

In April 2008, FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. We do not expect it to have a material effect on our Consolidated Financial Statements. For additional information about our intangible assets, refer to Note 6 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2007.

Cyclicality and Seasonality

The title insurance business is closely tied to the overall level of residential and commercial real estate activity, which is generally affected by the relative strength or weakness of the United States economy. In addition, title insurance volumes fluctuate based on changes in interest rates and the availability of mortgage financing. Periods of increasing interest rates and reduced mortgage financing availability usually have an adverse effect on residential real estate activity and decrease our title insurance premiums and fee revenue. In contrast, periods of declining interest rates and good mortgage financing liquidity usually have a positive effect on residential real estate activity which increases our title insurance premiums and fee revenue.

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

We typically report our lowest level of agency and commercial revenue in the first quarter and our highest level of agency and commercial revenue in the fourth quarter. We typically report our highest level of direct residential revenue in the second and third quarters. However, because of falling home prices and the significant decline in the availability of mortgage financing, operating revenue has not reflected the typical seasonal pattern during the past five quarters.

Results of Operations

Operating Revenue

The following table provides a summary of our operating revenue for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008		2007
	(Dollars in millions)
Title Operations
Direct Operations	$ 202.8	32.2%	$ 326.9	37.4%
Agency Operations	342.0	54.3	444.0	50.8
	544.8	86.5	770.9	88.2

Lender Services	61.0	9.7	67.3	7.7

Financial Services	0.8	0.1	0.2	-

Corporate and Other	23.5	3.7	35.6	4.1

Total	$ 630.1	100.0%	$ 874.0	100.0%

	Nine Months Ended September 30,
	2008		2007
	(Dollars in millions)
Title Operations
Direct Operations	$ 678.5	34.4%	$ 1,106.3	40.1%
Agency Operations	1,017.5	51.5	1,319.3	47.9
	1,696.0	85.9	2,425.6	88.0

Lender Services	196.7	10.0	219.1	8.0

Financial Services	2.8	0.1	0.6	-

Corporate and Other	78.6	4.0	111.5	4.0

Total	$ 1,974.1	100.0%	$ 2,756.8	100.0%

Title Operations – Operating revenue from direct title operations decreased by $124.1 million, or 38.0%, in third quarter 2008 from third quarter 2007 and decreased by $427.8 million, or 38.7%, in the first nine months of 2008 over the comparable period in 2007. During third quarter 2008, direct operating revenue was negatively affected by the decline in residential real estate transactions, reductions in property values, a decrease in our commercial revenues and a $19.6 million realized loss related to the impairment of certain securities. Revenue from direct title commercial operations was $61.4 million in third quarter 2008 compared to $103.1 million in third quarter 2007, a decrease of 40.4%, and $203.8 million in the first nine months of 2008, compared to $322.8 million in the first nine months of 2007, a decrease of 36.9%.

Closed orders from our direct title operations were approximately 98,000 and 140,000 in the third quarters of 2008 and 2007, respectively, a decline of roughly 30.0%, while direct operating revenue per direct order closed decreased approximately 10.8% in third quarter 2008 from third quarter 2007. Closed orders from direct title operations for the first nine months of 2008 were approximately 330,000 compared to approximately 486,000 for the first nine months of 2007, while direct revenue per direct order closed decreased approximately 8.7%, from approximately $2,300 in the first nine months of 2007 to approximately $2,100 in the first nine months of 2008.

Operating revenue from agency title operations for third quarter 2008 decreased by $102.0 million, or 23.0%, from third quarter 2007, and operating revenue from agency title operations for the first nine months of 2008 decreased by $301.8 million, or 22.9%, from the first nine months of 2007, due to the decline in market conditions across most regions.

Lender Services – Operating revenue decreased by $6.3 million, or 9.4%, in third quarter 2008 compared to third quarter 2007, and decreased by $22.4 million, or 10.2%, for the first nine months of 2008 compared to the first nine months of 2007. Revenue for third quarter and the first nine months of 2008 was negatively affected by lower volumes in certain product lines of the mortgage origination business and the loan servicing business. These declines were offset in part by growth in default management services and in the loan sub-servicing business. Revenue in the first nine months of 2007 was positively affected by the acceleration of deferred revenue in the loan servicing business in first quarter 2007.

Corporate and Other – Operating revenue for Corporate and Other decreased by $12.1 million, or 34.0%, in third quarter 2008 from third quarter 2007, and decreased by $32.9 million, or 29.5%, in the first nine months of 2008 from the first nine months of 2007. Before the international acquisition that closed during third quarter 2007, operating revenues decreased by $13.8 million in third quarter 2008. The decrease in operating revenue in third quarter 2008 from third quarter 2007 was primarily due to declines in the commercial operations. Revenue from non-title commercial operations was $14.4 million in third quarter 2008 compared to $23.4 million in third quarter 2007, and $48.3 million in the first nine months of 2008 compared to $67.4 million in the first nine months of 2007. The home warranty and property inspection businesses, which are dependent on existing home sale volumes, also experienced declines in operating revenues in third quarter 2008 from third quarter 2007.

Investment and Other Income

Investment and other income was $20.9 million in third quarter 2008 compared to $26.6 million in third quarter 2007, a decrease of 21.4%, and was $77.9 million in the first nine months of 2008 compared to $89.0 million in the first nine months of 2007, a decrease of 12.5%. Investment and other income includes income generated from our investment and loan portfolios and from our equity interests in unconsolidated affiliates. Income from our unconsolidated affiliates declined by $3.9 million in third quarter 2008 when compared with third quarter 2007, and declined by $5.3 million in the first nine months of 2008 when compared with the comparable period in 2007, following the overall decline in the residential real estate market. Investment income declined by $1.8 million in third quarter 2008 when compared with third quarter 2007 and declined by $5.8 million in the first nine months of 2008 when compared with the first nine months of 2007. These declines were primarily as a result of lower investment balances offset in part by increased investment income from the loan portfolio.

Net Realized Investment (Losses) Gains

Net realized investment losses were $(19.2) million in third quarter 2008 compared to gains of $6.2 million in third quarter 2007 and $(21.4) million in the first nine months of 2008 compared to gains of $14.6 million in the first nine months of 2007. Net realized investment losses in third quarter 2008 and the first nine months of 2008 were primarily from realized losses of $21.3 million related to the impairment of certain securities. Net realized investment gains in third quarter 2007 consisted primarily of gains on the sale of equity securities and unrealized gains on trading investments offset in part by losses on the sale of portions of our bond portfolio. In addition, in the first nine months of 2007, we recorded gains from the repositioning of our REIT portfolio and gains from the reclassification of unrealized net gains on trading investments from accumulated other comprehensive income (loss) in first quarter 2007. For further details, see Note 2, “Investments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Salary and Employee Benefits

The following table provides a summary of our salary and employee benefit costs for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008		2007
	(Dollars in millions)

Title Operations	$ 151.1	76.6%	$ 222.1	81.6%

Lender Services	22.3	11.3	24.3	8.9

Financial Services	0.9	0.5	0.7	0.3

Corporate and Other	22.9	11.6	25.1	9.2

Total	$ 197.2	100.0%	$ 272.2	100.0%

	Nine Months Ended September 30,
	2008		2007
	(Dollars in millions)

Title Operations	$ 490.1	77.0%	$ 738.9	82.5%

Lender Services	70.8	11.1	78.6	8.8

Financial Services	2.8	0.4	2.4	0.2

Corporate and Other	73.2	11.5	76.1	8.5

Total	$ 636.9	100.0%	$ 896.0	100.0%

Title Operations – Title Operations salary and employee benefit costs decreased by $71.0 million, or 32.0%, in third quarter 2008 compared to third quarter 2007 and decreased by $248.8 million, or 33.7%, in the first nine months of 2008 compared to the first nine months of 2007. Average FTE counts for the Title Operations segment were approximately 7,000 in third quarter 2008 versus approximately 10,400 in third quarter 2007, or a decrease of 32.7%. Average FTE counts for the Title Operations segment decreased to approximately 7,600 in the first nine months of 2008 from approximately 11,000 in the first nine months of 2007, or a decrease of 30.9%. Decreases in salary and employee benefit costs and average FTE counts were primarily due to reductions in staffing levels in response to significant declines in mortgage origination volumes.

Lender Services – Lender Services salary and employee benefit costs decreased by $2.0 million, or 8.2%, in third quarter 2008 compared to third quarter 2007, and decreased by $7.8 million, or 9.9%, in the first nine months of 2008 compared to the first nine months of 2007. Average FTE counts for the Lender Services segment were approximately 1,560 in third quarter 2008 and 1,550 in the first nine months of 2008 versus approximately 1,720 in third quarter 2007 and 1,780 in the first nine months of 2007, or a decrease of 9.3% and 12.9%, respectively. Decreases in salary and employee benefit costs and average FTE counts were primarily in certain product lines of the mortgage origination business and the loan servicing business to adjust to lower business volume, and were offset in part by increases in the default management services business and loan sub-servicing business in response to increased business volume.

Corporate and Other – Corporate and Other salary and employee benefit costs decreased by $2.2 million, or 8.8%, in third quarter 2008 over third quarter 2007 and decreased by $2.9 million, or 3.8%, in the first nine months of 2008 from the first nine months of 2007. Average FTE counts for Corporate and Other were approximately 1,000 in third quarter 2008 versus approximately 1,170 in third quarter 2007, or a decrease of 14.5%. Average FTE counts for Corporate and Other decreased to approximately 1,040 in the first nine months of 2008 from approximately 1,080 in the first nine months of 2007, or a decrease of 3.7%. Declines in salary and employee benefit costs and average FTE counts were in response to declines in business volume.

Agent Commissions

The following table provides a summary of agent commissions and related revenue in the Title Operations segment for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
	(Dollars in millions)
Agent commissions	$ 277.3	$ 357.4

Agent revenue	$ 342.0	$ 444.0

% Retained by agents	81.1%	80.5%

	Nine Months Ended September 30,
	2008	2007
	(Dollars in millions)
Agent commissions	$ 825.1	$ 1,062.4

Agent revenue	$ 1,017.5	$ 1,319.3

% Retained by agents	81.1%	80.5%

The commission rate paid to agents varies by geographic area in which the commission was paid and by individual agent agreement and has varied around 80% over the past several years. The commission rate for the three months and nine months ended September 30, 2008 is higher than 80% due to the decline in agency revenue in regions with lower commission rates.

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

Based on our quarterly review of the underlying claims data and trends therein, we provided for claims losses using approximately 23.5% and 9.9% of operating revenue from the Title Operations segment for the third quarters of 2008 and 2007, respectively, and approximately 16.3% and 8.6% of operating revenue from the Title Operations segment for the first nine months of 2008 and 2007, respectively. The claims provision ratio included individual claims over $1 million (“large claims”) incurred of approximately $5.1 million and $38.1 million in third quarter and the first nine months of 2008, respectively. Additionally, third quarter 2008 reflected an increase in the frequency of claims reported primarily for policy years 2005 through 2007 which resulted in upward development in the estimated provision for these policy years. Based on continued adverse trends for reported and paid claims over the last six quarters, we have more heavily weighted the more recent years’ loss experience in the actuarial model and incorporated that data into the assumptions and factors that determine ultimate expected loss experience for all prior calendar years. This weighting further strengthened our reserves for policy and contract claims by approximately $90 million. Large claims incurred of approximately $8.2 million was reported in third quarter 2007 and $12.9 million in the first nine months of 2007. Since we are subject to liability on claims for an extended period of time, slight changes in current claims experience can have a significant effect on the amount of liability required for potential IBNR claims. We believe that we have reserved appropriately for all reported and IBNR claims at September 30, 2008 based on the results of our evaluation of claims data current marketplace trends.

Impairment of Intangible and Long-Lived Assets

In connection with our annual impairment test, several impairment indicators present as of September 30, 2008, caused us to accelerate the completion of that process. As a result of our test, we recorded non-cash goodwill impairment charges of $136.8 million in the Title Operations segment, $59.1 million in the Lender Services segment and $8.9 million in Corporate and Other. The total charge is presented in the “Impairment of intangible and long-lived assets” line of the Consolidated Statements of Operations. For further details, see Note 8, “Impairment of Intangible and Long-lived Assets” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

In third quarter 2008, we recorded impairments of $13.9 million related to our customer relationship and other intangible assets in the Lender Services segment, $3.3 million related to our customer relationship and other intangible assets in the Corporate and Other category and $1.0 million related to a certain non-compete intangible asset of our Title Operations segment. Additionally, we recorded an impairment of $1.9 million related to technology software in the Lender Services segment in property and equipment in our Consolidated Balance Sheet.

In first quarter 2007, we recorded an impairment of $20.8 million related to our customer relationship intangible asset of our tax and flood business, in the Lender Services segment. For further details, see Note 8, “Impairment of Intangible and Long-Lived Assets” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.7 million in third quarter 2008 compared to third quarter 2007 and decreased by $5.1 million in the first nine months of 2008 from the first nine months of 2007. Depreciation expense in third quarter and for the first nine months of 2008 includes the effects of asset write-offs related to office closures. Depreciation expense in second quarter 2007 included an adjustment related to the relocation of our corporate offices.

Interest Expense

Interest expense increased by $0.5 million in third quarter 2008 compared to third quarter 2007, and increased by $0.9 million in the first nine months of 2008 compared to the first nine months of 2007. The increases were primarily due to increases in interest incurred on deposit liabilities at Centennial offset in part by lower interest as a result of the prepayment of certain of our senior notes in fourth quarter 2007. See “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2007 for further details.

General, Administrative and Other

The following table provides a summary of our general, administrative and other expenses for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008		2007
	(Dollars in millions)

Title Operations	$ 163.7	76.3%	$ 123.9	63.2%

Lender Services	30.7	14.3	41.2	21.0

Financial Services	0.7	0.3	0.3	0.1

Corporate and Other	19.4	9.1	30.7	15.7

Total	$ 214.5	100.0%	$ 196.1	100.0%

	Nine Months Ended September 30,
	2008		2007
	(Dollars in millions)

Title Operations	$ 367.2	69.7%	$ 382.4	65.9%

Lender Services	96.9	18.4	114.1	19.7

Financial Services	1.4	0.3	0.8	0.1

Corporate and Other	60.9	11.6	82.9	14.3

Total	$ 526.4	100.0%	$ 580.2	100.0%

Title Operations – Title Operations general, administrative and other expenses increased by $39.8 million, or 32.1%, in third quarter 2008 from third quarter 2007 and decreased by $15.2 million, or 4.0%, in the first nine months of 2008 from the first nine months of 2007. The increase in general, administrative and other expenses reflected $60.5 million of contingent charges related to auction rate securities held in accounts for our like-kind exchange funds and $5.1 million of lease termination costs, offset in part by cost-cutting actions taken in response to declines in business volume. In third quarter 2007, general, administrative and other expenses included $10.0 million related to a legal accrual for two class action lawsuits and approximately $6.6 million related to lease termination costs offset in part by proceeds from a lawsuit settlement of approximately $12 million. For the first nine months of 2007, general, administrative and other expenses included the legal accrual for two class action lawsuits and approximately $8.0 million related to incremental lease termination costs offset in part by proceeds from the lawsuit settlement.

Lender Services – Lender Services general, administrative and other expenses decreased by $10.5 million, or 25.5%, in third quarter 2008 from third quarter 2007 and decreased by $17.2 million, or 15.1%, in the first nine months of 2008 from the first nine months of 2007. The decrease in general, administrative and other expenses was primarily due to declines in business volume in certain lines of the mortgage origination and loan servicing businesses, offset in part by increases to support growth in the default management services business.

Corporate and Other – Corporate and Other general, administrative and other expenses decreased by $11.3 million, or 36.8%, in third quarter 2008 from third quarter 2007 and decreased by $22.0 million, or 26.5%, in the first nine months of 2008 from the first nine months of 2007. The decrease in general, administrative and other expenses was primarily related to a decline in the use of outside service providers in the non-title commercial business and reductions in corporate office expenses to support the current business environment.

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. According to SFAS 109, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable. Based on projections developed during third quarter 2008, we determined that the 2008 net operating loss would exceed the cumulative income reported in the prior two years. As a result of those projections and other negative evidence, including the current industry conditions and the related uncertainty of future taxable income, we have recorded a valuation allowance against the entirety of our deferred tax assets of $272.7 million, through a non-cash charge to income tax expense of $260.7 million ($17.15 per share) and a charge to other comprehensive income of $12.0 million.

Net Loss

Our reported net loss was $(599.6) million or $(39.45) per share on a diluted basis for third quarter 2008, compared to $(20.8) million or $(1.28) per share on a diluted basis for third quarter 2007. Net loss for third quarter 2008 reflected $204.8 million of non-cash impairment charges related to goodwill, or $185.3 million net of taxes, the persistently lower residential mortgage originations, a reduction in our commercial revenue, a higher claims provision ratio, a $21.3 million realized loss related to the impairment of certain securities, or $13.7 million net of taxes, and impairment charges for customer relationship and other intangible assets of $20.1 million, or $12.5 million net of taxes. Additionally, we incurred $60.5 million of contingent charges related to auction rate securities held in accounts for our like-kind exchange funds, or $37.0 million net of taxes.

Net loss for third quarter 2007 reflected the sharp decline in the residential housing market, a $10.0 million legal accrual for two class action lawsuits, or $6.4 million net of taxes, $7.7 million of incremental severance and lease termination costs, or $4.7 million net of taxes, and an increase in the claims provision offset in part by strength in the commercial market and proceeds from a lawsuit settlement of approximately $12 million, or approximately $7 million net of taxes.

Our reported net loss was $(673.8) million or $(44.33) per share on a diluted basis for the first nine months of 2008 compared to $(8.2) million or $(0.49) per share on a diluted basis for the first nine months of 2007. Net loss for the first nine months of 2008 reflected $204.8 million of non-cash impairment charges related to goodwill, or $185.3 million net of taxes, the persistently lower residential mortgage originations, a reduction in our commercial revenue, a higher claims provision ratio, a $21.3 million realized loss related to the impairment of certain securities, or $13.7 million net of taxes, and impairment charges for customer relationship and other intangible assets of $20.1 million, or $12.5 million net of taxes. Additionally, we incurred $60.5 million of contingent charges related to auction rate securities held in fiduciary accounts for our like-kind exchange funds, or $37.0 million net of taxes.

Net loss for the first nine months of 2007 reflected an impairment charge in first quarter 2007 for a customer relationship intangible asset in the Lender Services segment of $20.8 million, or $12.5 million net of taxes, a higher claims provision ratio, the effects of the sharp decline in the residential housing market, a $10.0 million legal accrual for two class action lawsuits, or $6.4 million net of taxes, and $9.7 million of incremental severance and lease termination costs, or $5.9 million net of taxes. These items were offset in part by continued strength in the commercial market and proceeds from a lawsuit settlement of approximately $12 million, or approximately $7 million net of taxes.

For further details, see Note 4, “Policy and Contract Claims,” Note 7, “Commitments and Contingencies,” and Note 8 “Impairment of Intangible and Other Long-Lived Assets” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Liquidity and Capital Resources

Consolidated

Cash used in operating activities was $(171.5) million for the first nine months of 2008 compared to cash provided by operating activities of $84.0 million for the first nine months of 2007. Cash used in operating activities for the first nine months of 2008 was primarily the result of lower business volume which led to a decline in net income. Cash provided by operating activities for the first nine months of 2007 included the favorable effect of the timing of income tax payments. Cash provided by investing activities was $14.3 million compared to cash provided by investing activities of $252.1 million for the first nine months of 2008 and the first nine months of 2007, respectively. Cash used in investing activities for the first nine months of 2008 included higher short-term investment balances and an increase in investments in federal funds sold when compared with the first nine months of 2007. Cash provided by financing activities was $122.2 million for the first nine months of 2008 compared to cash used in financing activities of $(353.7) million for the first nine months of 2007. Cash provided by financing activities for the first nine months of 2008 included higher deposits held by Centennial Bank when compared to the first nine months of 2007. Cash used in financing activities in the first nine months of 2007 included common stock repurchases of $126.7 million. At September 30, 2008, we held cash of $63.2 million and investments of $1,256.5 million.

Liquidity

For information regarding our liquidity, please see “Merger Agreement with Fidelity National Financial, Inc.” and “Overview”.

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

On June 30, 2008, we entered into an amendment (“Second Amendment to the Note Purchase Agreement”) to our Note Purchase Agreement. The material terms of the Second Amendment to the Note Purchase Agreement suspended the interest charges coverage ratio covenant through December 31, 2009 and during the suspension, the covenant was replaced with a covenant setting forth a fixed charge coverage ratio of 1.15:1.0 for the fiscal quarter ending June 30, 2008, 1.20:1.0 for the fiscal quarter ending September 30, 2008, and 1.50:1.0 for each fiscal quarter ending thereafter, with both covenants applicable after December 31, 2009; and increased the interest rate on the Series D and Series E notes by 50 basis points from 6.66% to 7.16% and 6.70% to 7.20%, respectively. In addition, the Second Amendment to the Note Purchase Agreement added, among other terms, certain covenants and defaults that were included in the revolving credit facility with SunTrust Bank and restrictions on dividends in the event our senior debt is downgraded to below investment grade. As of September 30, 2008 the amount outstanding under this agreement was $150.0 million.

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

On June 30, 2008, we entered into an amendment (“Second Amendment”) to our Credit Agreement. The material terms of the Second Amendment eliminated the consolidated net worth covenant; replaced the interest coverage ratio covenant with a covenant setting forth a fixed charge coverage ratio of 1.15:1.0 for the fiscal quarter ending June 30, 2008, 1.20:1.0 for the fiscal quarter ending September 30, 2008, and 1.50:1.0 for each fiscal quarter ending thereafter; reduced the principal amount available under the facility from $200 million to $150 million; added as an event of default a material insurance subsidiary of ours becoming subject to a regulatory prohibition that results in a loss of our ability to write or underwrite further business representing more than 10% of our total annual consolidated revenue; increased the interest rate pricing grid by 50 basis points; and provided for an interest rate increase of 50 basis points in the event our senior debt rating is downgraded to below investment grade. As of September 30, 2008 the amount outstanding under this agreement was $100.0 million.

On August 8, 2008, Standard & Poor’s® (“S&P”) lowered the counter party credit and financial strength ratings assigned to our title insurance operations to “BBB+” from “A-” and lowered the counter party credit rating assigned to us to “BB+” from “BBB-”. S&P states that this assessment is based on the very challenging current environment of the title insurance industry and our limited product diversification which have recently offset the title insurance operation’s strong competitive position and good long-term operating performance.

On July 25, 2008, S&P placed our counterparty credit rating and the counterparty credit and financial strength rating of our title insurance operations on “CreditWatch” with negative implications. S&P states that this assessment is based on deterioration in profitability in the greater title insurance sector and macroeconomic factors currently weighing on the industry. As of November 7, 2008, S&P revised the Credit Watch status to developing from negative. S&P stated that if the merger with Fidelity does occur, it will improve our liquidity and strengthen our title competitive position and operating performance.

See “Merger Agreement with Fidelity National Financial, Inc.” and “Overview” for third quarter status and subsequent event updates to our credit arrangements. For further information about our borrowings, see Note 10 in our Annual Report on Form 10-K for the year ended December 31, 2007 and Note 5, “Credit Arrangements” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

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

In August 2008, we completed the process of consolidating our three largest underwriters, Lawyers Title Insurance Corporation, Commonwealth Land Title Insurance Company and Transnation Title Insurance Company, into two: Lawyers Title Insurance Corporation and Commonwealth Land Title Insurance Company. The holding company received approximately $45.0 million in dividends from our two principal underwriters in third quarter 2008.

In third quarter 2008, the U.S. Internal Revenue Service and Treasury Department issued federal regulations that clarify the income tax characterization of like-kind exchange funds held by qualified intermediaries. The new regulations are mandatory for like-kind exchanges commenced after October 7, 2008 with limited exceptions. Our affected like-kind exchange documents and products are in compliance with the new federal regulations as of the effective date. We do not expect this regulation will have a material affect on our accounting for like-kind exchanges. For further details, see Note 7, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

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

Our investment portfolio is managed by professional investment advisors under guidelines that govern the types of permissible investments, investment quality, maturity, duration, and concentration of issuer to comply with the various state regulatory requirements while maximizing net after-tax yield. These guidelines and our investment strategies are established and periodically reexamined by the Investment Funds Committee of our Board of Directors. In the first quarter of 2007, we decided to modify our investment strategy and engage a new investment advisor for a portion of our investment portfolio with the intent to actively trade these securities for the purpose of profit taking and maximizing the total return of the portfolio. Although the market value of our trading securities may be similar to past statements, the individual securities may be significantly different from period to period. Because of the investment advisor’s style of active and frequent trading, the securities under their management were reclassified from available-for-sale to trading. During first quarter 2007, we transferred $142.6 million of our fixed-maturity securities from available-for-sale securities to trading securities. Additionally $2.3 million of unrealized gains on these available-for-sale securities which were previously included in accumulated other comprehensive income (loss) were reclassified and recorded in the consolidated statement of operations caption “Net realized investment gains.” We did not transfer any of our securities between investment categories during the remainder of 2007 or during the first nine months of 2008. For further details, see our Annual Report on Form 10-K for the year ended December 31, 2007.

Other

Our industrial bank maintains an allowance for loan losses related to our loans receivable. During the first nine months of 2008, we did not experience a significant change in the underlying components of the allowance for loan losses or the balance in total. There have been no significant changes in the underlying rationale for our provision for loan losses or significant changes in asset quality.

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

Litigation Not in the Ordinary Course of Business

On January 25, 2002, Miles R. Henderson and Patricia A. Henderson (“Henderson Plaintiffs”) filed a putative class action suit (the “Henderson Suit”) against Lawyers Title Insurance Corporation (“Lawyers Title”) in the Court of Common Pleas for Cuyahoga County, Ohio. Lawyers Title removed the case to the District Court for the Northern District of Ohio on March 6, 2002 and the Henderson Plaintiffs amended the complaint on March 8, 2002. On June 28, 2002, the District Court remanded the case to the Court of Common Pleas for Cuyahoga County, Ohio. A similar putative class action suit was filed against Commonwealth Land Title Insurance Company (“Commonwealth”), by Rodney P. Simon and Tracy L. Simon (“Simon Plaintiffs”) in the Court of Common Pleas for Cuyahoga County, Ohio on March 5, 2003. Plaintiffs’ allege in both suits that the defendants charged original rates for owners’ title insurance policies instead of a lower reissue rates for which the customers were eligible. Both defendants moved to compel arbitration of the Plaintiffs’ claims, but lost the motion in the trial court and on appeal to the Ohio Supreme Court. On remand to the trial court, the Henderson Plaintiffs moved to certify a class of all sellers and buyers of residential property in Ohio who paid the higher original rate from 1992 to the present. The Simon Plaintiffs asked for the certification of a class of all sellers of residential property in Ohio, who paid the original rate from 1993 to the present. Both complaints demand an unspecified amount of compensatory damages, declaratory and injunctive relief, punitive damages and attorneys’ fees and costs. In December 2007, a voluntary mediation was held in the Henderson Suit that resulted in a settlement within the reserve established during third quarter 2007. The settlement was preliminarily approved by the court and a fairness hearing is set for March 10, 2009 after notice to the class. No hearing on the Simon Plaintiffs’ Motion for Class Certification has been scheduled. Should further litigation prove necessary in either the Henderson Suit or the Simon Suit, defendants believe that they have meritorious defenses.

On September 20, 2004, Kenneth and Deete Higgins (“Higgins Plaintiffs”) filed a putative class action suit (“Higgins Suit”) against Commonwealth in the Circuit Court of Nassau County, Florida. On February 3, 2005 the Higgins Plaintiffs amended their complaint to allege that Commonwealth charged refinance borrowers higher basic rates for title insurance, rather than the lower reissue rates for which they qualified. The Higgins Suit also states that Commonwealth failed to disclose the potential availability of the lower rates to customers. The Higgins Plaintiffs seek to have the case certified as a class action on behalf of all Florida persons or entities that refinanced their mortgages or fee interest on the identical premises from July 1, 1999 to the present where there was no change in the fee ownership and who were charge a premium in excess of the reissue rate. The Higgins Plaintiffs demand an unspecified amount of compensatory damages, declaratory relief, attorney fees, costs and pre-judgment interest. Initial discovery was exchanged between the parties. Commonwealth objected to discovery requests made by the Higgins Plaintiffs as overly broad and burdensome. Commonwealth also objected to answering interrogatories and producing documents in the possession of its agents. The Higgins Plaintiffs moved to compel a response to this discovery, which motion was granted by the trial Court. Commonwealth filed a Petition for Writ of Certiorari to the First District Court of Appeal to overturn the trial court’s ruling. On March 6, 2008, the appellate court vacated the trial court’s order compelling discovery. It held that a defendant could not be required to produce such burdensome discovery prior to certification of a class. The appellate court remanded the case to the trial court to craft a less burdensome order. No motion for class certification has been filed to date and Commonwealth believes it has meritorious defenses.

On July 24, 2006, A.D. Alberton filed a putative class action suit (“Alberton Suit”) against Commonwealth that is pending after removal in the United States District Court for the Eastern District of Pennsylvania. The Alberton Suit alleges that Commonwealth charged rates for title insurance in excess of statutorily mandated rates and/or failed to disclose to consumers that they were entitled to reduced title insurance premiums. Alberton seeks to represent a class of all consumers who paid premiums for title insurance on property located in Pennsylvania in excess of the statutorily mandated rates and/or failed to disclose to consumers that they were entitled to a discount during the period of January 2000 until August 2005. He demands an unspecified amount of compensatory damages, declaratory relief, triple damages, restitution, pre-judgment and post-judgment interest and expert fees, attorneys’ fees and costs. On January 31, 2008, the court certified a class of all persons who from July 25, 2000 until August 1, 2005 paid premiums for title insurance from Commonwealth in connection with a refinance of a mortgage or fee interest on Pennsylvania properties that were insured by a prior title insurance policy within ten years of the refinance transaction and were not charged the applicable reissue rate or refinance rate discount on file with the Pennsylvania Insurance Commissioner. The court divided the class into two subclasses: one made up of individuals who had refinanced their mortgage within three years of purchasing title insurance; and a second subclass of individuals who had refinanced more than three years but less than ten years of their original purchase of title insurance. Alberton was named class representative of the subclass who had refinanced within three years and ordered to name a class representative for the second subclass. Thereafter, an amended complaint was filed naming Mark Kessler as the second subclass representative. Alberton and Kessler have submitted a preliminary class notice to the court, which is pending approval. A similar putative class case was filed against Lawyers Title by Sharlee L. DeCooman (“DeCooman”) in the Court of Common Pleas of Allegheny County, Pennsylvania on or about August 12, 2005. On November 1, 2005, DeCooman filed an amended complaint alleging that Lawyers Title charged the basic rate rather than a reissue or discounted rate to certain customers eligible for a lower rate. DeCooman seeks to represent a class of all owners of residential real estate in Pennsylvania who, at any time during the ten years prior to August 12, 2005 paid premiums for the purchase of title insurance from Lawyers Title, qualified for a reissue or other discounted rate and did not receive such rate. DeCooman demands an unspecified amount of compensatory damages, punitive damages, triple damages, prejudgment interest and attorneys’ fees, litigation expenses and costs. A class certification hearing in DeCooman was held on October 9, 2007, but no decision has been issued. Commonwealth and Lawyers Title believe they have meritorious defenses to both of these lawsuits.

On May 11, 2005, Felix Rodriguez, Linda Rodriguez, Laura Willis, Rosario Villareal, Susan Villareal and Ruth Warren (“Plaintiffs”) filed a complaint individually and on behalf of others similarly situated (the “Rodriguez Suit”) against United Title Company (“United Title”), Mountain Pacific Financial, Inc., Last Dance, Inc., and Geoffrey F. Mountain (collectively, “Defendants”) in the United States District Court for the Southern District of California. The Rodriguez Suit alleges that Defendants violated the Real Estate Procedures Act (“RESPA”), among other federal and California statutes, by paying kickbacks and other compensation to real estate agents in exchange for the referral of business. Plaintiffs demand judgment in an amount equal to three times the amount of fees which Plaintiffs paid to Defendants for settlement services related to the purchase of their homes; punitive and exemplary damages; and attorney fees. Thereafter, Plaintiffs amended their complaint to add Jason R. Hall, James Crestani and RE/MAX Associates as Defendants. According to the amended Rodriguez Suit, the RE/MAX Defendants received undisclosed referral fees or “kickbacks” for every client who used United Title’s services. As a result, Plaintiffs allege that they were overcharged for the closing costs in their real estate transactions because they were not able to exercise their right to use lower-priced title insurance and escrow services. On July 11, 2005, Defendants moved to dismiss the Rodriguez Suit and argued that the RESPA claims had been brought outside of the statute of limitations, Plaintiffs had sustained no cognizable injury and had no standing to bring their claims. The Court granted the motion in part, denied it in part, and granted Plaintiffs leave to amend their complaint. On June 26, 2006, Plaintiffs filed a Second Amended Complaint, attempting to address the deficiencies of their prior pleading. Defendants again moved to dismiss the Rodriguez Suit. On March 24, 2008, the Court granted in part and denied in part Defendants’ renewed motion to dismiss. It found that Plaintiffs’ RESPA claims were subject to equitable tolling and not brought outside of the applicable statute of limitations. The decision allowed the claims for RESPA violations and unfair competition to survive, while dismissing counts related to constructive fraud. Following the Court’s ruling on their renewed motion to dismiss, Defendants answered the Second Amended Complaint. The parties are conducting discovery related to class certification. United Title believes it has meritorious defenses.

On December 3, 2007, Chris Chaffin, a former title officer for Lawyers Title Company (“LTC”) in California filed a putative class action suit against LTC and LandAmerica Financial Group, Inc. (“LFG”) (together, “Defendants”) in the Superior Court of California for Los Angeles County. A similar putative class action was filed against Defendants by Bruce Hay, Sheree Barcello, and Elizabeth Gonzalez, all former LTC escrow officers in California, in the same court on December 12, 2007. Plaintiffs’ complaints in both lawsuits allege failure to pay overtime and other related violations of the California Labor Code, as well as unfair business practices under the California Business and Professions Code § 17200 on behalf of all current and former California title and escrow officers. The underlying basis for both lawsuits is an alleged misclassification of title and escrow officers as “exempt” employees for purposes of the California Labor Code, which resulted in a failure to pay overtime and provide for required meal and rest breaks. Although such employees were reclassified as “non-exempt” beginning on January 1, 2006, the complaints allege similar violations of the California Labor Code even after that date for alleged “off-the-clock” work. Plaintiffs’ complaints in both cases demand an unspecified amount of back wages, statutory penalties, declaratory and injunctive relief, punitive damages, interest, and attorneys’ fees and costs. Plaintiffs have yet to file a motion for class certification, as the parties have agreed to mediation in November 2008. Should further litigation prove necessary following the mediation, Defendants believe they have meritorious defenses both to class certification and to liability.

We are defendants in a number of other purported class action cases pending in various states that include allegations that certain consumers were overcharged for title insurance and/or related services. We are also defendants in multiple purported class actions pending in federal district courts around the country alleging federal antitrust violations, claims for violations of the Real Estate Settlement Procedures Act, unfair and deceptive trade practices and unjust enrichment arising out of ratemaking activities of title insurance companies. A motion to consolidate these cases into a multidistrict litigation proceeding in the United State District Court for the Southern District of New York was denied by the Judicial Panel on Multi-District Litigation. Consolidation of these numerous cases was accomplished within judicial districts, condensing the docket to matters pending in eleven states. The dollar amount of damages sought has generally not been specified in these cases except for jurisdictional limits. We intend to vigorously defend these actions.

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

Various government entities are studying the title insurance product, market, pricing, business practices, and potential regulatory and legislative changes. On March 14, 2008, the Department of Housing and Urban Development published and then received public comments on proposed modifications to the Real Estate Settlement Procedure Act that could increase the title insurance industry’s cost of doing business. Recent Congressional hearings critical of those proposed regulations may delay or cause further changes to those proposed regulations. Multiple states, including California, Florida, New Mexico, New York, Texas, and Washington, are examining pricing levels and/or title insurance regulations. If it is determined that prices are not justified, rate changes may be implemented, including potential rate reductions. Some of the pricing examinations, like those conducted in Texas and New Mexico, are conducted annually or biannually and usually result in adjustments to the prices we can charge.

Subsequent to a hearing of the New Mexico title rate case for 2006, which concluded on January 18, 2007, the New Mexico Superintendent of Insurance (the “Superintendent”) issued an order on July 20, 2007 (the “Final Order”) mandating a rate reduction of 6.36 percent and a change in the agent/underwriter split from 80/20 to 84.2/15.8 effective September 1, 2007. The New Mexico Land Title Association (the “NMLTA”) filed a Motion for Reconsideration with the Superintendent on August 3, 2007. As a result of the Superintendent taking no action with respect to that Motion, on August 20, 2007, the NMLTA filed a Request for Review of Superintendent’s Final Order, a stay and hearing by the New Mexico Public Regulatory Commission (the “Commission”). Various underwriters also filed an appeal to the Commission. On August 28, 2007, the Superintendent issued an Order denying the NMLTA’s Motion for Reconsideration and granting the stay request until the Commission completed its review of the case with a requirement that the rate differential be escrowed during the stay and a notice of potential refund be provided to consumers. The Commission upheld the Final Order and the NMLTA and various underwriters have appealed to the New Mexico district court, with further appellate review available up to the New Mexico Supreme Court. Prior to the notice of appeal, the Commission granted an order continuing the stay of the Final Order and the escrow of the rate differential. On March 5, 2008, the Superintendent issued an order on the completed rate case for 2007 which ordered a 3.1% decrease from the rates ordered in July 2006 and restored the agent/underwriter split to 80/20. Although an appeal of a portion of the order was filed, no appeal was filed to the rate decrease or the change in the split, which took effect July 1, 2008. The New Mexico Division of Insurance held a hearing on June 27, 2008 to consider expanding its statistical plan to gather additional information on title insurers and agents for rate-making purposes. On October 9, 2008, the Superintendent of Insurance issued an order which denied certain proposed revisions and held others in abeyance, resulting in no current change in the data call. A hearing of the New Mexico title rate case for 2008 has been noticed for November 17, 2008.

A hearing of the Texas title rate case for 2008 has been noticed for November 18, 2008.

The California Department of Insurance (“CA DOI”) submitted to the Office of Administrative Law (“OAL”) proposed regulations governing the rating of title insurance and related services that could impose future rate reductions and filing of mandated statistical plans that impose substantially higher costs on title insurance operations in California. On February 21, 2007, OAL disapproved the regulatory action for failure to comply with certain standards and requirements and on February 28, 2007 issued a written decision detailing the reasons for disapproval. On June 28, 2007, CA DOI submitted revised regulations to OAL which were approved by OAL on July 25, 2007 and subsequently released by the California Secretary of State. On June 18, 2008, CA DOI submitted new regulations to OAL intended to repeal and replace the previously approved regulations and addressing controlled business, financial data reporting, rebates and commissions. Hearings on the new regulations were held August 12-15, 2008. Industry has been meeting with the CA DOI subsequent to the hearings to negotiate details of the new proposed regulations. If adopted, the new regulations would repeal the interim rate reduction and the maximum rate formula that are contained in the current regulations.

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

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to our financial condition, results of operations and future business plans, operations, opportunities and prospects. In addition, we and our representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in our reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate” and similar expressions or words of similar import. These forward-looking statements are based upon our current knowledge and assumptions about future events and involve risks and uncertainties that could cause our actual results, prospects, performance or achievements to be materially different from any anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include: (1) our results of operations and financial condition are susceptible to changes in mortgage interest rates, the availability of mortgage financing and general economic conditions; (2) changes to the participants in the secondary mortgage market could affect the demand for title insurance products; (3) we are subject to government regulation; (4) heightened regulatory scrutiny of us and the title insurance industry, including any future resulting reductions in the pricing of title insurance products and services, could materially and adversely affect our business, operating results and financial condition; (5) adverse market conditions, including the illiquidity of our auction rate securities, may significantly affect our ability to meet our liquidity needs; (6) adverse changes in general business or economic conditions generally or specifically in the principal markets in which we do business could adversely impact our business; (7) we may not be able to fuel our growth through acquisitions; (8) our inability to integrate and manage successfully our acquired businesses could adversely affect our business, operating results and financial condition; (9) customer loss and business disruption as a result of the pendency of the LandAmerica/Fidelity merger, including without limitation difficulties in maintaining relationships with employees, and merger-related expenses, may be greater than expected; (10) completion of the merger is subject to the satisfaction of various conditions to closing set forth in the definitive merger agreement between the us and Fidelity, including without limitation receipt of approval of our shareholders, and the merger may not be completed on the anticipated schedule or at all; (11) if the merger is completed, the success of the LandAmerica/Fidelity merger is subject to risks and uncertainties, including without limitation the risk that Fidelity may not be able to achieve the expected cost savings, synergies and other strategic benefits from the proposed transaction or may take longer to achieve the cost savings, synergies and benefits than expected, and our integration with Fidelity’s operations may not be successful or may be materially delayed or may be more costly or difficult than expected; (12) regulatory non-compliance, fraud or defalcations by our title insurance agents or employees could adversely affect our business, operating results and financial condition; (13) competition in our industry affects our revenue; (14) significant industry changes and new product and service introductions require timely and cost-effective responses; (15) our litigation risks include substantial claims by large classes of claimants; (16) our claims experience may require us to increase our provision for title losses or to record additional reserves, either of which may adversely affect our earnings, (17) key accounting and essential product delivery systems are concentrated in a few locations; (18) provisions of our articles of incorporation and bylaws and applicable state corporation, insurance and banking laws could limit another party’s ability to acquire us and could deprive shareholders of the opportunity to obtain a takeover premium for shares of common stock owned by them; (19) our future success depends on our ability to continue to attract and retain qualified employees; (20) our conduct of business in foreign markets creates financial and operational risks and uncertainties that may materially and adversely affect our business, operating results and financial condition; and (21) various external factors including general market conditions, governmental actions, economic reports and shareholder activism may affect the trading volatility and price of our common stock. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2007 and other reports from time to time filed with or furnished to the Securities and Exchange Commission. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. We undertake no obligation to update any forward-looking statements made in this report.

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

Principal Amount by Expected Maturity
Average Interest Rate

(Dollars in millions)
	2008	2009	2010	2011	2012	2013 and after	Total	Fair Value
Assets:
Taxable available-for-sale securities:
Book value	$ 2.4	29.5	30.8	44.1	49.8	436.8	$ 593.4	$ 572.1
Average yield	4.8%	5.0%	4.8%	5.3%	5.0%	5.4%	5.3%

Non-taxable available-for-sale securities:
Book value	$ 2.5	12.3	6.1	6.8	2.3	122.4	$ 152.4	$ 149.6
Average yield	4.3%	4.2%	4.7%	4.2%	4.6%	4.3%	4.3%

Taxable trading securities:
Book value	$ -	1.0	2.1	2.9	3.1	74.4	$ 83.5	$ 83.5
Average yield	-	5.7%	5.9%	5.5%	5.6%	5.9%	5.9%

Non-taxable trading securities:
Book value	$ -	0.8	1.4	1.9	1.1	18.8	$ 24.0	$ 24.0
Average yield	-	3.6%	4.2%	3.7%	5.0%	4.1%	4.1%

Preferred stock:
Book value	$ -	-	-	-	-	3.4	$ 3.4	$ 2.3
Average yield	-	-	-	-	-	5.8%	5.8%

Loans receivable, excluding reserves, discounts and other costs:
Book value	$ -	2.8	1.0	4.1	7.6	708.5	$ 724.0	$ 729.7
Average yield	-	7.3%	7.2%	7.2%	7.1%	7.0%	7.0%

Liabilities:
Interest bearing passbook liabilities:
Book value	$ 137.0	-	-	-	-	-	$ 137.0	$ 137.0
Average yield	2.3%	-	-	-	-	-	2.3%

Interest bearing certificate of deposit liabilities:
Book value	$ 55.1	282.6	52.0	52.6	34.2	23.8	$ 500.3	$ 518.0
Average yield	4.8%	3.9%	4.5%	4.3%	4.4%	4.5%	4.2%

Changes in maturities and yields from December 31, 2007 to September 30, 2008 primarily relate to timing of purchases and sales of securities and the effect that the securities sold or purchased have on the average portfolio yield, timing of payments received from, and the extension of loans to, customers in the commercial real estate market and timing of amounts held for customers.

We had debt of $569.4 million bearing interest at an average rate of 4.5% at September 30, 2008. At December 31, 2007, we had debt of $579.5 million bearing interest at an average rate of 4.9%. The decline in the average interest rate on our debt at September 30, 2008 from December 31, 2007 was primarily as a result of a decline in market interest rates which resulted in a lower interest rate on our credit facility. For further information about our credit facility and other borrowings, see “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this report.

We also have non-interest bearing passbook deposit liabilities of $70.6 million at September 30, 2008 that are included in the accompanying consolidated balance sheets. For further details, see our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Our management, under the direction of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. Based upon this evaluation our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Controls

During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in Note 7 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements filed as Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Our business is subject to various risks, including the risks described in our Form 10-K for the fiscal year ended December 31, 2007 and the risk described below. Our business, operating results and financial condition could be materially and adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Adverse market conditions, including the illiquidity of our auction rate securities, may significantly affect our ability to meet liquidity needs.

We need liquidity to pay our operating expenses, make payments on our indebtedness and pay capital expenditures. The principal sources of our cash receipts are premiums and other revenue, investment income, proceeds from the sale or maturity of our investment securities and proceeds from borrowings.

Weakness in the economy and real estate market in particular has resulted in a decline in revenue and continuing weakness that could cause customers to develop a negative perception of our short term or long term prospects, which may result in further reduced revenue.

The securities and credit markets have been experiencing extreme volatility and disruption, which directly impacts our ability to realize income from our investments, to sell investments, including without limitation our auction rate securities, and to obtain financing.

Our access to additional financing depends on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to our industry, our credit ratings, our credit capacity and the lenders perception of our credit capacity. Similarly, our ability to transfer or sell investments or to access additional financing may be impaired if regulatory authorities withhold approvals or rating agencies take negative actions against us.

Any of these factors, and especially a combination of them, may affect our ability to meet liquidity needs.

Adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations.

A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse impacts on our business:

•	A decrease in the demand for products and services offered by us;
•	A decrease in the value of our investment portfolio; and

•	An impairment of certain intangible assets, such as goodwill.

Customer loss and business disruption as a result of the pendency of the LandAmerica/Fidelity merger, including without limitation, difficulties in maintaining relationships with employees, and merger-related expenses, may be greater than expected.

Uncertainty about the effect of the merger on employees, producers, customers and other third-parties may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to retain and motivate key personnel until the merger is completed and could cause customers and others that deal with the Company to defer purchases or other decisions concerning the Company or seek to change existing business relationships with the Company. If key employees depart because of uncertainty about their future roles and the potential complexities of integration, the Company’s business following the merger could be harmed.

Also, the Company expects to incur significant costs associated with transaction fees, professional services and other costs related to the merger. These costs may be more than expected and may vary with events and circumstances leading to completion of the merger.

Completion of the merger is subject to the satisfaction of various conditions to closing set forth in the definitive merger agreement between the Company and Fidelity, including without limitation receipt of the Company’s shareholder approval, and the merger may not be completed on the anticipated schedule or at all.

In addition to required regulatory clearances and approvals, the merger is subject to a number of other conditions, including the Company’s shareholder approval, beyond the Company’s control that may prevent, delay or otherwise negatively affect its completion. The Company cannot predict whether and when these other conditions will be satisfied. Further, the conditions for obtaining the required clearances and approvals could delay the completion of the merger for a significant period of time or prevent it from occurring.

If the merger is completed, the success of the LandAmerica/Fidelity merger is subject to risks and uncertainties, including without limitation, the risk that Fidelity may not be able to achieve the expected cost savings, synergies and other strategic benefits from the proposed transaction or may take longer to achieve the cost savings, synergies and benefits than expected, and the integration of the Company with Fidelity’s operations may not be successful or may be materially delayed or may be more costly or difficult than expected.

Historically, the Company and Fidelity have operated as independent companies, and they will continue to do so until the completion of the merger. The management of Fidelity may face significant challenges in consolidating the functions of Fidelity and the Company and their subsidiaries, integrating their technologies, organizations, procedures, policies and operations, addressing differences in the business cultures of the two companies, retaining key personnel and maintaining relationships with certain third parties. In connection with the merger, Fidelity expects to integrate certain operations of the Company and Fidelity, and the integration of the two companies will be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the merger may disrupt each company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with clients and customers of the Company and Fidelity and with other market participants, employees, regulators and others with whom the Company and Fidelity have business or other dealings. If Fidelity fails to manage the integration of these businesses effectively, its growth strategy and future profitability could be negatively affected, and it may fail to achieve the intended benefits of the merger.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)          The following table sets forth the details of purchases of common stock under our share purchase plans and our Executive Voluntary Deferral Plan and Outside Directors Deferral Plan that occurred in third quarter 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through July 31, 2008	3,519	$ 23.12	-	1,623,033
August 1 through August 31, 2008	3,898	$ 12.99	-	1,619,135
September 1 through September 30, 2008	3,526	$ 19.02	-	1,615,609

(1)

A total of 10,943 shares of our common stock were purchased in connection with two employee benefit plans during third quarter 2008. These repurchases were made in open-market transactions on behalf of a trust maintained by us for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan.

(2)

In August 2007, the Board of Directors approved a share repurchase program expiring March 2009 that authorized us to repurchase 1,500,000 shares of our common stock. We did not repurchase any shares during the first nine months of 2008 under this program. As of September 30, 2008, there were approximately 1,109,620 authorized shares remaining under the repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The effects of the severe downturn in the housing and mortgage markets caused us to violate the financial debt covenants of our Note Purchase and Master Shelf Agreement (“Note Purchase Agreement”) and our revolving credit facility (“Credit Agreement”) as of September 30, 2008. In particular, we did not meet our fixed charge coverage ratio covenant of 1.20:1.0 required for the fiscal quarter ending September 30, 2008 under both the Note Purchase

Agreement and Credit Agreement. In addition, our debt to total capitalization also exceeded the maximum limit of 37.5% on both facilities. For further information, see Note 1 “Basis of Operations” and Note 5 “Credit Arrangements”of the Notes to Consolidated Financial Statements filed as Part I, Item 1 of this Quarterly Report on Form 10-Q which are incorporated herein by reference.

ITEM 6.	EXHIBITS

No.	Description

3.1	Amended and Restated Bylaws of LandAmerica Financial Group, Inc. incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed November 7, 2008, File No. 1-13990

10.1	LandAmerica Financial Group, Inc. Executive Voluntary Deferral Plan, as amended and restated effective November 5, 2008*

10.2	LandAmerica Financial Group, Inc. Outside Directors Deferral Plan, as amended and restated effective November 5, 2008*

10.3	LandAmerica Financial Group, Inc. Change of Control Employment Agreement with Schedule of Named Executive Officers effective October 27, 2008*

10.4	LandAmerica Financial Group, Inc. Executive Officer Incentive Plan, as amended and restated effective October 27, 2008*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDAMERICA FINANCIAL GROUP, INC.
(Registrant)

Date: November 10, 2008	/s/ Christine R. Vlahcevic
Christine R. Vlahcevic
Senior Vice President – Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Bylaws of LandAmerica Financial Group, Inc. incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed November 7, 2008, File No. 1-13990

10.1	LandAmerica Financial Group, Inc. Executive Voluntary Deferral Plan, as amended and restated effective November 5, 2008*

10.2	LandAmerica Financial Group, Inc. Outside Directors Deferral Plan, as amended and restated effective November 5, 2008*

10.3	LandAmerica Financial Group, Inc. Change of Control Employment Agreement with Schedule of Named Executive Officers effective October 27, 2008*

10.4	LandAmerica Financial Group, Inc. Executive Officer Incentive Plan, as amended and restated effective October 27, 2008*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

* Filed herewith.